Form 10QSB
period 1998-12-31
COMPUTERIZED THERMAL IMAGING INC
filed 1999-03-01
CIK 1021853

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB
            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

             For the quarterly period ended 12/31/98
Commission file number 333-47237

                Computerized Thermal Imaging, Inc.
 ________________________________________________________________
(Exact name of small business issuer as specified in its charter)

        Nevada                                       87-0458721
    ____________________________           ________________________________
  (State or other jurisdiction of       (IRS Employer Identification Number)
   incorporation or organization)

              476 HERITAGE PARK BOULEVARD, SUITE 210
                               LAYTON, UTAH 84041
                    ______________________________________
             (Address of principal executive offices)


                          (801) 776-4700
         ________________________________________________
         (Issuer's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12months (or for such shorter period that the registrant was required to file
such reports) Yes [ x ] No [   ], and (2) has been subject to such filing
requirements for the past 90 days. Yes [  ]   No [ x ]

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of December 31, 1998, the issuer had outstanding 50,086,998 shares of its Common Stock, $0.001 par value.


PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The unaudited financial statements of Computerized Thermal Imaging, Inc., a Nevada corporation (the "Company"), as of December 31, 1998, were prepared by Management and commence on the following page. In the opinion of Management the financial statements fairly present the financial condition of the Company.

        COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARY
             (A CORPORATION IN THE DEVELOPMENT STAGE)
                   CONSOLIDATED BALANCE SHEET
                           (UNAUDITED)

                                             DECEMBER 31,       JUNE 30,
                                               1998              1998
                                            -------------   ---------------
ASSETS

Current assets:
  Cash and cash equivalents                 $    257,704    $       230,064
  Deposits                                         2,204              2,204
                                            -------------   ----------------
Total current assets                             259,908            232,268

Property and equipment, net                      127,669            149,257
                                             -------------   ----------------
      Total assets                          $    387,577    $       381,525
                                            =============   ================
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Notes payable (Note 2)                    $  1,282,343    $       655,390
   Accounts payable                              819,865            511,920
  Accrued liabilities                            143,255            278,111
  Advances from stockholder                    2,048,407          1,416,574
                                            -------------   ----------------
    Total current liabilities                  4,293,870          2,861,995
                                            -------------   ----------------
Commitments and contingencies

Common stock subject to rescission offer               -            306,873
  (Note 5)                                  -------------   ----------------


Stockholders' deficit:
  Convertible preferred stock, $5.00 par
    value, 100,000 shares authorized                   -                -
  Common stock, $.001 par value; 100,000,000
    shares authorized, 47,565,757 shares
    issued and outstanding on June 30,
    1998, excluding 771,200 shares subject
    to rescission offer; 50,086,998 issued &
    outstanding as of December 31, 1998           50,087             47,566
  Additional paid-in capital                  19,597,412         18,373,060
  Subscription receivable                       (525,000)          (525,000)
  Losses accumulated during the development
    stage                                    (23,028,792)       (20,682,969)
                                           --------------    ----------------
    Total stockholders' deficit               (3,906,293)        (2,787,343)
                                           --------------    ----------------

       Total liabilities and stockholders'
        deficit                            $     387,577     $      381,525
                                           ==============    ================

                   The accompanying selected notes are an integral
                     part of these interim financial statements.

        COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARY
             (A CORPORATION IN THE DEVELOPMENT STAGE)
               CONSOLIDATED STATEMENT OF OPERATIONS
     FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997,
         THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997, AND INCEPTION ON JUNE 10, 1987 THOUGH DECEMBER 31, 1998
                                     (UNAUDITED)

                                   THREE MONTHS   THREE MONTHS    SIX MONTHS    SIX MONTHS
                                      ENDED          ENDED          ENDED         ENDED       INCEPTION TO
                                   DECEMBER 31,   DECEMBER 31,    DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                       1998           1997           1998          1997           1998
                                   -------------  -------------  -------------  ------------  -------------
Interest income                    $        934   $        913   $      1,667   $     1,247   $      21,550
Income from sale of prototype                -              -              -             -          180,815
                                   -------------  -------------  -------------  ------------  -------------

  Total income                              934            913          1,667         1,247         202,365
                                   -------------  -------------  -------------  ------------  -------------

Operating, general and admin-
  istrative expenses                    334,614      1,679,941        805,848     2,030,345      14,391,675
Research and development costs          593,411        652,349      1,148,164       909,651       6,343,228
Interest expense                        202,783          5,960        371,272       173,978       1,943,384
Depreciation expense                     10,686         59,423         22,206        12,348         104,127
Litigation settlement                     -                 -              -             -          514,380
                                   -------------  -------------   -------------  ------------  -------------
  Total expenses                      1,141,494      2,937,673      2,347,490     3,126,322      23,296,794
                                   -------------  -------------   -------------  ------------  -------------

Net loss before extraordinary        (1,140,560)    (2,396,760)    (2,345,823)   (3,125,075)    (23,094,429)
  item

Extraordinary gain on extin-
  guishment of debt                          -              -              -             -           65,637
                                   -------------  -------------   ------------- -------------  -------------
Net loss                           $ (1,140,560)  $ (2,396,760)   $(2,345,823)  $(3,125,075)   $(23,028,792)
                                   =============  =============   ============= =============  =============

Weighted average shares
  outstanding                        48,931,925     40,030,358     48,248,841    38,769,017
                                   =============  =============   ============= ============

Loss per common share              $    (0.023)   $    (0.060)   $    (0.049)    $   (0.081)
                                   =============  =============   ============= ============




              The accompanying selected notes are an integral
                part of these interim financial statements

        COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARY
             (A CORPORATION IN THE DEVELOPMENT STAGE)
              CONSOLIDATED  STATEMENT OF CASH FLOWS
   FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997, AND THE
 PERIOD FROM INCEPTION, JUNE 10, 1987, THROUGH DECEMBER 30, 1998
                           (UNAUDITED)

                                             SIX MONTHS      SIX MONTHS
                                                ENDED          ENDED       INCEPTION TO
                                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                 1998           1997           1998
                                            -------------   ------------   -------------
Cash Flows From Operating Activities:
  Net loss                                  $ (2,345,823)   $(3,125,075)   $(23,028,792)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
    Extraordinary gain on debt extin-
     guishment                                        -               -         (65,637)
    Depreciation expense                          22,206          12,348        104,127
    Amortization of debt issuance costs
     and discounts                               329,833         134,727        670,302
    Common stock issued as compensation
     for services                                     -        1,198,334      8,355,910
    Common stock issued for interest expense          -               -         423,596
    Common stock issued in settlement of
     litigation                                       -               -         514,380
    Common stock issued for failure to
     complete timely registration                     -               -          82,216
  Changes in operating assets and liabilities:
    Increase in deposits                              -               -          (2,204)
    Increase (decrease) in accounts payable
     and accrued liabilities                     173,089         (60,904)       963,120
                                            -------------   -------------  -------------
       Net cash used in operating activities  (1,820,695)     (1,840,570)   (11,982,982)
                                            -------------   -------------  -------------
Cash Flows Used in Investing Activities:
  Fixed asset capital expenditures                  (618)        (19,211)      (231,796)
                                            -------------   -------------  -------------
       Cash used in investing activities            (618)        (19,211)      (231,796)

Cash Flows from Financing Activities:
  Common stock issued for cash                   920,000              -       7,894,762
  Stock offering costs                                -          (54,287)      (125,000)
  Advances from stockholders                     631,833       1,680,610      2,048,407
  Proceeds from notes payable and accrued
   interest                                      377,218              -       3,235,832
  Legal fees and interest added to note          219,902         296,525        519,902
  Payment of debt issuance costs                      -               -        (133,600)
  Payment of notes and convertible debentures   (300,000)             -        (967,821)
                                            -------------   -------------  -------------
      Cash provided in financing activities    1,848,953       1,922,848     12,472,482

Net (decrease) increase in cash                   27,640          63,067        257,704
Cash beginning of period                         230,064         193,852             -
                                            -------------   -------------  -------------
Cash, end of period                         $    257,704    $    256,919   $    257,704
                                            =============   =============  =============
Supplemental Schedule of Non-Cash Financing
and Investing Activities:
  Common Stock (4,727,177 shares) issued for
   advances from shareholders               $         -     $  1,608,260
  Common stock (801,439 shares) issued for
    convertible subordinated debentures               -         355,500
  Common Stock (711,200 shares) returned to
    equity, rescission offer declined            306,873              -
                                            -------------   -------------
Total Supplemental Non-Cash Activities      $    306,873    $  1,963,760
                                            =============   =============  =============
Cash paid for interest (no income tax paid) $         0     $          0   $     8,770
                                            =============   =============  =============

                   The accompanying selected notes are an integral
                     part of these interim financial statements.

                COMPUTERIZED THERMAL IMAGING, INC.
             (A CORPORATION IN THE DEVELOPMENT STAGE)
         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
            FOR THE SIX MONTHS ENDED DECEMBER 31, 1998
                           (UNAUDITED)




                                                                                             Total
                            Common      Common                                 Accumu-       Stock-
                            Stock       Stock     Paid-in        Subscription  lated         Holders'
                            Shares      Amount    Capital        Receivable    Deficit       Deficit
                            ----------  --------  -------------  ------------  ------------- ------------
Balance at June 30,1998     47,565,757  $ 47,566  $ 18,373,060   $  (525,000)  $(20,682,969) $(2,787,343)

Reclassification of stock
 no longer subject to
 recission offer               771,200       771      306,102             -              -       306,873

Shares issued in a private
 placement to a director &
 a stockholder for cash        285,000       285      199,715             -              -       200,000

Shares issued to a
 corporation for a cash in
 Regulation D, 504 offering
 prior to effective date of
 Prospectus with 100,467
 shares issued for a
 placement fee to a
 third party                 1,465,041     1,465      718,535             -              -       720,000

Net loss for six months
 ended December 31, 1998            -         -            -              -      (2,345,823)  (2,345,823)
                            ----------  -------- ------------  -------------  -------------- ------------

Balance, December 31, 1998  50,086,998  $ 50,087 $ 19,597,412  $   (525,000)  $ (23,028,792) $(3,906,293)
                            ==========  ======== ============  =============  ============== ============



The accompanying notes are an integral part of these financial statements
                                   5

        COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARY
             (A CORPORATION IN THE DEVELOPMENT STAGE)
           NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS

1.     UNAUDITED FINANCIAL STATEMENTS:

The unaudited consolidated financial statements for the six months and three months ended December 31, 1998, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of results of operations have been made to the interim financial statements. Results of operations for the three-month and six month periods December, 1998 and 1997 are not necessarily indicative of results of operations for the respective full years.

A summary of the Company's significant accounting policies and other information necessary to understand these consolidated financial statements for its second quarter ended December 31, 1998, is presented in the Company's audited financial statements for the years ended June 30, 1998 and 1997. Accordingly, the Company's audited financial statements, as contained in the Company's Prospectus, declared effective on January 8, 1999 should be read in connection with these financial statements.

2.     NOTES PAYABLE AND CONVERTIBLE DEBT:

On September 11, 1998, the Company entered into a $347,750 note payable to a stockholder/affiliate bearing interest at a stated rate of 10% per year and due April 11, 1999. This note is uncollateralized and may be converted to common stock of the Company at any time subsequent to its maturity based upon the lesser of 50% of the closing price of the Company's common stock at the date of the note or 50% of the price of the Company's common stock at the date the lender notifies the Company of his intent to convert. The resulting discount from the fair value of the Company's common stock is being amortized to expense over the seven-month term of the note and, accordingly, the note bears an effective interest rate of approximately 131% per year. This note and a related note in the amount of $250,000 issued on April 15, 1998, were assigned to Thermal Imaging, Inc. ("TII") and totaled $1,061,218 at December 31, 1998, which represents the original note balances of $597,750, accrued amortization discount of $434,000 and accrued interest of $29,468.

3.  INCOME TAXES:

The Company has incurred losses since its inception and has a net operating loss carry-forward of approximately $15,000,000 dat December 31, 1998.

4.     COMPREHENSIVE INCOME:

Effective July 1, 1998 the Company adopted Statement of Financial Accounting standards ("SFAS") No. 130, Reporting Comprehensive Income, which requires a company to display an amount representing comprehensive income as part of the Company's basic financial statements. The Company's financial statements include none of the additional elements that affect comprehensive income, therefore comprehensive income and net income are identical.

        COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARY
             (A CORPORATION IN THE DEVELOPMENT STAGE)
           NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS

5.     COMMON STOCK SUBJECT TO RESCISSION OFFERS:

During 1998, the Company issued a total of 8,876,418 shares of common stock to affiliates of the Company for cash or other consideration and such common shares are considered to be "restricted" securities with limited transferability under state and federal securities laws. These affiliates, in secondary transactions, subsequently sold or otherwise transferred certain of the foregoing shares to fourteen non-affiliates. Because of the limited number of parties involved, Management of the Company does not believe the transfers constituted a "public offering" of the shares; however, in order to limit certain potential liabilities which could arise from such transfers which could be deemed in violation of various securities laws, of the shares transferred to non-affiliates, 771,200 shares became the subject of a rescission offer made by the affiliates to the non-affiliate transferees.
Such recission offer was made in compliance with certain available exemptions under the applicable states' securities laws where the transfers took place. Subsequent to September 30, 1998, all of the stockholders in question elected to reject the rescission offers and the balance of common stock subject to rescission orders was reclassified and included in stockholders' equity at December 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

       The Company is a development stage company that is a medical imaging systems integrator producing a computerized clinical thermal imaging diagnostic and patient management system (the "CTI System"). Thermal Medical Imaging, Inc. ("TMI") is an 80 percent owned subsidiary of the Company that utilizes the CTI System specially configured as a breast cancer system which is a non-invasive, non-contact procedure that does not involve breast compression or exposure to radiation (the "TMI System"). TRW, Inc. ("TRW") is the Company's primary systems development vendor.

         SECOND QUARTER ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997. The Company incurred a loss of $1,140,560 for the quarter ended December 31, 1998, as compared to a loss of $2,396,760 for the three months ending December 31, 1997. The Company had no revenues in either period. The decrease in losses was attributable to a significant decrease in general and administrative expenses.

         General and administrative expenses decreased from $1,679,941 during the second quarter of 1997 to $334,614 during the same period in 1998. The 1997 period includes a charge of $850,167 for options issued to a consultant with no comparable expense in 1998. This decrease was also due to decreased legal and accounting fees for 1998 over 1997 and decreases in consulting fees between the two periods. The Company's general and administrative activities focused on fund raising and support of research activities which included primarily, clinical testing in 1998 and development expenses with TRW in 1997.

         During the second quarter of 1998, the Company spent $593,411 on research an development expenses compared with $652,349 during the same period in 1997. Clinical testing costs during the second quarter of 1998 rose to $148,092 from $65,212 in the prior year's quarter. The Company's expenses incurred in connection with the TRW contracts decreased to $317,641 in the second quarter of 1998 as compared to $493,374 in 1997. The costs incurred for research equipment during the second quarter of 1998 were $37,285 and FDA consulting costs were $38,099 with no comparable expense in 1997 for equipment and $20,672 for FDA ting/consulting costs. Interest expense increased to $202,783 from $59,423 during the second quarter of 1998 versus 1997 due to the realization of a $329,833 discount on two notes payable to MFG during this period. This discount is attributable to the fact that the notes are convertible into common stock at a rate of fifty percent (50%) of the market price of the Company's common stock at maturity. Depreciation expense increased in the second quarter of 1998 to $10,686 from $5,960 in 1997.

         SIX MONTHS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997. The Company incurred a loss of $2,345,823 for the six months ended December 31, 1998 as compared to a loss of $3,125,075 for that same six month period in 1997. The Company had no revenues in either period. The decrease was due to a substantial decrease in general and administrative expenses. General and administrative expenses decreased to $805,848 for the six months ended December 31, 1998 from $2,030,345 during that same period in 1997. The decrease was largely due to a decrease in consulting fee expenses from $1,374,591 for the six months ended December 1997, to $231,301 for the first half of the next fiscal year. The decrease was due to the lack of stock transactions to fund general and administrative expenses in 1998. The Company funded $1,198,334 in general and administrative expenses through the issuance of stock in 1997. The Company also experienced a decrease in legal and accounting of approximately $36,000 when comparing the 1998 and 1997 periods.

         During the six months ended December 31, 1998, the Company spent $57,238 on FDA testing and consulting compared with $25,379 in that same period in 1997. TRW contracts and patent work cost the Company $552,679 in the first half of the fiscal year 1998, a decrease from the $709,961 spent in the first half of the fiscal year 1997. Equipment for research was $123,055 for the six months ended December 31, 1998 with no such expenditures in that same time period for the prior year. Clinical trial expenses significantly increased for the six months ended December 31, 1998 when compared to December 31, 1997, and were $304,521 and $65,802, respectively. Depreciation expenses at first half of the year ended December 31, 1998 increased to $22,206 over $12,348 in 1997. Interest in the two comparable six month periods, was $371,272 as of December 31, 1998, a substantial increase over that same period in 1997, when interest cost the Company $173,978.

         The Company funded its losses during the six months ended December 31, 1998 and 1997, through issuances of common stock in exchange for cash contributions, notes, and through advances from one or more of the parties which have consistently provided funding to the Company: Thermal Imaging, Inc. ("TII"), an affiliate of Mr. Johnston, Doug Holt doing business as PDH, Ltd.("PDH"), an independent contractor which provides various services to the Company and Daron Dilia doing business as Manhattan Financial Group ("MFG"). The Company received funding of $631,833 in non-interest bearing advances in the period ending December 31, 1998, and $1,680,610 in non-interest bearing advances in the that same period of 1997. The Company received loans from MFG in the amount of $347,750 during the September and October of 1998 and no notes were entered into in the comparative period of 1997. The Company also received $219,902 in legal services during the six months ended December 31, 1998 which were incorporated into the Company's revolving note agreement with the Company's law firm. The Company also made payments of $300,000 to its law firm, $150,000 in each of the first two quarters of 1998. During the first six months of 1997 fiscal period, the Company satisfied a large part of its cash flow requirement through issuance of shares. Shares were issued to affiliates to satisfy advances consisting of 4,727,177 common shares in repayment of advances totaling $1,608,260. Common shares aggregating 871,333 were also issued as compensation and for services valued at $348,167. In addition, the Company paid off $355,500 in debentures and accrued interest through the issuance of 801,439 common shares. During the comparable six month period of 1998, the Company issued 1,750,041 common shares for cash contributions of $862,400.

LIQUIDITY AND CAPITAL RESOURCES

         NO REVENUES FROM OPERATIONS -The Company has had no significant revenues from operations from inception. The Company's cash requirements consist of its salaries, office expenditures, legal and accounting fees to comply with securities registration and reporting requirements, legal fees for contracting, TMI's operational budget requirements, including TRW's technical support of TMI and the Company, and the costs of maintaining TMI's clinical trials. Available funds have been insufficient to pay Company and TMI operating costs, incurred TRW development costs and incurred legal fees. The Company intends to raise additional equity funds from the sale of the common stock through private offerings, either pursuant to an investment agreement or from new investors introduced to the Company, to meet its cash requirements through 1999.

       PROSPECTUS DECLARED EFFECTIVE - On January 8, 1999, a Prospectus filed as part of a Form SB2 Registration Statement with the Securities and Exchange Commission was declared effective for the registration of certain shares of common stock on behalf of selling shareholders as well as common stock underlying certain warrants (the "Prospectus"). Although the Company hopes that certain of the warrants with underlying shares registered in the Prospectus are exercised, there can be no assurance that the same will take place. Since the effective date of the Prospectus, and subsequent to the end of the Company's second fiscal quarter, the Company has received capital contributions as a result of the exercise of warrants from only one party totaling $188,200. Although the Company hopes that other warrant holders may elect to convert warrants into common shares resulting in additional capital contributions to the Company, the majority of the warrants outstanding as of the date hereof are unlikely to be exercised because the exercise price is considerably higher than the price per share of the Company's common stock in the over-the-counter market.

         THE MANHATTAN FINANCIAL GROUP INVESTMENT AGREEMENT.   Subsequent to
the Company's second fiscal period, on February 8, 1999, Daron Dilia, doing business as Manhattan Financial Group, agreed to purchase a minimum of $250,000 of the Company's common stock and a maximum of $1,250,000 of the Company's common stock on or before March 15, 1999. As consideration therefor, the Company would allow MFG to purchase the common shares at 50% of the low bid price during that time period (February 8 through March 15, 1999). The Company also granted piggy back registration rights to MFG. The shares issued in the transaction will be restricted and will give the Company some short term liquidity. MFG is one of the parties which has consistently provided funding to the Company.

     CAPITAL REQUIREMENTS OVER THE NEXT YEAR The Company will require an estimated $5,000,000 of which $400,000 is owed to TRW and $221,125 is owed its former attorneys (less $50,000 paid to the former attorneys after the fiscal period end, in January of 1999). Such cash requirements for the next 12 months will be needed for its research and development programs, preclinical and clinical testing, development of its sales and distribution efforts, operating expenses, and regulatory processes. The Company's capital requirements will depend on numerous factors, including the progress of its research and development programs; results of preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; the economic impact of competing technological and market developments; developments and changes in the Company's existing research, licensing and other relationships; and the terms of any new collaborative, licensing and other arrangements that the Company may establish. During the three years prior to the date of its Prospectus, David B. Johnston, the Chairman of the Board and the Chief Executive Officer of the Company, and certain affiliates of Mr. Johnston and the Company have contributed approximately $4,175,000 to the capital of the Company in exchange for shares of the Common Stock. The Company believes that its current assets and potential additional contributions from affiliates of the Company and certain accredited investors, as needed, will be sufficient to meet the Company's short-term operating expenses and capital expenditures. At the present time, however, there is no commitment from anyone other than MFG with respect to any future capital contributions to the Company, and there is no way to predict when and if any such additional contributions may be made. Consequently, the bulk of the needed capital over the next 12 months must come from one or more substantial new investors. Although the Company hopes to complete a securities purchase agreement with a substantial new investor, as of this date, it has no firm commitment from such investor, or any other substantial new investors. Until such time as it can locate a source of material funding, the Company expects affiliate stockholders to continue to support the Company either through loans or contributions to capital in exchange for the restricted common stock of the Company.

         If the Company does not commence generating adequate revenues, or if it does not attract new capital sufficient to meet its operating needs, the Company will not be able maintain the existing clinical trials to obtain FDA approval for the TMI System or to obtain insurance payment codes for the CTI System. In such event, the Company would have difficulty selling its products in the United States. The Company would then be forced to focus on sales to foreign markets that do not require FDA approval.

         DEPENDENCE OF TMI ON THE COMPANY. TMI, an 80% subsidiary of the Company which utilizes the CTI System especially configured as a breast cancer system which is a non-invasive, non-contact procedure that does not involve breast compression or exposure to radiation (the "TMI System"), has no source of revenue, other than contributions to its capital made by the Company. It is not expected that TMI's dependence on the Company will change until the clinical trials are successfully concluded and TMI or the Company then is able to market for sale or use the TMI System. TMI has no assurance that it can finance its development, marketing, or production costs. The Company must fund or finance the balance of the clinical trials and any subsequent development, operating, marketing and production costs until TMI develops its business and then is capable of financing its operations. TMI has developed the TMI System exclusively using contributions of capital from the Company. The efficacy of the TMI System is currently subject to confirmation in FDA clinical trials as a tool complementary to mammography. The FDA clinical trials requirement for

TMI to receive its PMA approval requires four separate medical facilities to conduct examinations and conduct and produce clinical statistical data from use of the TMI System. Those clinical trials are currently being conducted at Providence Hospital in Washinton DC, at two Los Angeles hospitals managed by the University of Southern California Medical School, and at Mt. Sinai Hospital in Miami, Florida. The rate of conducting examinations determines the monthly cash flow requirements and the time for qualifying for PMA. TMI also incurs costs for FDA legal counsel and for consulting services from a firm recognized by the FDA for overseeing clinical trial data collection and adherence to FDA requirements. The Company has advanced TMI approximately 5.5 Million through December 31, 1998. The estimated requirements to fund TMI's research and clinical testing are approximately $500,000 per quarter.

     If the Company is incapable of raising sufficient funds to finance TMI's clinical trials, as well as funds sufficient to conduct its own business, TMI may be forced to abandon its FDA plans.

         CTI SYSTEM DEVELOPMENT. The Company has committed to devote a major portion of its resources and subsequent capital financing, in excess of its fixed operating costs, to the operations of TMI for the completion of the ongoing FDA Clinical Trials. Although the Company is prioritizing its funding of TMI, it also plans to conduct multiple clinical trials involving the CTI System in the identification of soft tissue maladies. Although such clinical trials may not be necessary for physicians to use the CTI System, the benefit of specific purpose clinical trials will be to enable the Company to reference medical efficacy claims in connection with marketing efforts, to enhance physician confidence in the CTI System, and to obtain the designation of insurance payment codes for particular CTI System procedures. Management believes that the market in the United States alone for the CTI System would be dramatically enhanced if clinical trials were to substantiate the Company's assertion that the CTI System can distinguish and verify fraudulent (versus real muscular) lower back pains.

         MARKETING. The Company cannot assure investors that expenditures for clinical trials will result in confirming results or an FDA approval, nor can the Company be sure that any FDA approval or successful clinical trial will result in a profitable business activity. In order to be successful, the TMI System and the CTI System must be accepted both by physicians and the public. The primary method for creating physician acceptance of the Systems will be through the publication and presentation of technical research papers to medical professional groups. Management has already collaborated with physicians working on the TMI System clinical trial program to submit an abstract report to the Radiological Society of North America for presentation at their December 1998 conference in Chicago. If the abstract is selected by the society, a detailed research paper will be presented as part of the conference and published in the proceedings. As more research data becomes available, the Company hopes to team with research physicians on similar projects in the future.

         A marketing campaign must also be undertaken to educate the general public regarding the advantages associated with the use of the Systems. Management understands that this marketing effort will require substantial funds which are not presently available. While most of the funds needed to engage in a large scale marketing effort would be necessary if the PMA were approved and would likely have to come from equity financing, Management believes that usage charges from the TMI System will provide sufficient funds to initiate the campaign. Based upon the current pace of clinical trials, the 600 qualified patient examinations required by the FDA should be completed by the end of 1999 for consideration for the FDA to grant the PMA.

         EQUIPMENT FINANCING. The Company expects to commence production and sales for the CTI System when capital or debt financing is available and Use Agreements are in place. Equipment financing will be necessary for the Company or TMI to market the TMI and/or CTI Systems to enable manufacturing, production, and extensive marketing. Foreign sales of the CTI System may be likely with adequate marketing expenditures, but substantial U.S. sales are only likely to follow an FDA program for approval. A the present time, management doe not expect to seek FDA approval for the CTI System. However, TMI is actively pursuing FDA approval (the "PMA") for the TMI System. The Company contemplates revenues from the CTI System in the U.S. to be generated pursuant to Use Agreements, placing the CTI System in a hospital or medical care facility under an agreement requiring the user to compensate the Company based upon the time used. The Company contemplates systems integration and sales agreements for overseas production and sales. The Company expects to obtain equipment financing for the Company and TMI, secured by the sales or Use Agreements and the inventory produced. Assuming the PMA is granted after the TMI clinical trials are completed, TMI anticipates funding to be available from capital and debt financing to commence production and sales of the TMI System. The Company has entered into discussions with equipment financing companies that have indicated that the Systems can be financed in this manner.

         YEAR 2000 COMPLIANCE. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company believes that its internal systems are Year 2000 compliant or will be upgraded or replaced in connection with previously planned changes to information systems prior to the need to comply with Year 2000 requirements. However, the Company is uncertain as to the extent its customers and vendors may be affected by Year 2000 issues that require commitment of significant resources and may cause disruptions in the customers' and vendors' businesses.

     ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

None

Item 2.     Changes in Securities

    No instruments defining the rights of securities holders have been materially modified, limited or qualified. The following securities were issued since the Company's last report for the quarter ended September 30, 1998 (contained in the Company's registration statement on Form SB-2) which have not been registered under the Securities Act of 1933.

    1. Subsequent to the Company's second quarter ended, as an inducement to exercise certain warrants (the underlying common shares of such warrants were registered as part of the Company's Prospectus, declared effective on January 8, 1999), the Company issued an aggregate of 264,166 warrants (the "New Warrants")to three parties. The parties were beneficial owners of certain of those warrants discussed in the Prospectus and in the record name of Ambient Capital, the Company's financial advisor. The Company received $188,200, net of a $2,000 fee, from the exercise of the warrants and issued 264,166 common shares (registered in the Prospectus) in connection therewith. The same number of New Warrants were also issued in reliance upon the exemption provided for under Section 4(2) of the Securities Act of 1933 as "an isolated transaction not involving a public offering." The New Warrants were issued to the following parties: Bristol Asset LLC was issued 104,066 Warrants, Gary Post was issued 150,000 Warrants, and Pak Choi was issued 10,000 Warrants. Each Warrant is convertible into one common share of Company's stock at an exercise price of $1.19 per share and must be exercised on or before February 1, 2002.

      2. 2,133,862 unregistered common shares were issued for a total of $1,000,000 in connection with an offering made in reliance upon the exemption provided for in Section 3(b) under Regulation D, Rule 504. $772,000 was paid as of the quarter ended December 31, 1998, and the balance was received in January of 1999. Of the 2,133,862 shares issued in the transaction, 169,837 shares were issued to a third party as a placement fee. Because the Company was not yet a "reporting company" under Section 13 of 15(d) of the Securities and Exchange Act of 1934 at the time of the offering, the Company believes that the exemption was available to it. It also believes that it complied with the applicable terms and conditions of Rule 504.

     3. In October of the 1998, the Company issued 285,000 shares of its unregistered common stock to an officer and director and to one shareholder for a cash payment of $200,000. The Company relied on the exemption from registration provided for under Section 4(2) as a "transaction not involving a public offering".

     4. Subsequent to the Company's first quarter, an aggregate of 771,200 of the Company's common shares were reclassified as outstanding. The subject shares were part of a total of 8,876,418 shares of common stock issued in 1998 to affiliates of the Company for cash or other consideration and such common shares are considered to be "restricted" securities with limited transferability under state and federal securities laws. These affiliates, in secondary transactions, subsequently sold or otherwise transferred certain of the foregoing shares to fourteen non-affiliates. Because of the limited number of parties involved, Management of the Company does not believe the transfers constituted a "public offering" of the shares; however, in order to limit certain potential liabilities which could arise from such transfers which could be deemed in violation of various securities laws, of the shares transferred to non-affiliates, 771,200 became the subject of a recission offer made by the affiliates to the non-affiliate transferees. Such recission offer was made in compliance with certain available exemptions under the applicable states' securities laws where the transfers took place. Subsequent to September 30, 1998, all of the stockholders in question elected to reject the rescission offers and the balance of common stock subject to rescission orders was reclassified and included in stockholders' equity.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.      Other Information.

None.

Item 6.     Exhibits and Reports on Form 8-K.

   (a)      Exhibits

The following exhibits are filed herewith:

EXHIBIT NO.     IDENTIFICATION OF EXHIBIT
-----------     --------------------------

     10(ddd) Stock Purchase Agreement with Manhattan Financial Group, dated February 8, 1999

     27         Financial Data Schedule.


   (b} Reports on Form 8-K -- None


SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                           COMPUTERIZED THERMAL IMAGING, INC.
                                           (Registrant)

Date: March 1,1999                          By: /s/ David Johnston
                                              ------------------------
                                                    David B. Johnston
                                                    Chairman of the
                                                    Board of Directors and
                                                    Chief Executive Officer