Form 10QSB
period 1999-03-31
COMPUTERIZED THERMAL IMAGING INC
filed 1999-05-18
CIK 1021853

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB
            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1999
                 Commission file number 000-23955

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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file
such reports) Yes [ X ] No [   ], and (2) has been subject to such filing
requirements for the past 90 days. Yes [X ]   No [  ]

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of March 31, 1999, the issuer had outstanding 57,366,800 shares of its Common Stock, $0.001 par value.


PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

     The unaudited financial statements of Computerized Thermal Imaging, Inc., a Nevada corporation (the "Company"), as of March 31, 1999, were prepared by Management and commence on the following page. In the opinion of Management the financial statements fairly present the financial condition of the Company.

        COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARY
             (A CORPORATION IN THE DEVELOPMENT STAGE)
                   CONSOLIDATED BALANCE SHEET
                           (UNAUDITED)

                                               MARCH 31,       JUNE 30,
                                                1999              1998
                                            -------------   ---------------
ASSETS

Current assets:
  Cash and cash equivalents                 $    472,273    $       230,064
  Deposits                                         2,204              2,204
                                            -------------   ----------------
Total current assets                             474,477            232,268

Property and equipment, net                      126,870            149,257
                                             -------------   ----------------
      Total assets                          $    601,347    $       381,525
                                            =============   ================
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Notes payable (Note 2)                    $  1,332,804    $       655,390
  Accounts payable                               659,908            511,920
  Accrued liabilities                            192,396            278,111
  Advances from stockholder                      108,175          1,416,574
                                            -------------   ----------------
    Total current liabilities                  2,293,283          2,861,995

Commitments and contingencies                          -                -

Common stock subject to rescission offer               -            306,873
  (Note 4)

Stockholders' deficit:
  Convertible preferred stock, $5.00 par
    value, 100,000 shares authorized                   -                -
  Common stock, $.001 par value; 100,000,000
    shares authorized, 47,565,757 shares
    issued and outstanding on June 30,
    1998, excluding 771,200 shares subject
    to rescission offer; 57,366,800 issued &
    outstanding as of March 31, 1999             57,367              47,566
  Additional paid-in capital                 22,932,103          18,373,060
  Subscription receivable                      (525,000)           (525,000)
  Losses accumulated during the development
    stage                                   (24,156,406)        (20,682,969)
                                           --------------    ----------------
    Total stockholders' deficit              (1,691,936)         (2,787,343)
                                           --------------    ----------------

       Total liabilities and stockholders'
        deficit                            $    601,347      $      381,525
                                           ==============    ================

      The accompanying selected notes are an integral part of these interim financial statements.

        COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARY
             (A CORPORATION IN THE DEVELOPMENT STAGE)
               CONSOLIDATED STATEMENT OF OPERATIONS
       FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998,
          THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998,
       AND INCEPTION ON JUNE 10, 1987 THOUGH MARCH 31, 1999
                                     (UNAUDITED)

                                   THREE MONTHS   THREE MONTHS    NINE MONTHS   NINE MONTHS
                                      ENDED          ENDED          ENDED         ENDED       INCEPTION TO
                                      MARCH 31,      MARCH 31,     MARCH 31,     MARCH 31,     MARCH 31,
                                       1999           1998           1999          1998           1999
                                   -------------  -------------  -------------  ------------  -------------
Interest income                    $      3,186   $      1,441    $     4,853    $    2,688   $     24,736
Income from sale of prototype                                                                      180,815
                                   -------------  -------------  -------------  ------------  -------------
  Total income                            3,186          1,441          4,853         2,688        205,551
                                   -------------  -------------  -------------  ------------  -------------
Operating, general and admin-
  istrative expenses                    667,880        590,864      1,451,594     2,599,507     15,059,555
Research and development costs          282,183        515,007      1,452,481     1,446,359      6,625,411
Interest expense                        169,805         65,299        541,077       239,277      2,113,189
Depreciation expense                     10,932         11,218         33,138        23,566        115,059
Litigation settlement                        -             -              -              -         514,380
                                   -------------  -------------  -------------  ------------  -------------
  Total expenses                      1,130,800      1,182,388      3,478,290     4,308,709     24,427,594
                                   -------------  -------------  -------------  ------------  -------------
Net loss before extraordinary        (1,127,614)    (1,180,946)    (3,473,437)   (4,306,021)   (24,222,043)
  item

Extraordinary gain on extin-
  guishment of debt                          -              -              -             -          65,637
                                   -------------  -------------  ------------- -------------  -------------
Net loss                           $ (1,127,614)  $ (1,180,946)  $ (3,473,437) $ (4,306,021)  $(24,156,406)
                                   =============  =============  ============= =============  =============

Weighted average shares
  outstanding                        54,827,433     42,151,613     50,441,705    39,896,549
                                   =============  =============  ============= =============

Loss per common share              $      (0.02)  $      (0.03)  $      (0.07) $      (0.11)
                                   =============  =============  ============= =============




              The accompanying selected notes are an integral
                part of these interim financial statements

             COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARY
                 (A CORPORATION IN THE DEVELOPMENT STAGE)
                   CONSOLIDATED  STATEMENT OF CASH FLOWS
        FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998, AND THE
       PERIOD FROM INCEPTION, JUNE 10, 1987, THROUGH MARCH 31, 1999
                                (UNAUDITED)

                                                NINE MONTHS    NINE MONTHS
                                                   ENDED          ENDED       INCEPTION TO
                                                  MARCH 31,     MARCH 31,      MARCH 31,
                                                    1999           1998           1999
                                               -------------   ------------   -------------
Cash Flows From Operating Activities:
  Net loss                                     $ (3,473,437)   $(4,306,021)   $(24,156,406)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
    Extraordinary gain on debt extin-
     guishment                                            -             -          (65,637)
    Depreciation expense                             46,880         23,568         128,802
    Amortization of debt issuance costs
     and discounts                                  475,368        134,727         815,837
    Common stock issued as compensation
     for services                                    30,686      1,262,553       8,386,596
    Common stock issued for interest expense              -             -          423,596
    Common stock issued in settlement of
     litigation                                           -             -          514,380
    Common stock issued for failure to
     complete timely registration                         -             -           82,216
  Changes in operating assets and liabilities:
    Increase in deposits                                  -             -           (2,204)
    Increase (decrease) in accounts payable
     and accrued liabilities                         62,273        (60,904)        852,304
                                               -------------   ------------   -------------
       Net cash used in operating activities     (2,858,230)    (2,946,077)    (13,020,516)
                                               -------------   ------------   -------------
Cash Flows Used in Investing Activities:
  Fixed asset capital expenditures                  (24,493)       (72,489)       (255,672)
                                               -------------   ------------   -------------
       Cash used in investing activities            (24,493)       (72,489)       (255,672)

Cash Flows from Financing Activities:
  Common stock issued for cash                    2,263,200        557,637       9,237,962
  Stock offering costs                                   -         (90,788)       (125,000)
  Advances from stockholders                        659,686      2,640,822       2,076,260
  Proceeds from notes payable and accrued
   interest                                         462,525          3,278       3,321,139
  Legal fees and interest added to note             189,521        238,453         489,521
  Payment of debt issuance costs                         -              -         (133,600)
  Payment of notes and convertible debentures      (450,000)            -       (1,117,821)
                                               -------------   ------------   -------------
      Cash provided in financing activities       3,124,932      3,349,402      13,748,461

Net (decrease) increase in cash                     242,209        330,836         472,273
Cash beginning of period                            230,064        193,852              -
                                               -------------   ------------   -------------
Cash, end of period                            $    472,273    $   524,688    $    472,273
                                               =============   =============  =============
Supplemental Schedule of Non-Cash Financing
and Investing Activities:
  Common Stock (8,662,527 shares) issued for
   advances from shareholders                  $  1,968,085    $ 2,197,500
  Common stock (801,439 shares) issued for
    convertible subordinated debentures                            640,660
  Common Stock (711,200 shares) returned to
    equity, rescission offer declined               306,873
                                               -------------   ------------
Total Supplemental Non-Cash Activities         $  2,274,958    $ 2,838,160
                                               =============   =============  =============
Cash paid for interest (no income tax paid)    $          0    $         0    $     8,770
                                               =============   =============  =============

   The accompanying selected notes are an integral part of these interim financial statements.

                    COMPUTERIZED THERMAL IMAGING, INC.
                 (A CORPORATION IN THE DEVELOPMENT STAGE)
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 FOR THE NINE MONTHS ENDED MARCH 31, 1999
                                (UNAUDITED)

                                                                                             Total
                            Common      Common                                 Accumu-       Stock-
                            Stock       Stock     Paid-in        Subscription  lated         Holders'
                            Shares      Amount    Capital        Receivable    Deficit       Deficit
                            ----------  --------- -------------  ------------  ------------- ------------
Balance at June 30,1998     47,565,757  $ 47,566  $ 18,373,060   $  (525,000)  $(20,682,969) $(2,787,343)

Reclassification of stock
 no longer subject to
 recission offer               771,200       771      306,102             -              -       306,873

Shares issued in a private
 placement to a director &
 a stockholder for cash        285,000       285      199,715             -              -       200,000

Shares issued to a
 corporation for a cash in
 Regulation D, 504 offering
 prior to effective date of
 Prospectus with 169,837
 shares issued for a
 placement fee to a
 third party                 2,133,862     2,134      997,866             -              -     1,000,000

Issuance of common stock to
 affiliate to satisfy cash
 advances-                   3,580,800     3,581    1,786,821             -              -     1,790,402

Issuance of common stock to
 Pdh,Ltd. for cash advances    355,350       355      177,328             -              -       177,683

Issuance of common stock
 upon conversion of warrants
 at $.72 per share net of
 placement fee of $2000        264,166       264      187,936             -              -       188,200

Shares issued for services
 @ $.67 per share rendered
 during third quarter           45,800        46       30,640             -              -        30,686

Shares issued in a private
 placement -                 2,364,865     2,365      872,635                                    875,000

Net loss for nine months
  Ended March 31, 1999              -         -            -              -      (3,473,437)  (3,473,437)
                            ----------  --------- -------------  ------------  ------------- ------------
 Balance at March 31, 1999  57,366,800  $ 57,367  $22,932,103    $  (525,000)  $(24,156,406) $(1,691,936)
                            ==========  ========= =============  ============  ============= ============

The accompanying selected notes are an integral part of these interim financial statements.

        COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARY
             (A CORPORATION IN THE DEVELOPMENT STAGE)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     UNAUDITED FINANCIAL STATEMENTS:

The unaudited consolidated financial statements for the nine months and three months ended March 31, 1999, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of results of operations have been made to the interim financial statements. Results of operations for the three-month and nine-month periods March 31, 1999 and 1998 are not necessarily indicative of results of operations for the respective full years.

A summary of the Company's significant accounting policies and other information necessary to understand these consolidated financial statements for its third quarter ended March 31, 1999, is presented in the Company's audited financial statements for the years ended June 30, 1998 and 1997. Accordingly, the Company's audited financial statements, as contained in the Company's Prospectus, declared effective on January 8, 1999 should be read in connection with these financial statements.

2.     NOTES PAYABLE AND CONVERTIBLE DEBT:

On September 11, 1998, the Company entered into a $347,750 note payable to a stockholder/affiliate bearing interest at a stated rate of 10% per year and due April 11, 1999. This note is uncollateralized and may be converted to common stock of the Company at any time subsequent to its maturity based upon the lesser of 50% of the closing price of the Company's common stock at the date of the note or 50% of the price of the Company's common stock at the date the lender notifies the Company of his intent to convert. The resulting discount from the fair value of the Company's common stock is being amortized to expense over the seven-month term of the note and, accordingly, the note bears an effective interest rate of approximately 131% per year. This note and a related note in the amount of $250,000 issued on April 15, 1998 with similar terms, were assigned to Thermal Imaging, Inc. ("TII") and totaled $1,247,126 on April 15, 1999 which represents the original note balances of $597,500, accrued amortization discount of $597,500 and accrued interest of $52,126. On April 15, 1999 the Company issued an aggregate of 2,140,164 shares of its common stock to TII to satisfy the notes.

3.     INCOME TAXES:

The Company has incurred losses since its inception and has a net operating loss carry-forward of approximately $15,000,000 at March 31, 1999.

4.     COMMON STOCK SUBJECT TO RESCISSION OFFERS:

Prior to September of 1998, the Company issued a total of 8,876,418 shares of common stock to affiliates of the Company for cash or other consideration and such common shares are considered to be "restricted" securities with limited transferability under state and federal securities laws. These affiliates, in secondary transactions, subsequently sold or otherwise transferred certain of the foregoing shares to fourteen non-affiliates. Because of the limited number of parties involved, Management of the Company does not believe the transfers constituted a "public offering" of the shares; however, in order to limit certain potential liabilities which could arise from such transfers which could be deemed in violation of various securities laws, of the shares transferred to non-affiliates, 771,200 shares became the subject of a rescission offer made by the affiliates to the non-affiliate transferees.
Such recission offer was made in compliance with certain available exemptions under the applicable states' securities laws where the transfers took place. Subsequent to September 30, 1998, all of the stockholders in question elected to reject the rescission offers and the balance of common stock subject to rescission orders was reclassified and included in stockholders' equity at December 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

       The Company is a development stage company that is a medical imaging systems integrator producing a computerized clinical thermal imaging diagnostic and patient management system (the "CTI System"). Computerized Thermal Medical Imaging, Inc. ("CTMI")(formerly known as Thermal Medical Imaging, Inc.) is an 80 percent owned subsidiary of the Company that utilizes the CTI System specially configured as a breast cancer system which is a non-invasive, non-contact procedure that does not involve breast compression or exposure to radiation (the "CTMI System"). TRW, Inc. ("TRW") is the Company's primary systems development vendor.

         THIRD QUARTER ENDED MARCH 31, 1999 AND MARCH 31, 1998. The Company incurred a loss of $1,127,614 for the quarter ended March 31, 1999, as compared to a loss of $1,180,946 for the third quarter ended March 31, 1998. The Company had no revenues in either period. General and administrative expenses increased slightly from $590,864 during the third quarter of the Company's last fiscal year to $667,880 during the third quarter of this fiscal year. Payroll, salary, consulting and special/stockholder service fees were up during this year's third fiscal quarter over the third quarter of last year by over $173,000. This increase is attributable to expenses related to financial consulting and capital fund raising services. Legal fees however, between the two comparable third quarters, reduced this year by $34,000, and accounting fees reduced by $85,372. The reduction in legal and accounting fees was mainly due to the completion of legal and accounting expenses related to the filing of the Company's Form SB-2 Registration Statement and the related Prospectus declared effective on January 8, 1999. The Company's general and administrative activities focused on fund raising and support of research activities which included primarily, clinical testing in 1998-99 and development expenses with TRW in 1997-98.

         During its third quarter of this year, the Company spent $282,183 research and development expenses compared with $515,007 during the same period in 1998, a $233,000 decrease. The reduction was mostly due to a significant decrease in estimated TRW contract payables of approximately a quarter of a million dollars between the comparable quarters. The Company had no significant expenditures on research equipment during the three months ended March 31, 1999 as opposed to equipment costs of $67,000 for the three months ended March 31, 1998. Clinical testing costs rose during the third quarter of the Company's current fiscal year to $225,848 from $154,930 in the prior year's third quarter. FDA consulting costs were $51,684 during the third quarter of 1999 compared to $6,362 in that same period of 1998, a direct result of the increase in clinical testing expenses.

     Interest expenses increased to $169,805 from $65,299 during this year's third quarter due to the realization of a $110,400 discount on two notes payable to MFG during this period. This discount is attributable to the fact that the notes are convertible into common stock at a rate of fifty percent (50%) of the market price of the Company's common stock at maturity. Depreciation expenses during the two comparable periods were nearly the same.

         NINE MONTHS ENDED MARCH 31 1999 AND MARCH 31, 1998. The Company incurred a loss of $3,473,437 for the nine months ended March 31, 1999 as compared to a loss of $4,306,021 for that same nine month period in 1998. The Company had no revenues in either period. The decrease was due to a substantial decrease in general and administrative expenses. General and administrative expenses decreased to $1,451,594 for the nine months ended March 31, 1999 from $2,599,507 during that same nine month period in 1998.
The Company incurred an administrative charge of $850,167 for incentive stock options issued to non-employees in 1998 with no comparable expense in 1999. The Company also experienced a decrease in legal and accounting expenses of approximately $159,000 when comparing the same nine month period last year.

         During the nine months ended March 31, 1999, the Company spent $108,922 on FDA testing and consulting compared with $31,740 in that same period in 1998. TRW contracts and patent work cost the Company $485,273 in the first nine months of this fiscal year, a decrease from the $697,469 spent during that same nine months in the last fiscal year. Equipment for research was $119,507 for the nine months ended March 31, 1999 with expenditures in that same time period for the prior year of only $67,313. Clinical trial expenses significantly increased for the nine months ended March 31, 1999 when compared to March 31, 1998, and were $531,668 and $220,732, respectively. This is mostly due to the Company's shift from research and development to clinical trial testing during this nine month fiscal period.

     Depreciation expenses during the first three quarters of the year ended March 31, 1999 increased to $33,138 over $23,566 in that same nine month period ended March 31, 1998. Interest in the two comparable nine month periods, was $541,077 during the nine months ended March 31, 1999, a substantial increase over that same period in 1998, when interest cost the Company $239,277. The increase was a result of discounts on notes payable as discussed above under the comparison of the three month periods.

         The Company funded its losses during the nine months ended March 31, 1999 and 1998, through issuances of common stock in exchange for cash contributions, notes, and through advances from one or more of the parties which have consistently provided funding to the Company: Thermal Imaging, Inc. ("TII"), an affiliate of Mr. Johnston, Doug Holt doing business as PDH, Ltd.("PDH"), an independent contractor which provides various services to the Company, and Daron Dilia doing business as Manhattan Financial Group ("MFG"). The Company received funding of $2,263,200 from sales of stock for cash during the nine month period ended March 31, 1999, which included a private placement of stock with an officer/director for a $200,000 cash contribution, the exercise of certain warrants for proceeds of $188,200, the completion of a private placement with gross proceeds of $1,000,000, and $875,000 in cash contributions from MFG pursuant to a stock purchase agreement exercised in February/March of 1999. The Company also funded operations with stock for services and non-interest bearing advances from affiliates of the Company. These transactions included the issuance of 3,936,150 shares to certain affiliates of the Company as repayment of advances made from July 31, 1997 through December 31, 1998, aggregating $1,968,085. The Company continued to received funding from affiliates in 1999 in the amount of $659,686. The Company currently has a balance of $59,000 due on a revolving note with its former legal counsel; the Company made payments of $450,000 to such law firm during the first three quarters of this fiscal year, with an additional $50,000 payment made subsequent to the quarter end.

     During the first nine months of last years fiscal year, the Company satisfied a large part of its cash flow requirement through issuance of shares. Shares were issued to affiliates to satisfy advances consisting of 6,382,713 common shares in repayment of advances totaling $2,197,500. Common shares aggregating 890,752 were also issued as compensation and for services valued at $383,220. In addition, the Company paid off $640,660 in debentures and accrued interest through the issuance of 1,621,526 common shares. The Company also issued 2,914,875 shares for cash proceeds of $557,637.

LIQUIDITY AND CAPITAL RESOURCES

         NO REVENUES FROM OPERATIONS -The Company has had no significant revenues from operations from inception. The Company's cash requirements consist of its salaries, office expenditures, legal and accounting fees to comply with securities registration and reporting requirements, legal fees for contracting, CTMI's operational budget requirements, including TRW's technical support of CTMI and the Company, and the costs of maintaining CTMI's clinical trials. Available funds have been insufficient to pay Company and CTMI operating costs, incurred TRW development costs and incurred legal fees. The Company intends to raise additional equity funds from the sale of the common stock through private offerings, either pursuant to an investment agreement or from new investors, including Beach Boulevard LLC, as discussed below, to meet its cash requirements through 1999.

       PROSPECTUS DECLARED EFFECTIVE - On January 8, 1999, a Prospectus filed as part of a Form SB2 Registration Statement with the Securities and Exchange Commission was declared effective for the registration of certain shares of common stock on behalf of selling shareholders as well as common stock underlying certain warrants (the "Prospectus"). Although the Company hopes that certain of the warrants with underlying shares registered in the Prospectus are exercised, there can be no assurance that the same will take place, the majority of the warrants outstanding as of the date hereof are unlikely to be exercised because the exercise price is considerably higher than the price per share of the Company's common stock in the over-the-counter market.

     PROSPECTUS AMENDED -POST EFFECTIVE AMENDMENT FILED - on April 1, 1999, the Company filed a Post Effective Amendment to its Registration Statement on Form SB-2 with a request for effectiveness of April 23, 1999. The purpose of the amendment was to amend the Company's Prospectus regarding Bristol Asset Management LLC, a party to a material investment agreement disclosed in the Company's Prospectus. Subsequent to the effective date of the Prospectus, January 8, 1999, Bristol declined to participate in such investment agreement. The Company executed a new investment agreement on March 4, 1999 with Beach Boulevard LLC to meet its expected capital needs. (The Beach Boulevard Security Purchase Agreement was filed as Exhibit 10eee of the Post-Effective Amendment to its Registration Statement on Form SB-2, filed on April 1, 1999, with the Securities and Exchange Commission, and incorporated herein by reference.)

     BEACH BOULEVARD SECURITY PURCHASE AGREEMENT. On March 4, 1999, the Company entered into an agreement with Beach Boulevard LLC ("Beach"). Subject to certain conditions, the Company may require Beach to purchase up to $7,000,000 of its common stock in tranches. Such conditions include that the Current Price of the Company's common stock (the lowest sale price of the Common Stock as reported by Bloomberg, or if not so reported, as reported by the over-the-counter market during the ten trading days prior to the agreed upon tranche date) after the Initial Closing Date, be seventy-five cents ($.75) or more; and the average daily trading volume for the twenty consecutive trading days ending the day before any subsequent closing date, be 200,000 or more shares. In addition, the Company's filed and effective Registration Statement shall continue to remain effective for all subsequent tranches. The Company must also warrant the unrestrained trading of its Common

Stock on he OTC Bulletin Board, the registration for resale of the newly issued shares under the Securities Act of 1933, and maintain its status under the Exchange Act.

     The first tranche (the "Initial Tranche")shall aggregate $1,500,000. Subject to certain limitations and conditions precedent, the Company may require Beach to purchase additional shares at $500,000 per month commencing two months after the closing date (the date of the closing of the purchase and sale of the Initial Tranche) at any time, but not more than once in any calendar month and not prior to 5 business days after the immediately preceding closing date with total purchases not to exceed $7,000,000. Such shares purchased in each subsequent tranche shall equal the price of the tranche, divided by the Current Price, multiplied by the applicable percentage. (The applicable percentage is 82.5% for the Initial Closing Date and 85% for each additional closing date.

     If the market price of the Company's common shares is less than the Base Price (95% of the Current Price applicable to that closing date) at any trading day during the period (the "Effective Period") beginning on the first trading day of the relevant Closing Date, and continuing through the 20th trading day after such closing date, the Company will be obligated to issue Beach Supplemental Shares. These Supplemental Shares shall be issued no later than the 30th trading day after each Closing Date. The number of Supplemental Shares shall be equal in number to the product of the purchased shares of that relevant Closing Date multiplied by the excess of 95% of the Current Price of the Common Stock applicable to the Closing Date over the Market Price of the Common Stock, divided by the Market Price of the Common Stock. For the purposes of this calculation, Market Price shall mean the average of the lowest price of a share of Common Stock, as reported by Bloomberg, LP for any 5 trading days during the Effective Period as such dates are selected by the Purchaser.

     As of the date of this Report, Beach has not purchased any shares of the Company's Common Stock. (See Item 6, Exhibits).

      THE MANHATTAN FINANCIAL GROUP INVESTMENT AGREEMENT.   On February 8,
1999, Daron Dilia, doing business as Manhattan Financial Group, agreed to purchase a minimum of $250,000 of the Company's common stock and a maximum of $1,250,000 of the Company's common stock on or before March 15, 1999. As consideration therefor, the Company would allow MFG to purchase the common shares at 50% of the low bid price during that time period (February 8 through March 15, 1999). The Company also granted piggy back registration rights to MFG. The shares issued in the transaction will be restricted. During February and March, 1999, MFG purchased shares of the Company's common stock under the agreement, and paid a purchase price of $ 875,000 for 2,364,865 shares of common stock.

     CAPITAL REQUIREMENTS OVER THE NEXT YEAR The Company will require an estimated $5,000,000 of which $380,000 is owed to TRW and $59,000 is owed its former attorneys. Such cash requirements for the next 12 months will be needed for its research and development programs, preclinical and clinical testing, development of its sales and distribution efforts, operating expenses, and regulatory processes. The Company's capital requirements will depend on numerous factors, including the progress of its research and development programs; results of preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; the economic impact of competing technological and market developments; developments and changes in the Company's existing research, licensing and other relationships; and the terms of any new collaborative, licensing and other arrangements that the Company may establish. During the three years prior to the date of its Prospectus, David B. Johnston, the Chairman of the Board and the

Chief Executive Officer of the Company, and certain affiliates of Mr. Johnston and the Company have contributed approximately $4,175,000 to the capital of the Company in exchange for shares of the Common Stock. The Company believes that its current assets and potential additional contributions from affiliates of the Company and certain accredited investors, as needed, as well as funds received from Beach pursuant to the investment agreement, will be sufficient to meet the Company's short-term operating expenses and capital expenditures. At the present time, however, there is no commitment from anyone other than Beach with respect to any future capital contributions to the Company, and Beach's contributions are predicated upon certain factors. Although, the Company believes the first contribution will be made by Beach during the Company's fourth quarter, there is no way to predict whether or not the Company will meet the condition's precedent to Beach's requirement to purchase shares including the requirement that the Company's stock be worth a certain amount in the market place. (For a description of the agreement with Beach, see the section entitled "BEACH BOULEVARD SECURITY PURCHASE AGREEMENT.") As of this date, the Company believes the bulk of the needed capital over the next 12 months will come from Beach. If such funding source fails or the Company fails to meet its requirements under the Security Purchase Agreement with Beach, the Company will need to locate additional sources of material funding, and will, as in the past, rely upon affiliate stockholders to continue to support the Company either through loans or contributions to capital in exchange for the restricted common stock of the Company.

The Company is nearing completion of its initial contract with TRW for the soft ware writing, documentation and implementation assistance. The Company anticipates entering into a new contract with TRW for further development work in the early part of the next fiscal year.

         If the Company does not commence generating adequate revenues, or if it does not attract new capital sufficient to meet its operating needs, the Company will not be able maintain the existing clinical trials to obtain FDA approval for the CTMI System or to obtain insurance payment codes for the CTI System. In such event, the Company would have difficulty selling its products in the United States. The Company would then be forced to focus on sales to foreign markets that do not require FDA approval.

         DEPENDENCE OF CTMI ON THE COMPANY. CTMI, an 80% subsidiary of the Company which utilizes the CTI System especially configured as a breast cancer system which is a non-invasive, non-contact procedure that does not involve breast compression or exposure to radiation (the "CTMI System"), has no source of revenue, other than contributions to its capital made by the Company. It is not expected that CTMI's dependence on the Company will change until the clinical trials are successfully concluded and CTMI or the Company then is able to market for sale or use the CTMI System. CTMI has no assurance that it can finance its development, marketing, or production costs. The Company must fund or finance the balance of the clinical trials and any subsequent development, operating, marketing and production costs until CTMI develops its business and then is capable of financing its operations. CTMI has developed the CTMI System exclusively using contributions of capital from the Company. The efficacy of the CTMI System is currently subject to confirmation in FDA clinical trials as a tool complementary to mammography. The FDA clinical trials requirement for CTMI to receive its PMA approval requires four separate medical facilities to conduct examinations and conduct and produce clinical statistical data from use of the CTMI System. Those clinical trials are currently being conducted at: Providence Hospital in Washington DC, at s Los Angeles hospital managed by the University of Southern California Medical School, at Mt. Sinai Hospital in Miami, Florida, and at a new site, St. Agnes in Baltimore, Maryland. In June a testing site will be opened at Lahee Clinic in Boston, Massachusetts. The rate of conducting examinations determines the monthly cash flow requirements and the time for qualifying for PMA. CTMI also incurs costs for FDA legal counsel and for consulting services from a firm recognized by the FDA for overseeing clinical trial data collection and adherence to FDA requirements. The Company has advanced CTMI approximately 5.8 Million through March 31, 1999. The estimated requirements to fund CTMI's research and clinical testing are approximately $500,000 per quarter.

     If the Company is incapable of raising sufficient funds to finance CTMI's clinical trials, as well as funds sufficient to conduct its own business, CTMI may be forced to abandon its FDA plans.

         CTI SYSTEM DEVELOPMENT. The Company has committed to devote a major portion of its resources and subsequent capital financing, in excess of its fixed operating costs, to the operations of CTMI for the completion of the ongoing FDA Clinical Trials. Although the Company is prioritizing its funding of CTMI, it also plans to conduct multiple clinical trials involving the CTI System in the identification of soft tissue maladies. Although such clinical trials may not be necessary for physicians to use the CTI System, the benefit of specific purpose clinical trials will be to enable the Company to reference medical efficacy claims in connection with marketing efforts, to enhance physician confidence in the CTI System, and to obtain the designation of insurance payment codes for particular CTI System procedures. Management believes that the market in the United States alone for the CTI System would be dramatically enhanced if clinical trials were to substantiate the Company's assertion that the CTI System can distinguish and verify fraudulent (versus real muscular) lower back pains.

         MARKETING. The Company cannot assure investors that expenditures for clinical trials will result in confirming results or an FDA approval, nor can the Company be sure that any FDA approval or successful clinical trial will result in a profitable business activity. In order to be successful, the CTMI System and the CTI System must be accepted both by physicians and the public. The primary method for creating physician acceptance of the Systems will be through the publication and presentation of technical research papers to medical professional groups. Management has already collaborated with physicians working on the CTMI System clinical trial program to submit an abstract report to the Radiological Society of North America for presentation at their December 1998 conference in Chicago. If the abstract is selected by the society, a detailed research paper will be presented as part of the conference and published in the proceedings. As more research data becomes available, the Company hopes to team with research physicians on similar projects in the future.

         A marketing campaign must also be undertaken to educate the general public regarding the advantages associated with the use of the Systems. Management understands that this marketing effort will require substantial funds which are not presently available. While most of the funds needed to engage in a large scale marketing effort would be necessary if the PMA were approved and would likely have to come from equity financing, Management believes that usage charges from the CTMI System will provide sufficient funds to initiate the campaign. Based upon the current pace of clinical trials, the 600 qualified patient examinations required by the FDA should be completed by the end of 1999 for consideration for the FDA to grant the PMA.

         EQUIPMENT FINANCING. The Company expects to commence production and sales for the CTI System when capital or debt financing is available and Use Agreements are in place. Equipment financing will be necessary for the Company or CTMI to market the CTMI and/or CTI Systems to enable manufacturing, production, and extensive marketing. Foreign sales of the CTI System may be likely with adequate marketing expenditures, but substantial U.S. sales are only likely to follow an FDA program for approval. A the present time, management doe not expect to seek FDA approval for the CTI System. However, CTMI is actively pursuing FDA approval (the "PMA") for the CTMI System. The Company contemplates revenues from the CTI System in the U.S. to be generated pursuant to Use Agreements, placing the CTI System in a hospital or medical care facility under an agreement requiring the user to compensate the Company based upon the time used. The Company contemplates systems integration and sales agreements for overseas production and sales. The Company expects to obtain equipment financing for the Company and CTMI, secured by the sales or Use Agreements and the inventory produced. Assuming the PMA is granted after the CTMI clinical trials are completed, CTMI anticipates funding to be available from capital and debt financing to commence production and sales of the CTMI System. The Company has entered into discussions with equipment financing companies that have indicated that the Systems can be financed in this manner.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

None

Item 2.     Changes in Securities

    No instruments defining the rights of securities holders have been materially modified, limited or qualified. The following securities were issued since the Company's last report for the quarter ended December 31, 1999 (contained in the Company's registration statement on Form SB-2) which have not been registered under the Securities Act of 1933. The following transactions took place during the Company's third quarter, two of which were reported in the Company's Quarterly Report on Form 10QSB for the period ended December 31, 1999, and filed with the Securities and Exchange Commission on March 1, 1999.

    1. On January 29, 1999, as an inducement to exercise certain warrants (the underlying common shares of such warrants were registered as part of the Company's Prospectus, declared effective on January 8, 1999), the Company issued an aggregate of 264,166 warrants (the "New Warrants")to three parties. The parties were beneficial owners of certain of those warrants discussed in the Prospectus and in the record name of Ambient Capital, the Company's financial advisor. The Company received $188,200, net of a $2,000 fee, from the exercise of the warrants and issued 264,166 common shares (registered in the Prospectus) in connection therewith. The same number of New Warrants were also issued in reliance upon the exemption provided for under Section 4(2) of the Securities Act of 1933 (the "Act") as "an isolated transaction not involving a public offering." The New Warrants were issued to the following parties: Bristol Asset LLC was issued 104,066 Warrants, Gary Post was issued 150,000 Warrants, and Pak Choi was issued 10,000 Warrants. Each Warrant is convertible into one common share of Company's stock at an exercise price of $1.19 per share and must be exercised on or before February 1, 2002. (Reported on the Company's Quarterly Report on Form 10QSB for December 31,1998, filed with the Securities and Exchange Commission on March 1, 1999.)

      2. 2,133,862 unregistered common shares were issued for a total of $1,000,000 in connection with an offering made in reliance upon the exemption provided for in Section 3(b) under Regulation D, Rule 504. $720,000 was paid as of the quarter ended December 31, 1998, and the balance of $280,000 was received in January of 1999. Of the 2,133,862 shares issued in the transaction, 169,837 shares were issued to a third party as a placement fee. Because the Company was not yet a "reporting company" under Section 13 or 15(d) of the Securities and Exchange Act of 1934 at the time of the offering, the Company believes that the exemption was available to it. It also believes that it complied with the applicable terms and conditions of Rule 504. (Reported on the Company's Quarterly Report on Form 10QSB for December 31,1998, filed with the Securities and Exchange Commission on March 1, 1999.)

     3. 3,580,800 shares were issued in January, 1999, to Thermal Imaging, Inc., an affiliate of the Company, to satisfy $1,790,701 in cash advances made by TII to the Company from July 1, 1997 through December 31, 1998. An additional 355,350 shares were issued to PDH Ltd. to satisfy $177,683,39 in cash advances made by PDH Ltd. to the Company from July 1, 1997 through December 31, 1998. The foregoing shares were issued pursuant to the exemption from the registration requirements of the Act provided for under Section 4(2) as a "transaction not involving a public offering."

      4. The Company issued an aggregate of 2,364,865 shares of its common stock to Manhattan Financial Group ("MFG") pursuant to an agreement as between the Company and MFG dated March 29, 1999. (The agreement was filed as Exhibit 10, to the Company's Quarterly Report on Form 10QSB for December 31,1998, filed with the Securities and Exchange Commission on March 1, 1999, and incorporated herein by reference.) Under the agreement MFG was entitled to purchase between $250,000 to $1,250,000 of the Company's common shares at a purchase price equal to 50% of the low bid price during the time period from February 8, 1999 through March 15, 1999. The low bid price during those dates was $0.74 per share in the over the counter market. MFG paid $875,000 for the shares in the transaction. The foregoing shares were issued pursuant to the exemption from the registration requirements of the Act provided for under
Section 4(2) as a "transaction not involving a public offering."

     5. The Company issued 45,800 shares for services: 9,000 shares to Jeffrey and Margo Wilson (4,500 shares each), and 36,800 to James O'Brien, Optimum Source International. Such shares were issued at $.67 per share and were issued pursuant to Section 4(2) of the Act as a "transaction not involving a public offering."

The following transaction took place subsequent to the Company's third quarter ended:

     6. In early May of 1999, the Company issued a total of 2,140,164 of its unregistered common shares to satisfy a total of $1,247,126 in notes payable to MFG. The amount due was comprised of the remaining principal due on the notes in the amount of $597,500, accrued amortization discount of $597,500 and accrued interest of $52,126. The shares were issued pursuant to Section 4(2) of the Act.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.      Other Information.

None.

Item 6.     Exhibits and Reports on Form 8-K.

   (a)      Exhibits

The following exhibits are filed as part of this Form 10-QSB for the Company's quarter ended March 31, 1999:

(i)
EXHIBIT NO.  EXHIBIT DESCRIPTION(1)       WHERE INCORPORATED IN THIS REPORT
----------   -------------------          -------------------------------
             Post Effective Amendment to         Part I
             Registration Statement on
             Form SB-2, filed April 1,
             1999(2)

             Quarterly Report on Form 10QSB      Part II
             10QSB for the quarter ended
             December 31, 1999,
             filed on March 1, 1999(2)

(ii)
EXHIBIT
NO.             IDENTIFICATION OF EXHIBIT
-----------     --------------------------

10ddd           Manhattan Financial Agreement(3)
10eee           Beach Boulevard LLC Security Agreement(4)
 27             Financial Data Schedule.


   (b} Reports on Form 8-K -- None

(1) Summaries of all Exhibits contained within this Report are modified in their entirety by reference to these exhibits

(2) These documents and related exhibits have been previously filed with the Securities and Exchange Commission.

(3) Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for December 31, 1998, filed on March 1, 1999.

(4) Previously filed as part of the Company's Post-Effective Amendment to its Registration Statement on Form SB-2, filed on April 1, 1999.

                            SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                           COMPUTERIZED THERMAL IMAGING, INC.
                                           (Registrant)

Date: May 17,1999                          By: /s/ David A. Packer
                                              ------------------------
                                                    David A. Packer
                                                    President/Treasurer
                                                    Chief Financial Officer