Form 10KSB
period 1999-06-30
COMPUTERIZED THERMAL IMAGING INC
filed 1999-10-14
CIK 1021853

FORM 10-KSB

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(Mark One)
     [X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Fiscal Year Ended June 30, 1999

     [ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.


                COMPUTERIZED THERMAL IMAGING, INC.
       ---------------------------------------------------
     (Exact name of registrant as specified in its charter)

                            000-23955
                      ---------------------
                       Commission File No.
       NEVADA                                       87-0458721
-------------------------------                  ---------------------
State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)


   467 Heritage Park Blvd. Ste 210, Layton, Utah             84041
   ----------------------------------------------         ---------------
   (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code: (801) 776-4700
                                                    ----------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            -------

Securities registered pursuant to Section 12(g) of the Act:

                              Common
                         ---------------
                        (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes [x] No [ ], and (2) has been subject to such filing requirements for the past 90
days.  Yes [x]   No [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The registrant's revenues for its most recent fiscal year were $0.

    The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the Company's stock was last sold on June 30, 1999, being $.7344 per share, was $32,979,288

     The number of shares outstanding of the registrant's only outstanding class of common equity, as of its fiscal year ended June 30, 1999, was 62,275,560. The number of the registrant's only outstanding class of common equity as of September 16, 1999 was 64,998,840.

DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

     Prospectus on 424(b) in Part I and Part II and Part III.

______________________________________________________________________________


     Transitional Small Business Disclosure Format (check one):

     Yes [  ]   No [X]

ITEM 1.     BUSINESS

            (a)     BUSINESS DEVELOPMENT

    General
    -------

    Computerized Thermal Imaging, Inc. (the "Company") was incorporated on June 10, 1987 in the State of Nevada as Business Helpers, Inc. In 1988 the Company acquired all of the assets of Thermal Imaging, Inc., an Oregon corporation, through the issuance of shares of its common stock, which assets consisted primarily of certain intellectual property regarding thermal imaging. The Company amended its Articles of Incorporation on August 25, 1989 to effect a name change to DTI Dorex, Ltd. and again on November 3, 1989 to its current name. In April 1992,the Company further amended its Articles of Incorporation to provide for a capital structure of 100,000,000 shares of common stock, par value of $0.001 per share, and 3,000,000 shares of preferred stock with such designations, preferences and other features as may be required by the Company's Board of Directors. In 1997, the Company acquired 80% of the issued and outstanding shares of Computerized Thermal Imaging Company, a Nevada corporation ("CTICO"), which was then known as Thermal Medical Imaging, Inc. CTICO was organized in October of 1995 (with the Company as a 20% shareholder) to separately fund the development, marketing, and distribution of the Company's thermal imaging systems (as further defined and described in the next paragraph.) A failed underwriting of CTICO in led 1996 led to its reorganization, with the Company increasing its position in CTICO to 80% as a result of certain cash advances made by it to CTICO through December of 1996. On March 16, 1998, the Company further amended its Articles of Incorporation which described in more detail the authority of the Board of Directors with respect to any shares of the preferred stock which may be issued by the Company. In addition, such amendment denied preemptive rights to all stockholders of the Company from and after such date.

   Summary of Business
   --------------------

     The Company is a development stage company that is a medical imaging systems integrator producing a computerized clinical thermal imaging diagnostic and patient management system (the "CTI System") that has been trademarked under the name Computerized Thermal Imaging. The Company plans to license the CTI System to various health care providers such as hospitals, HMOs and freestanding image centers through "Use Agreements". Revenues will be generated under the Use Agreements by charging the health care providers monthly for time usage and for the disposable supplies purchased in conjunction with the CTI System. The Company also plans to sell the CTI System to certain countries in Asia, such as the People's Republic of China (the "PRC"), where use of thermal imaging for medical use is more prevalent than in the United States. The CTI System is currently composed of four elements: (1) the climate-controlled lab; (2) the examination unit, consisting of an infrared camera, imaging monitor, high-resolution printer, computer and proprietary software and telemedicine interface; (3) a digital health card that encodes a patient's thermal image for subsequent comparison by physicians, or even the patient's entire medical record, in a digital format on a plastic card the size of a credit card; and (4) a proprietary medical protocol. The Company's 80 percent owned subsidiary, Computerized Thermal Imaging, Co. ("CTICO"), utilizes the CTI System specially configured as a breast cancer system which is a non-invasive, non-contact procedure that does not involve breast compression or exposure to radiation, and which is comprised of an infra-red camera, a central processing unit, a display unit, examination equipment, and a power distribution unit (the "CTI Breast Imaging System"). (See this ITEM 1, BUSINESS OF THE COMPANY, The Company's Principal Products and Their Markets.)

     As of the date of this report, neither the CTI System nor the CTI Breast Imaging System as configured by the Company's subsidiary (sometimes hereinafter referred to together as the "Systems"), has been formally approved by the United States Food and Drug Administration (the "FDA"). Management believes that the CTI System has clearance to be sold in the United States without obtaining further government approval from the FDA because its components have been cleared for use for medical purposes by the FDA at the request of the component manufacturers notwithstanding the fact that the Company will likely be required to seek FDA approval for certain applications of the CTI System when and if configured for specific medical diagnostic purposes. The sale of the CTI Breast Imaging System in the United States for use in the detection of breast cancer requires FDA approval and is presently undergoing clinical testing by physicians at five independent hospital sites in accordance with a protocol which management expects to lead to pre-market approval (hereinafter sometimes referred to as "PMA") by the FDA. (For a full discussion of the Company's business, See this PART I, ITEM 1. BUSINESS OF THE COMPANY and its various subheadings below.)

      Since inception, the Company has funded operations through private placements of its common stock, warrants and options as well as from advances and loans from shareholders and affiliates. During the past three years, David B. Johnston, the Company's Chairman of the Board and Chief Executive Officer, and certain affiliates of Mr. Johnston and the Company, have contributed approximately $ 4.8 Million to the capital of the Company in exchange for shares of Common Stock. The Company also filed a registration statement with the Securities and Exchange Commission on Form SB-2 which was declared effective on January 8, 1999; the Prospectus contained therein was amended on April 1, 1999 as part of a post effective amendment to the SB-2 registration statement and on July 16, 1999 (hereinafter the "Prospectus"). The Prospectus relates to the resale of 36,209,606 shares of the common stock of the Company which may be sold by the holders thereof (the "Selling Stockholders") from time to time as market conditions permit, or otherwise, at prices and terms then prevailing or at prices related to the then current market price, or in negotiated transactions. The shares of the common stock of the Company, $0.001 par value per share to be resold include: (i) 20,781,250 shares to be purchased by an unrelated investor, Beach Boulevard LLC; (ii) 5,337,741 shares currently issued and outstanding; (iii) 3,840,615 shares underlying outstanding warrants exercisable at prices ranging from $0.72 to $5.00 per share which expire on various dates ranging from March 31, 1999 to March 13, 2002; and (i) 6,250,000 shares underlying outstanding options exercisable at prices ranging from $0.60 per share to $1.25 per share which expire automatically on various dates ranging from July 21, 2000 to June 12, 2005 (the "Resale Options"). The Company will not receive any proceeds from the resale of the Common Stock by the Selling Stockholders. The Company will receive in related funding proceeds from any options or warrants exercised, and up to $7,000,000 in funding through its sale of shares (the resale of which is registered in the Prospectus) to Beach Boulevard LLC("Beach"). As of the date of this report it has received $2,500,000 of such anticipated funding from Beach pursuant to an investment agreement (the "Investment Agreement") entered into on March 4, 1999 and amended in May 1999. (See PART II, ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.)

Risk Factors Related to the Company's Future Profitability
----------------------------------------------------------

     The following risks factors are directly related to the Company's business, that is the development and future marketing of the CTI System, the CTI Breast Imaging System, and the CTI System as configured for other applications.

        1. Limited Operating History; Continuing Operating Losses; Development Stage Company. The Company was formed in June 1987 and has not generated significant revenues to date. As of June 30, 1999, the Company had an accumulated deficit of $25,708,810 funded by paid in capital. For the fiscal years ended June 30, 1999 and 1998, the Company had operating losses of $5,025,841 and $5,943,885, respectively, resulting principally from costs incurred in research and development efforts and other costs of operations. The Company expects that operating losses will continue until such time as product sales generate sufficient revenues to fund its continuing operations, as to which there can be no assurance. The Company is still considered a development stage company. (See PART II, ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.)

        2. Uncertainties Concerning Future Profitability. The Company's ability to achieve profitability will depend, in part, on its ability to successfully develop clinical applications and obtain regulatory approvals for its Systems and to develop the capacity to manufacture and market such products on a wide scale. The Company could encounter difficulties in making the transition from research and development to manufacturing and selling commercial thermal imaging products on a broad basis.

        3. Uncertain Ability to Meet Capital Needs. The Company will require an estimated $6,000,000 - $7,000,000 over the next 12 months for its research and development programs, especially for the funding of the preclinical and clinical testing to obtain premarket approval by the FDA on the CTI Breast Imaging System as being sought by its subsidiary CTICO. In order to meet its expected capital needs for the 12 months ending June 30, 2000, on March 4, 1999, the Company entered into an agreement with Beach Boulevard L.L.C. ("Beach") whereby Beach agreed to provide up to $7 million in funding to the Company ($2.5 Million of which has already been received). There are no other known sources of liquidity other than David B. Johnston, the Chairman of the Board and the Chief Executive Officer of the Company, and certain affiliates of Mr. Johnston and the Company who have in the past contributed approximately $4,800,000 to the capital of the Company in exchange for shares of the Common Stock. In addition, certain provisions of the Investment Agreement may prevent the Company from achieving the full $7 Million in funding from Beach. The Company's cash requirements may vary materially from those now forecasted and there can be no assurance that additional capital or financing will be available when needed, or if available, will be available on acceptable terms. Insufficient funds may prevent the Company from implementing its business strategy or may require the Company to delay, scale back or eliminate certain of its research and product development programs, including the FDA clinical trials currently being conducted by CTICO or to license third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop on its own.(See PART II, ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, for a full discussion of the agreement with Beach" as well as the Company's plan of operation and cash requirements over the next 12 months.)

        4. New Product Development and Integration; Technological Change. The Company may have a difficult time introducing its products into the marketplace and educating physicians to its use and benefits. The market for the Company's CTI System is characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend upon its ability to enhance and integrate its current product line, to complete products currently under development, to develop and introduce new products that keep pace with technological developments, and to respond to evolving customer requirements. Any failure by the Company to anticipate or respond adequately to technological developments by its competitors or to changes in customer requirements, or any significant delays in product integration, development or introduction could result in a loss of competitiveness or revenues. In addition, when and if the Company begins actual marketing of its products, it will be faced with other factors which affect companies with new products such as timeliness of delivery of either a System, when ordered, or services for a System delivered. See this PART I, ITEM 1. BUSINESS OF THE COMPANY, Principal Products and Services and Their Markets, and Competitive Business Conditions, Competitive Position in the Industry, Methods of Competition.)

       5. Dependence on the CTI System and the CTI Breast Imaging System; Uncertainty of Market Acceptance. The Company's success is dependent on the development and market acceptance of its CTI System and the CTI Breast Imaging System. All of the Company's revenues will be derived from the placement or sale of the Systems for the global health care market. The market for the Systems is still relatively undeveloped and may not experience material expansion in the near future. In the event that the Company's market does not develop as anticipated, the Company's business, financial condition and results of operations would be adversely effected. The rate of deploying the CTI Breast Imaging System in the United States will depend upon the degree to which clinics and physicians accept, due to the worldwide existence of mammography equipment, after PMA approval, if obtained, the CTI Breast Imaging System as complementary to mammography to detect breast cancer (the only claim authorized for ongoing clinical trials) or as an independent examination technology. In addition, third-party payors in the U.S., such as governmental programs and private insurance plans, can indirectly affect the pricing or the relative attractiveness of the Systems by regulating the maximum amount of reimbursement that they will provide for the taking, storing and interpretation of medical images. A decrease in the reimbursement amounts for imaging procedures may decrease the amount which physicians, clinics and hospitals are able to charge patients for such services. (See this PART I, ITEM 1. BUSINESS OF THE COMPANY, Products and Services and Their Markets, and "Third-Party Reimbursement".)

        6. CTICO Dependence on the Company. CTICO is an 80% owned subsidiary of the Company that has developed the CTI Breast Imaging System exclusively using contributions of capital from the Company. The efficacy of the CTI Breast Imaging System is currently subject to confirmation in FDA clinical trials as a tool complementary to mammography. CTICO will have no source of revenue, other than contributions to its capital made by the Company, until the clinical trials are successfully concluded and CTICO or the Company then is able to market for sale or use the CTI Breast Imaging System. CTICO has no assurance that it can finance its development, marketing, or production costs. The Company must fund or finance the balance of the clinical trials and any subsequent development, operating, marketing and production costs until CTICO develops its business and then is capable of financing its operations. Management believes that the Investment Agreement with Beach should provide the Company with a sufficient amount of capital to fund the completion of FDA clinical trials on the CTICO System. (See PART II, ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.)

        7. Risks Applicable to Foreign Sales. Sales of the Company's products to foreign markets may account for a substantial portion of the Company's forecasted revenues. Foreign sales expose the Company to certain risks, including the difficulty and expense of maintaining foreign sales distribution channels, barriers to trade, potential fluctuations in foreign currency exchange rates, political and economic instability, availability of suitable export financing, accounts receivable collections, tariff regulations, quotas, shipping delays, foreign taxes, export licensing requirements and other United States and foreign regulations that may apply to the export of medical equipment. The regulation of medical devices worldwide also continues to develop, and there can be no assurance that new laws or regulations will not have an adverse effect on the Company. In addition, the Company may experience additional difficulties in providing prompt and cost effective service of its thermal imaging systems in foreign countries. The Company does not carry insurance against such risks. The occurrence of any one or more of these events may individually or in the aggregate have a material adverse effect upon the Company's business, financial condition and results of operations. (See this PART I, ITEM 1. BUSINESS OF THE COMPANY, Distribution Methods of the Products or Service/ Status of any Publicly Announced New Product or Service, *Marketing the CTI System in the PRC; Risks of Doing Business in the PRC and Other Foreign Countries*.)

        8. Dependence on Contracts with Third Parties. The Company does not manufacture the hardware and operating software components of the Systems but rather purchases these components from third parties in accordance with specific design specifications. The Company is especially dependent on Bales Scientific to provide the optics and systems software for CTI Breast Imaging System. Although there is more than one manufacturer capable of manufacturing most of the Systems' components, the failure of any one manufacturer to deliver its components in a timely manner could result in a loss of business for the Company and further result in time delays for installation of the Systems. The anticipated cost of production could increase if the Company is required to seek and make arrangements for different manufacturers to produce the components as a precaution. Moreover, even though the Company may seek a remedy from a manufacturer, any thermal imaging component manufactured by such third party may be defective, resulting in a type of claim for damages against the Company for which the Company may not have the right to claim from the manufacturer. (See this ITEM 1. BUSINESS OF THE COMPANY, Dependence on Certain Suppliers, and Competitive Business Conditions/Competitive Position in the Industry/Methods of Competition, * Component Competition *.)

       9. Need for FDA and Foreign Governmental Approvals; Government Regulation. The Company's products may be regulated as medical devices by the FDA under the Federal Food, Drug and Cosmetic Act (the "FDC Act") and the regulations promulgated thereunder. As such, these devices require compliance with either FDC Act Section 510(k), or acceptance of a pre-market approval application (herein referred to as "PMA") by the FDA. Satisfaction of applicable regulatory requirements may take several years and varies substantially based upon the type, complexity and novelty of such devices, as well as the clinical procedure. Although filings and governmental approvals may be required in some foreign countries before the devices can be marketed, other countries may require no approval. There can be no assurance that further clinical trials of the Systems or of any future products will be successfully completed or, if they are completed that any requisite FDA or foreign governmental clearances or approvals will be obtained. (For a full discussion, see this PART I, ITEM 1. BUSINESS OF THE COMPANY, Need for Government Approval, Effects of Government Regulation.)

       10. Dependence Upon Key Personnel. Although the Company depends on outside manufacturing and servicing capabilities, there are and will be acute dependence upon certain key members of management and technical personnel. Particular reliance will be made on David A. Packer, the President of the Company and the President and Chief Operating Officer of CTICO, formerly an employee of TRW. Furthermore, a part of the Company's current marketing emphasis is based upon opportunities in the PRC and Thailand. General Richard
V. Secord, the Company's Chief Operating Officer and Chief Executive Officer of CTICO has been a key person in negotiating the Company's inroads into these markets. Certain other key personnel will be added on an "as needed" basis to complete the tactical management group. Because of the specialized nature of the Company's business, the Company's ability to maintain its competitive position will depend, in part, upon its ability to attract and retain highly qualified people in the areas of management and technology while maintaining relationships with leading research institutions. However, if the Company wishes to expand its scope of product and market coverage, there can be no assurance that the Company will be able to attract the personnel on a timely basis to accomplish such advancements. The loss of the services of Mr. Packer, General Secord, or other key individuals may adversely affect the Company's business and prospects. At this time, the Company does not carry key man life insurance on any of its employees. (See this PART I, ITEM 1. BUSINESS OF THE COMPANY, and related topics as well as PART III, ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(A) OF THE EXCHANGE ACT.)

       11. Competition. Competition in some markets for the Systems may be intense. A large number of companies offer imaging systems which may be offered as competitive with those of the Company. Many of the Company's competitors are larger and more established and have substantially more financial, technical, research and development and marketing resources than the Company. Several large multi-national corporations offer competitive products, such as X-ray or MRI equipment. Other large corporations have the technical and financial ability to design and market competitive products, and some of them have produced and marketed such products in the past. There can be no assurance that such large potential competitors will not elect to reenter the market competing with the Systems, which could have a material adverse effect on the Company's ability to sell the Systems. There can be no assurance that the Company will be able to compete successfully in the future, or that future competition for product sales will not have a material adverse effect on the business, financial condition and results of operations of the Company. (See this PART I, ITEM 1. BUSINESS OF THE COMPANY, Competitive Business Conditions, Competitive Position in the Industry, Methods of Competition.)

     12. Other Risk Factors - The Company will face additional risks of doing business when and if it begins actual marketing of its Systems. Among them are: the challenge of managing projected growth; uncertain protection for intellectual property and possible claims of others; uncertainty in the U.S. health care industry; and product liability risks and inadequate insurance coverage.

Forward Looking Statements
--------------------------

EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS FORM 10-KSB ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, THE COMPANY'S DEPENDENCE ON THE TIMELY DEVELOPMENT, INTRODUCTION AND CUSTOMER ACCEPTANCE OF PRODUCTS, THE IMPACT OF COMPETITION AND DOWNWARD PRICING PRESSURES, THE ABILITY OF THE

COMPANY TO REDUCE ITS OPERATING EXPENSES AND RAISES IN THE COST OF TECHNOLOGY DEVELOPMENT.

OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH FORWARD-LOOKING STATEMENTS INCLUDE THE RISKS AND UNCERTAINTIES DETAILED IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME.

            (b)     BUSINESS OF THE COMPANY.

The Company's Principal Products and Their Markets
--------------------------------------------------

     *Introduction*

      The Company is a development stage company that is a medical imaging systems integrator producing a computerized clinical thermal imaging diagnostic and patient management system (the "CTI System") that has been trademarked under the name Computerized Thermal Imaging. The Company has not filed any patent applications covering specific aspects of the system. Rather, the Company owns computer software which is not generally subject to patent protection. The software is proprietary and is subject to protection as a "trade secret". The Company plans to place and/or license the CTI System to various health care providers such as hospitals, HMOs and freestanding image centers through "Use Agreements". Revenues will be generated under the Use Agreements by charging the health care providers monthly for time usage and for the disposable supplies purchased in conjunction with the CTI System. The Company's subsidiary, CTICO has further configured the software and hardware for the CTI System for breast cancer detection (the "CTI Breast Imaging System"). The CTI Breast Imaging System is currently undergoing clinical trials for in conjunction with its application for pre-market approval from the FDA.

     *Products: the CTI System and the CTI Breast Imaging System*

        The Company currently has six CTI Systems placed on various sites: one sold to a hospital in Thailand, and five of them configured as CTI Breast Imaging Systems (configured for breast cancer detection examinations) by the Company's subsidiary, CTICO, including the engineering design of a positioning table that protects the privacy of the patient and avoids invasive compression examinations. CTICO is currently seeking patent protection for the positioning table, as well as for the algorithm process involved with the CTI Breast Imaging System. These five units are currently being used by CTICO in clinical trials being conducted at Norris Comprehensive Cancer Center, Los Angeles, Mt. Sinai Hospital, Miami, St. Agnes Hospital, Baltimore, Lahey Clinic, Boston and Providence Hospital, Washington, D.C.

     The sixth System was sold to Orchard Hospital in Bangkok, Thailand in May of 1996. The Bangkok CTI System has been used by that teaching hospital for two years for several medical examination purposes to establish the confidence level of Orchard Hospital to consider a joint venture for distribution in Thailand. The Company had also placed a CTI System in the Friendship Hospital in Beijing, China, which was originally installed by the Company as a demonstration unit but was subsequently converted to a fee-for-use revenue generating unit. The CTI System in Beijing produced revenue of 68,000 RMB, or the equivalent of U.S.$8,200 through December 1997. The revenue generated in Beijing was used to support the Company's operations in the PRC, where the Company maintained an office until late 1997. Th Beijing CTI System was returned to the Company offices in Layton, Utah for calibration, and then sent to Mt. Sinai Hospital in Miami for clinical trials in conjunction with CTICO's attempt to attain a PMA from the FDA for the CTI Breast Imaging System. The Company intends to return this CTI System to the PRC in preparation of continuing marketing efforts in the PRC whenever the clinical trials have been completed at Mt. Sinai Hospital.

      * The CTI System *

          The basis of the CTI System is predicated on the principle that every externally or internally triggered physiological event causes an associated caloric reaction. In the opinion of management, any such abnormal caloric activity will stimulate the body's three temperature and thermal regulatory systems. These responses are believed to be detectable and interpretable through tell-tale thermal symptoms and temperature regulatory response patterns over time. Management believes that the body's thermatome (temperature) "map" has been well established by medical science, and can provide a reliable set of clues for diagnostic and patient management purposes, so long as the thermal symptoms are present. At other times, symptoms such as pain or numbness and information from other medical tests, will triangulate to indicate a disorder. Thus, the CTI System may be used by physicians to eliminate or identify certain possible soft tissue ailments in the process of making a diagnosis.

          "Thermal imaging" as the observation technique is called generically, is a methodology that long has held great promise, but has not realized its potential because of deficiencies in the enabling technology. Thus, thermal imaging has found fairly limited acceptance by the mainstream medical community because, until the invention and development of the Company's technology, the testing and evaluation techniques simply have not been scientifically completed, nor medically reliable for most disorders. The CTI System represents an integration of state-of-the-art thermal imaging technology hardware and software components, most of which are configured to the Company's specific needs. The CTI System is driven by sophisticated software developed over many years by the Company and its research contractors. The software allows for quantification of data, and significant flexibility in data manipulation, among other advantages. However, equally important as the CTI System's components are, the CTI System's scientifically structured patient examination administration protocols and standards are expected to assure the accuracy, consistency and reliability of the CTI System's generated data.

          The CTI System is suitable for use as a screening or directional tool for imaging or diagnosis modalities, some of which are surgical, chemical and otherwise extremely invasive. By knowing where in the body to begin looking because of thermal irregularities, other imaging and testing can proceed more efficiently and economically; obviously an important advantage in containing health care costs. Additionally, management believes that as a result of the CTI System's comparatively low user cost (less than the cost of an MRI or CAT scan), accuracy and non-invasive procedure, the CTI System will be advantageous for diagnostic and patient therapy purposes, in both pre- and post-therapy assessment and with any frequency deemed necessary by the physician. The CTI System can examine patients dynamically to enable the physician to observe thermal reactions while the patient moves and while the patient undergoes thermal applications.

          The CTI System is currently composed of four elements:

         1. The primary component is the examination unit, consisting of a highly sensitive and accurate infra-red camera, imaging monitor, high resolution printer, computer and proprietary software. The most unique feature of the CTI System is the application specific software that drives and integrates the entire system, not only providing user friendliness and analytical flexibility for physicians and technicians, but enabling scientifically essential calibration corrections. Management believes that the Company will be the first thermal imaging company to provide a consistently objective diagnostic assessment tool that will measure multiple thermal parameters, including facile enclosure of thermal features, dynamic graphing of temperature distribution in the inset domain, and the use of temperature gradient profiles in diagnostic testing.

          The CTI System is a non-invasive imaging modality scientifically applicable for an extremely wide range of patient diagnostics and therapy management situations. The CTI System provides precise, quantitative observation, as well as computer-assisted interpretation of irregularities in the body's temperature and thermal regulatory systems. It is expected that with the generated data available, physicians will be able to detect or at least infer the presence of many diseases, disorders and injuries within the body's physiological, neurological and vascular systems that rarely can be detected or confirmed through conventional dense tissue/skeletal imaging modalities such as X-ray, CAT scan, MRI and others. The CTI System is non-dosage limited and has no detrimental side effect.

          2. The second element of the CTI System is the proprietary medical protocols that will be developed by the Company for each malady assessment. Computer analysis requires consistently applied patient preparation and examination application protocols.

          3. Conformity is assured by using the third element, a climate controlled laboratory (herein the Quantitative Thermal Assessment Laboratory or "QTA" in which the patient examination occurs for equilibrating all patient examination environments. In employing the CTI System, the Company anticipates constructing QTAs for various potential customers including large hospital facilities, HMOs, free-standing diagnostic centers and mobile clinics. The customer's own technicians and physicians will operate the QTA after training. Each installation will be linked electronically to the Company's main image archive. A QTA center which consists of a three room suite will be constructed within a standard 16 x 20 x 8 feet two-bed hospital room. The rooms will have precise temperature and humidity controls by the erection of a modular room-within-a-room. The patient temperature equilibrium rooms will consist of two rooms within the suite for stabilization of patient temperature as well as other preparations for testing. The imaging room is a room within the climate controlled suite in which the patient is placed for infra-red scanning and in which the camera, computer console and one technician is present during the testing.

          4. The fourth element of the CTI System is the use of a digital health card that encodes a patient's thermal image (capable of storing the patient's medical record) in a digital format on a plastic card the size of a credit card. Only recently has the technology been improved to be capable of storing the quantity of data for accurately carrying images from the CTI System. More than one manufacturer now can produce such cards. The Company plans to embed in the CTI System a "reader/writer" encoded for Company access only to permit recording the images on the cards to enable subsequent comparisons of the images by physicians at different clinical sites over an integrated telemedicine system.

        * CTI Breast Imaging System*

   The Company owns 80 percent of the outstanding capital stock of Computerized Thermal Imaging, Co., a Nevada corporation (herein sometimes referred to as "CTICO".) CTICO utilizes the CTI System specially configured as a breast cancer screening system which is a non-invasive, non-contact procedure that does not involve breast compression or exposure to radiation (the "CTI Breast Imaging System"), and which is comprised of an infra-red camera, a central processing unit, input devices, a display unit, and a power distribution unit. The CTI Breast Imaging System also employs a proprietary patient positioning system (for which a patent application has been filed) and an algorithm process (for which a provisional patent application has been filed). The positioning system was designed to maximize breast area viewed and to include surrounding areas of interest, to limit patient movement during the examination, to ensure consistent cooling, to permit applications of localized thermal changes during the examination, and to accommodate any residual patient breathing movement. Currently, the CTI Breast Imaging System is undergoing clinical testing in accordance with an FDA approved protocol which management expects to lead to pre-market approval (herein referred to as "PMA") by the FDA. Clinical trials are being conducted at Providence Hospital in Washington, D.C., Norris Cancer Center in Los Angeles, St. Agnes Hospital in Baltimore, Lahey Clinic in Boston and at Mt. Sinai Hospital located in Miami. (See this ITEM 1. BUSINESS OF THE COMPANY, Material Contracts /Relationships for further information regarding the clinical testing contracts with the various hospitals.) Once it has finished its clinical trials, CTICO expects to file for PMA, as long as the Company can continue to obtain the necessary financing for the operations of CTICO.

          The CTI Breast Imaging System performs three independent but interrelated functions; data acquisition, data analysis and clinical evaluation. The CTI Breast Imaging System will use the Company's infra-red detection system for use in data acquisition. The thermal data acquired will consist of a time sequence of digitized thermal images. The images will then be post-processed on specially developed data analysis software to generate images for clinical assessment. The interpreting physician will view an image and the supporting mathematical data underlying that image.

    *Future Product and Service Plans*

          The Company will continue to invest, to the extent of its available financing, to improve the effectiveness of its proprietary application software. In addition, the Company will continue to source from vendors who can improve the precision and reliability of the patient testing of the CTI System. However, the area of innovation that the Company believes will create the next quantum leap will be the integration of the Systems with anatomical and other imaging data. Because the Systems are digitally quantifiable, the Company believes it is highly technically and economically feasible for the Systems to be the foundation of inter-modality imaging, where, for instance, image data of the CTI System is overlaid on CAT scan or MRI or X-ray or sonographic imaging data to create a multi-dimensional "picture". This development is not forecast until after significant market penetration.

          At present, some other advanced modalities generally are what might be termed "neo" or non-quantifiable. That is, even if the information from an MRI is processed by computers digitally, the eventual interpretation of the image still is subjective on the part of the technicians and diagnosing doctors. The Company's plan is to first build quantified data bases of tests on the same patient by other modalities and then develop the necessary interfaces to allow overlay. Then, with this capability and the combined data base at hand, the Company can begin offering computerized disorder pattern recognition assistance based upon a multi-dimensional image of patients.

Distribution Methods of the Products or Service
-----------------------------------------------

     * Marketing *

    The Company has not yet begun a substantive marketing campaign although it did initiate certain Asian relationships with both the PRC and Thailand (where it sold one CTI System to Orchard Hospital), both countries where thermography is a accepted modality for medical usage. The Company's Golden Health Telemedicine Contract and related contracts entered into by a subsidiary affiliate of the Company (TriSun/CTI Asia, Ltd.) and a company formed by the Ministry of Public Health in the PRC were effected in furtherance of these marketing goals. The Company has deferred commencing those contracts based on its decision to channel all of its resources to CTICO for completion of the FDA clinical trials on the CTI Breast Imaging System. (See below *Marketing the CTI System in the PRC; Risks of Doing Business in the PRC and Other Foreign Countries* and this PART I, ITEM 1. BUSINESS OF THE COMPANY, Material Contracts and Relationships for further information on the Asian relationships.) It is unlikely that the Company will market the CTI System itself in the United States without developing it for other specific applications which will likely require FDA approval. The Company cannot, however, be sure that expenditures for clinical trials on the CTI Breast Imaging System, or on other subsequent applications of the CTI System, will result in confirming results or an FDA approval.

       In order to be successful, the CTI Breast Imaging System and the CTI System must be accepted both by physicians and the public. The primary method for creating physician acceptance of the Systems will be through the publication and presentation of technical research papers to medical professional groups. A marketing campaign must also be undertaken to educate the general public regarding the advantages associated with the use of the Systems. Management understands that this marketing effort will require substantial funds which are not presently available. While most of the funds needed to engage in a large scale marketing effort would be necessary if the PMA were approved and would likely have to come from equity financing, Management believes that usage charges from the CTI Breast Imaging System will provide sufficient funds to initiate the campaign. Based upon the current pace of clinical trials, the qualified patient examinations required by the FDA should be completed by the end of 1999 or early 2000 for consideration for the FDA to grant the PMA.

      * Marketing Agreement with T.S.E.T, Inc. *

     While product development remains the Company's primary focus, management has taken steps to explore marketing alliances with other companies in the medical industry. On November 19, 1998 the Company entered into a Marketing Agreement with T.S.E.T., Inc. ("TSET"). The Marketing Agreement provides that TSET will use its best efforts and marketing resources to actively market the diagnostic thermal imaging system of the Company on a world wide basis. Under the terms of the Marketing Agreement, the Company is required, at its own cost, to provide sales materials and marketing and technical assistance to TSET in order to facilitate the placement of the systems. TSET is granted the nonexclusive authority to market and sell the systems throughout the world at prices to be set by the Company. TSET will be compensated under a commission fee structure based on a rate of 15 percent of the "value" of each system sold. Fees earned by TSET shall be paid either in cash or in the cash equivalent of the Common Stock of the Company, as elected by TSET. The term of the Marketing Agreement is for one year, but may be renewed for subsequent one year periods or longer as agreed upon by the parties. The Marketing Agreement does not contain any minimum sales requirements or other performance criteria providing for automatic termination, and may only be terminated prior to the expiration of the initial term by the mutual consent of the parties.

     *Marketing the CTI System in the PRC; Risks of Doing Business in the PRC and Other Foreign Countries*

    The Company intends to continue its efforts to market the CTI System to the PRC, Thailand and hospitals in other foreign countries as additional funds
become available to it.   Doing business in the PRC, as well as in other
developing countries, has risks not prevalent in the United States or Canada. Judicial systems for enforcement of contracts in those counties are not reliable. The Company has inserted arbitration clauses in its foreign contracts to date, but there is risk to arbitration results, because the holding is not subject to appeal, regardless of error in the application of law. Furthermore, foreign government laws or regulations can change in a method not customary to American companies, including the extreme measure of nationalization of assets. The Company's existing contracts with a company owned by the Ministry of Public Health in the PRC require letters of credit enforceable outside the PRC to be issued as a precondition of performance by the Company. Management intends to continue to take such financial precautions to protect against financial risks of doing business in the PRC and developing countries. (See this ITEM 1. BUSINESS OF THE COMPANY, Material Contracts and Relationships for further information on contracts related to the PRC.)

          Successful operations in developing countries usually require a joint venture with a respected citizen of that country. The Company has continued one full time employee in the PRC who maintains his relationships with the Ministry of Public Health. The initial sale of the CTI System to the Orchard Hospital in Thailand was brought about through a personal relationship established in earlier years by General Richard V. Secord, the Chief Operating Officer of the Company. There is no assurance that a venture will be formed in Thailand, but the Company's contacts in Thailand have been successfully using and demonstrating the CTI System and providing a recurring downloading of patient information. Thailand and the PRC are countries where thermography (a technology predecessor to the CTI System without computer data analysis and without high definition cameras) has been accepted for years, largely due to its use in proving the efficacy and proper location of acupuncture. Management intends to use this relationship to establish a financing venture in Thailand, when it can raise the necessary capital to pay start up costs.

Status of Any Publicly Announced New Product or Service
------------------------------------------------------

     The Company does not have any new publicly announced products or services other than what has been previously discussed above.

Competitive Business Conditions/Competitive Position in the Industry/Methods
---------------------------------------------------------------------------
of Competition
---------------

         * CTI System *

      The Company faces limited direct competition from the latest versions of conventional thermal technology. Although the CTI System may have application for detection or diagnosis of numerous soft tissue ailments, physicians must broadly accept the CTI System as complementary detection technology to prescribe its use to create a material market for its use. Many physicians generally equate the CTI System, upon first introduction, with the predecessor technology of "thermography", an analog infra-red camera system without the Company's computer algorithm analysis of computed thermal data using high quality thermal imaging cameras. Educating doctors of the fact that the Systems are new technology could take time and result in delays in any financial revenue forecasts. In the opinion of management, thermography is comparatively crude and unscientific and otherwise seen as inferior to the CTI System and is not considered an economic barrier to market penetration. The CTI System should not be seen as competitive to other diagnostic imaging products, such as MRI, CAT scan, X-ray, ultrasonography, laser, and Doppler mapping (any more than any one modality of that list is considered competitive to another). Each of these anatomical modalities has established a niche in the hospital diagnostics market, free standing imaging centers or physicians' offices. Each modality is better for some disorder diagnosis situations and less effective for others. The adoption pattern of the modalities is dictated by the degree of advantage perceived by one modality as compared to the others.

          By comparison to all of the above-described modalities, the CTI System has no direct competition from existing modalities in many diagnostic situations because the CTI System gathers data regarding the physiological and functional domain of human health, as opposed to the anatomical or structural facets. Most other imaging devices address "anatomical or structural patient issues" and are therefore complementary and not competitive to the CTI System. Large companies have the resources to attempt to compete in the long term with the Company in the physiological assessment of medical issues, but at present are not deemed by management to be a threat. MRIs, CAT scans, and X-rays all image hard or dense structures such as bones, organs and other material masses within the body. Many soft tissue disorders simply are not detectable by conventional modalities until they become manifested as relatively advanced anatomical abnormalities such as irregular tissue density or damage.

          * CTI Breast Imaging System *

      Mammography is an X-ray technology most widely used in the United States as the imaging mode for detection of breast cancer. Statistics have been published establishing a low reliability percentage of close to 75 percent for "false positive" indications, where mammography indicates a suspicious tumor and a follow-up surgical biopsy establishes that the tissue is benign. An even more frightening statistic is the percentage of mammography 'false negative" indications, by which a breast cancer is not detected. Mammography is significantly less effective in dense breast tissue; women under the age of 40 years typically have more dense breast tissue than women over the age of 40 years. Therefore, mammography is currently most effective in women over the age of 40 years. The initial clinical trials approved by the FDA for CTICO are designed to establish the CTI Breast Imaging System as complementary to mammography. The first PMA uses will be to employ the CTI Breast Imaging System to examine any patient with "suspicious tissue" indications resulting from a mammography image.

          Potential competition for the CTI Breast Imaging System includes an imaging device for the detection of breast abnormalities being developed by Imaging Diagnostics Systems, Inc. located in Sunrise, Florida, known as a Computer Tomography Laser Mammography System ("CTLM"). This device relies on ultra-fast laser imaging technology which can acquire data to allow visualization of the interior structure of the breast. The ability to localize an abnormality within the breast is greatly enhanced by the slice plane lateral and cranio-caudal images produced by CTLM. Such images can be stored on CD-ROM and allow the physician to recall previous studies instantly for immediate comparison with the current study. The advantage of CTLM over mammography is its use of laser technology to produce the image, which does not use harmful radiation. Management, however, believes the CTI Breast Imaging System will prove superior to CTLM for detection of cancer because laser images still require density of tissue, as with mammography, to produce an image. Dense tumor formations are a later stage of cancer and management believes the CTI Breast Imaging System detection of physiological thermal changes will prove to be more accurate (because some tumors are benign) and detectable at an earlier stage.

          Also, an ultrasound technique is being developed by Advanced Technology Laboratories ("ATL"), known as High-Definition Imaging. Ultrasound sends high-frequency sound waves into the body, which are reflected back to create images. While ultrasound is used in numerous medical procedures, ATL's system is the first to provide adjunctive diagnostic capability for breast cancer.

         * Component Competition *

      If the Company and CTICO are successful with their product development and marketing, some component parts for the CTI System could be in short supply. There are few manufacturers that produce an infra-red camera and unit cooling system of a high enough quality to satisfy the specifications for a CTI System. The systems integration and software development contractor for both CTI and CTICO, TRW Systems in its TRW Healthcare Technology Division (herein referred to as "TRW"), has tested numerous manufacturer's products for certain parts. If the demand for the CTI System and the CTI Breast Imaging System increased dramatically, some parts may not be immediately available.

Material Contracts and Relationships
------------------------------------

     The Company has entered into a number of material contracts and relationships in its development and marketing of its CTI System and CTI Breast Imaging System as well as for completion of system integration and compliance with FDA requirements. Several of these agreements are discussed below. In addition, agreements regarding funding and business plan development are discussed under PART II, ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS AND PLAN OF OPERATION, and under PART III, ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     *TRW Systems Integration Group/Asian Contracts and Relationships *

      In October 1996, the Company initiated its relationship with TRW Systems Integration Group (some subsequent contracts have been entered with other affiliates of the consolidated group, any of which companies may be referred to in this report as "TRW") to design a plan for systems integration to implement the Golden Health Telemedicine Contract and related contracts entered into by a subsidiary affiliate of the Company (TriSun/CTI Asia, Ltd.) and a company formed by the Ministry of Public Health in the PRC. This initial agreement formed the long-term relationship with TRW, which later resulted in the execution of contracts with TRW for commercializing the CTI System and for developing the software and data analysis systems integration for the CTI Breast Imaging System. The Company has deferred any further expenditures toward the Golden Health Telemedicine Contracts until the Ministry of Public Health performs in causing the hospitals to place the letters of credit as provided in the contracts, but the Company has maintained communications with representatives of the Ministry of Public Health toward a plan for implementing those contracts. The Asian relationships also include an agreement entered in 1996 with Dr. Ladavan of the Orchard Hospital in Thailand for the purchase of one CTI System for $125,000, or 50 percent of its anticipated market value, setting forth an intention to enter a joint venture for the production and marketing of the CTI System in Thailand. The decision of the Company to defer further development for commencing those contracts was based on the decision of the Company to channel all of its resources to CTICO for completion of the FDA clinical trials. The Company intends to resume its Asian relationships when funds become available.

      On October 29, 1996, the Company entered into a contract with TRW's Strategic System Division. In the contract TRW agreed to provide system management services, including testing, development, training, engineering, integration and installation support, with regard to the CTI System. Final closeout of this contract was accomplished on May 5, 1999 with the Company making final payment of all amounts due to TRW under that contract and with the delivery to CTICO of all items called for on the contract, including items used in the production, documentation and intellectual property. Any follow-on activities to those efforts performed on this contract have been consolidated into the new CTICO - TRW Agreement discussed in the next paragraph.

         * CTICO-TRW Agreement *

      CTICO, the Company's 80% owned subsidiary, entered into a separate technical management agreement and support agreement with TRW on June 19, 1996. This contract was closed out on May 5, 1999 with the Company making final payment of all amounts due to TRW under this contract and the delivery to CTI of all items produced on the contract, including items used in the production, documentation as well as all intellectual property. A follow-on agreement was signed between CTICO and TRW on May 7, 1999 to continue the efforts of the previous contract as well as those ongoing under the previous CTI-TRW agreement.

        * Licence with CTICO *

     In 1996, the Company entered into a License Agreement with CTICO and initiated the development by CTICO of a new configuration of the CTI System to develop the CTI Breast Imaging System for use in the detection of breast cancer for marketing in North America. When CTICO was incapable of financing its activities, and when CTICO had made progress through its pre-testing to obtain FDA approval to proceed for a PMA, the Company executed the Stock Transfer Agreement in 1997 to devote a primary portion of its funds toward the development of the CTI Breast Imaging System and toward the clinical trials designed to obtain a PMA. This resulted in the development of clinical relationships with several health care providers and medical university teaching institutions. The clinical trial agreements require CTICO to pay for the examinations using the CTI Breast Imaging System as complementary medical technology with mammography. Commencement of the clinical trials also has resulted in CTICO engaging Quintiles, Inc. ("Quintiles"), an independent consultant authorized by the FDA to verify clinical examination results. CTICO utilizes Quintiles services on a time and materials basis. (See this PART I, ITEM 1. BUSINESS OF THE COMPANY, Patents, Trademarks, Licenses, Franchises, Concessions, Royalties Agreements, Labor Contracts, for further information on the license agreement between CTICO and the Company. See "The Clinical Trial Agreements" below for information on agreements with the various hospitals conducting clinical trials.)

      * The Clinical Trial Agreements *

     CTICO has entered into the following agreements regarding clinical trials
of the CTI Breast Imaging System.   The first two agreements (the USC

 Agreement and the HRA Agreement) are related to one clinical study at the Norris Cancer Center, University of Southern California.

     USC Agreement. CTICO and the University of Southern California ("U.S.C."), a California nonprofit educational institution, entered into a clinical trial agreement (the "U.S.C. Agreement") on May 5, 1997. Under the terms of this agreement, U.S.C. is to perform a clinical study of the screening of breasts for identification of suspicious tissue using clinical examination and mammography with and without the use of the CTI Breast Imaging System. The goal of such study is to establish a specific confidence interval for the detection of breast cancer associated with the use of the CTI Breast Imaging System. The U.S.C. Agreement provides that the study will be conducted in accordance with a protocol established by CTICO. The estimated period of performance for the U.S.C. Agreement was undetermined at the time of its execution. By its terms, total costs to CTICO under the U.S.C. Agreement shall not exceed $385,219. All right, title, and interest to any intellectual property that is the direct and specific result of the performance of the protocol shall belong to CTICO. All right, title, and interest to any intellectual property which are conceived or made jointly by one or more employees of CTICO and U.S.C. shall belong jointly to CTICO and U.S.C. All right, title, and interest to any other intellectual property developed or conceived under the study shall be considered property of U.S.C.

         HRA AGREEMENT. CTICO and the Health Research Association ("HRA"), a California nonprofit educational institution affiliated with the University of Southern California Medical Center, entered into a clinical trial agreement (the "HRA Agreement") on September 16, 1997. This agreement is under the same terms and conditions as the U.S.C. Agreement and requires HRA is to perform a clinical study of the screening of breasts for identification of suspicious tissue using clinical examination and mammography with and without the use of the CTI Breast Imaging System in accordance with a protocol established by CTICO. The protocol for the HRA Agreement is identical to the protocol established for the U.S.C. Agreement. The estimated period of performance for this agreement is from September 1, 1997 through September 1, 1998. All right, title, and interest to any intellectual property that is the direct and specific result of the performance of the protocol shall belong to CTICO. All right, title, and interest to any intellectual property which are conceived or made jointly by one or more employees of CTICO and HRA shall belong jointly to CTICO and HRA. All right, title, and interest to any other intellectual property developed or conceived under the study shall be considered property
of HRA.   On March 24, 1999 CTICO entered into a subsequent agreement with HRA with an estimated period of performance of March 15, 1999 through March 15, 2000 under which HRA is to perform a clinical study involving the screening of human breast tissue for identification of potentially cancerous tissue by using clinical examination and mammography with and without the use of the CTI Breast Imaging System and has the same goal as the earlier agreement. Medical trials of the CTI Breast Imaging System pursuant to this agreement will be conducted at University of Southern California's Norris Cancer Center.

         PROVIDENCE HOSPITAL AGREEMENT. CTICO and the Providence Hospital of Washington, D.C.,a non-profit institution incorporated under the laws of the District of Columbia, entered into a clinical trial agreement (the "Providence Hospital Agreement") on February 14, 1998. Under the terms of the Providence Hospital Agreement, Providence Hospital is to perform a clinical study involving the screening of human breast tissue for identification of potentially cancerous tissue by using clinical examination and mammography with and without the use of the CTI Breast Imaging System. The goal of such study is to establish a specific confidence interval for the detection of breast cancer utilizing the CTI Breast Imaging System. The Providence Hospital

Agreement provides that the study will be conducted by Providence Hospital in accordance with a protocol established by CTICO. The estimated term of the Providence Hospital Agreement is from February 15, 1998 to February 15, 1999. All intellectual property that arises from, relates to, or is a direct and specific result of performance of the protocol and directly related to the CTI Breast Imaging System shall belong to CTICO. In addition, Providence Hospital agrees not to disclose certain confidential information exchanged in connection with the Providence Hospital Agreement and agrees to prevent disclosures of such information to all third parties in a manner in which it treats its own similar information. Although the Providence Agreement has not been formally renewed, Providence continues to perform clinical trials as of the date hereof and the CTICO will undertake to renew the contract in the immediate future.

         MT. SINAI MEDICAL CENTER AGREEMENT. CTICO and the Mt. Sinai Medical Center, a non-profit institution incorporated under the laws of the State of Florida, entered into a clinical trial agreement (the "Mt. Sinai Agreement") on June 4, 1998 with the same purpose and goals as the Providence Hospital Agreement and conducted in accordance with a protocol established by CTICO. The estimated term of the Mt. Sinai Agreement is from June 1, 1998 to December 31, 1998. Although the Mt. Sinai Agreement has not been formally renewed, Mt. Sinai has continued to perform clinical trials since December under the same terms and conditions as set forth in the Mt. Sinai Agreement. CTICO will undertake to formally extend the contract in the near future. The Mt. Sinai Agreement provides for the same terms regarding confidentiality and intellectual property as the St. Providence Agreement discussed above.

         ST. AGNES HEALTHCARE, INC. AGREEMENT. CTICO and St. Agnes HealthCare, Inc., a non-profit institution incorporated under the laws of the State of Maryland, entered into a clinical trial agreement (the "St. Agnes Agreement") on March 8, 1999. The St. Agnes Agreement is under the same terms for performance of a clinical study and with the same goal of establishing a specific confidence interval for the detection of breast cancer utilizing the CTI Breast Imaging System as the St. Providence Agreement. As in the other clinical trial agreements, the study will be conducted by St. Agnes in accordance with a protocol established by CTICO. The estimated term of the St. Agnes Agreement is from March 1, 1999 to March 1, 2000. All intellectual property that arises from, relates to, or is a direct and specific result of performance of the protocol and directly related to the CTI Breast Imaging System shall belong to CTICO; and, St. Agnes agrees not to disclose certain confidential information exchanged in connection with the St. Agnes Agreement and agrees to prevent disclosures of such information to all third parties in a manner in which it treats its own similar information.

         LAHEY CLINIC AGREEMENT. CTICO and the Lahey Clinic, a non-profit institution incorporated under the laws of the State of Massachusetts, entered into a clinical trial agreement (the "Lahey Clinic Agreement") on May 18, 1999. Under the terms of the Lahey Clinic Agreement, Lahey Clinic is to perform a clinical study involving the screening of human breast tissue for identification of potentially cancerous tissue by using clinical examination and mammography with and without the use of the CTI Breast Imaging System. The clinical trials under the Lahey Clinic Agreement have the same goal as the other clinical trial agreements and will be conducted by Lahey Clinic in accordance with a protocol established by CTICO. The estimated term of the Lahey Clinic Agreement is from May 1, 1999 to April 30, 2000. The Lahey Clinic Agreement also has the same provisions regarding intellectual property and non-disclosure/confidentiality as the other clinical trial agreements. This Agreement is attached hereto, and incorporated by reference as Exhibit 10(fff).

         * Marketing Agreement with T.S.E.T., Inc.*

      On November 19, 1998 the Company entered into a Marketing Agreement with T.S.E.T., Inc. ("TSET"). The Marketing Agreement provides that TSET will use its best efforts and marketing resources to actively market the diagnostic thermal imaging system of the Company on a world wide basis. (For further discussion on the Company's agreement with TSET, see this ITEM 1. BUSINESS OF THE COMPANY, Distribution Methods of the Products or Service and PART III,
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.)

       * CTI-Battelle Agreement*

      The Company signed an agreement with Battelle Memorial Institute ("Battelle") on March 19, 1999, for technical consulting services to aid in the submittal of regulatory submissions to the FDA. The initial period for the technical consultation services to be provided was 5 months. The Company renewed its contract with Battelle in August and executed a three month extension. Under the Battelle Agreements, Battelle will provide (1) support for algorithm development, (2) organization of design files, (3) statistical consultation for interaction with the FDA, and (4) manufacturing review. (This agreement is attached hereto as Exhibit 10(ggg)along with the letter proposal and extension.)

       *CTI -Quintiles Relationship*

      The Company has also established a relationship with Quintiles,Inc. ("Quintiles"), an independent consultant authorized by the FDA to verify clinical examination results. The CTICO utilizes Quintiles services on a time and materials basis. The Company's use of Quintiles services varies from month to month.

Sources and Availability of Raw Material; Principal Suppliers
-------------------------------------------------------------

    The Company does not manufacture the hardware and operating software components of the Systems but rather purchases these components from third parties in accordance with specific design specifications. Although there is more than one manufacturer capable of manufacturing these components, the failure of any one manufacturer to deliver its components in a timely manner could result in a loss of business for the Company and further result in time
delays for installation of the Systems.   The Company and CTICO do have a
material dependence on the following principal suppliers: Bales Scientific which supplies the optics and systems software (for CTI Breast Imaging System) and Precision Optical which supplies the Yittrium Oxide coated mirrors. The Company believes that it can locate other suppliers for mirror components, if necessary; however, should the Company be unable to obtain optics supplies from Bales Scientific, the Company's business could be adversely affected.
The Company is currently unaware of another supplier which could provide the same quality products as Bales.

Dependence on a Few Major Customers
-----------------------------------

     The Company currently does not have any "customers" and has sold only one CTI System to a hospital in Bangkok, Thailand. In the United States, the Company expects that if it is able to achieve FDA approval on the CTI Breast Imaging System, it will not rely on one or a few major customers. It is anticipated that the CTI System will be attractive to a widely dispersed number of customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalties Agreements,
----------------------------------------------------------------------------
Labor Contracts
----------------

     * License Agreement with CTICO *

          On June 8, 1996, the Company entered into a License Agreement with CTICO which granted an exclusive license to CTICO to distribute, research, and develop the CTI System and related technology. The license covered applications of the CTI System to the field of breast cancer detection and was limited in scope to North America. The License Agreement also provided for a joint research program whereby the parties would share research data relating to the CTI System and cross-license any developed technologies. In addition, the terms of the License Agreement established that the agreement would automatically terminate in the event of any consolidation, merger, share exchange or other event causing a change in more than 50 percent control of the voting shares of CTICO or the Company. As a result of the Stock Transfer Agreement executed on January 28, 1997 by the Company and CTICO, the Company gained control of 80 percent of the common stock of CTICO. While the provisions of the Stock Transfer Agreement manifests the parties' intent to execute a new licensing agreement and outlined the terms of such an arrangement, no new licensing agreement has been reached. Although no written licensing or research agreements presently exist between the Company and CTICO, management believes that the cross-licensing arrangement between the two companies is still in place and, by virtue of the Company's 80 percent controlling ownership interest in CTICO, it has the requisite ability to ensure access for the Company to all material technological developments. The risk of the absence of a clear, written licensing agreement is heightened by the financial constraints upon the Company. If the Company or CTICO were to be unable to timely pay creditors, a judgment or lien or bankruptcy against the Company or CTICO could result in a challenge to the executory nature of any licensing agreement, or the parties may have a disagreement as to the terms of such agreement, due to the fact that specific licensing terms are not set forth in writing. Although the Stock Transfer Agreement evidences the intent of the parties to recognize a cross-license agreement and geographical restrictions upon the use of the CTI Breast Imaging System by CTICO, that expression of intent set forth in the Stock Transfer Agreement may not be recognized, if challenged by CTICO or a third party acquiring either CTICO or some of the Company's technology, as a binding license agreement. The result could be that CTICO, if subsequently under separate stockholder control, might be a competitor to the Company in the use of the CTI System technology and marketing of related products. The Company expects to control this risk by paying its creditors and establishing an appropriate licensing agreement while controlling the stock of CTICO.

       *Patents*

          Neither the Company nor CTICO currently holds registered United States or foreign patents. CTICO has acquired, by assignment, a patent application on a Functional Thermal Imaging Apparatus which has been filed with the United States Patent and Trademark Office. In addition, CTICO has filed a provisional patent application with the United States Patent and Trademark Office covering the algorithm process involved in analyzing the imaging data collected through the CTI Breast Imaging System. CTICO must file a non-provisional patent application, providing a more definitive description of the invention for which patent protection is sought, by October 20, 1999. In the event a non-provisional patent application is not filed by said date, then the provisional application will go abandoned. Management believes other developed technologies or components of either the CTI System or CTI Breast Imaging System may warrant patent protection in the future. Substantial engineering costs and legal fees will be incurred in order to research, develop and file additional patent applications. The Company and CTICO intend to explore this possibility when funds become available to support such expenditures.

      *Trademarks*

      The CTI System that has been trademarked under the name Computerized Thermal Imaging.

      *Franchises, Concessions, Royalty Agreements, Labor Contracts*

      The Company has no franchises, concessions, royalty agreements or labor contracts in effect.

Effect of Existing or Probable Government Regulations/Need for Governmental
----------------------------------------------------------------------------
Approval.
---------

         * Need for FDA Approval on CTI Breast Imaging System *

     The FDA has no prohibiting regulations preventing the use of thermal imaging equipment, generally perceived as an infra-red camera, for medical purposes. There can be no assurance that any state regulatory bodies or the FDA might not impose some restrictions, with which the Systems, or the users, must comply. The Company believes no FDA approval is required for health care physicians or radiologists to use the CTI System, but the Company believes that broad acceptance for use of the CTI System will require verification of clearance from the FDA. The CTI System and CTI Breast Imaging Systems are considered medical devices as defined by Section 201(h) of the FDC Act because they are intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, in man or other animals. As such, these devices require either compliance with FDC Act Section 510(k) under which the Company currently relies with respect to the CTI System, or approval of a premarket approval application (herein referred to as "PMA" by the FDA prior to commercialization, with respect to the CTI Breast Imaging System. Satisfaction of applicable regulatory requirements may take years and varies substantially based upon the type, complexity and novelty of such devices, as well as the clinical procedure. Filings and governmental approvals may be required in foreign countries before the devices can be marketed in these countries. There can be no assurance that further clinical trials of the Company's thermal imaging systems or of any future products will be successfully completed or, if they are completed, that any requisite FDA or foreign governmental clearances or approvals will be obtained. FDA or other governmental clearances or approvals of products developed by the Company in the future may require substantial filing fees, or costs to conduct clinical trials, which could limit the number of applications sought by the Company and may entail limitations on the indicated uses for which such products may be marketed. In addition, approved or cleared products may be subject to additional testing and surveillance programs required by the FDA and other regulatory agencies, and product approvals and clearances could be withdrawn for failure to comply with regulatory standards or by the occurrence of unforeseen problems following initial marketing. The Company is also required to adhere to applicable requirements for current good manufacturing practices, to engage in extensive record keeping and reporting and to comply with the FDA's product labeling, promotional and advertising requirements. Noncompliance with state, federal or foreign requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, delay, denial or withdrawal of premarket clearance or approval of devices, recommendations by the FDA that the Company not be allowed to enter into government contracts, and criminal prosecution, all of which would have a material adverse effect on the Company's business, financial condition and results of operations.

         *FDA Review*

     The FDA review of a PMA application consists of the following four steps:
(i) administrative and limited scientific review by the FDA staff to determine that the application is complete; (ii) in-depth scientific and regulatory review by the FDA compliance personnel; (iii) review and recommendation of the appropriate advisory committee (panel review); and (iv) a FDA good manufacturing practices inspection. Following the FDA review, the FDA will notify the applicant by letter of its decision to approve or deny the application. A notice will also be published in the Federal Register. These steps are internal FDA PMA processing so no information is available for the time frame of the individual steps.

          After CTICO developed a product that could have beneficial medical use and would merit FDA approval, the first step was to hold a series of discussions with the FDA. These discussions were designed to allow the Company to present to the FDA the new product to be tested, it's basis of operation, safety ramifications, intended usage, desired trial composition and desired approval. Pretrial data was presented to the FDA by CTICO to demonstrate that there was sufficient probability of success to warrant FDA consideration. These discussions also reviewed the intended trial protocol. These discussions led to modifications to the intended trial composition and protocol in order to ensure that a trial would produce sufficient data quantity and quality to allow a successful FDA review after the trial. CTICO has successfully completed this step and has an FDA approved trial protocol, requiring an initial data collection phase where thermal images collected by the CTI Breast Imaging System from approximately 600 qualified patients were collected. The next step was to set-up the trial process with the appropriate trial oversight. CTICO has completed this step of the process. The next step of the FDA approval process is to implement the clinical trials by executing the approved protocol and collecting actual patient data. CTICO is currently in this phase of the approval process with clinical trial data collection underway at Norris Comprehensive Cancer Center, Los Angeles, Mt. Sinai Hospital, Miami, St. Agnes Hospital, Baltimore, Providence Hospital, Washington, D.C. and Lahey Clinic, Boston. The clinical trials permit the medical facilities to use the CTI Breast Imaging System, to collect the required patient information and examination results, to compare the CTI Breast Imaging System data collected to the pathology findings of malignant or benign tumors, to permit independent review for adherence to examination procedures, and to categorize the collected data for appropriate presentation to the FDA. This phase is expected to continue through 1999. CTICO has engaged Quintiles, Inc., a consulting firm recognized by the FDA for overseeing clinical trial data collection and adherence to FDA requirements. Following the completion of the trial data collection phase, CTICO and its consultants must analyze the trial results to prepare a PMA submission. The Company makes no estimate of the time required by the FDA to review CTICO's PMA submission.

          The Company will rely upon a 510(k) exemption under the FDC Act for general medical applications, based upon the technology of the infra-red camera components for sales of the CTI System. The Company expects in the future to pursue specific medical applications by applications to the FDA for a PMA or other approval, but none have been initiated at this time by the Company.

      * Third Party Reimbursement *

        Although use of the CTI System and the CTI, Co. System is permitted now by physicians, the absence of FDA approval is a practical impediment. Most physicians prescribe use of external procedures and imaging modalities when there are approved payment codes acceptable for third party reimbursement (e.g., insurance, Medicare, etc.) to enable patients to obtain medical treatment payment assistance. The Health Insurance Care Finance Administration ("HICFA")is the agency that establishes for Medicare/Medicaid a payment code approval for certain imaging modalities for particular suspected ailments. Generally, HICFA does not set payment codes for use of new technology unless the technology has obtained FDA approval. Most insurance company reimbursement plans establish payment codes for their insureds based upon their own experience, and for new procedures or imaging modalities, based upon HICFA's determination. Therefore, FDA approval is needed, at least at the inception, for each ailment examination for which the CTI System or the CTI Breast Imaging System is used seeking reimbursement, if not covered by other general payment codes.

           For a discussion on the effect of government regulations on the Company's proposed business development in the PRC, see this PART I, ITEM 1. BUSINESS OF THE COMPANY, Distribution Methods of the Company's Products, *Marketing the CTI System in the PRC; Risks of Doing Business in the PRC and Other Foreign Countries*

Research and Development Activities in the Past Two Years
----------------------------------------------------------

      A large portion of the Company's expenditures since inception have gone to research and development of its CTI System and CTI Breast Imaging System as discussed in detail under this PART I, ITEM 1. BUSINESS OF THE COMPANY with additional expenditures on contract development and marketing efforts in Asia as well as fund raising. Since inception the Company has spent approximately $7,032,000 on research and development of its Systems. Because the Company has shifted its priorities to completing CTICO's clinical trials on the CTI Breast Imaging System in an effort to obtain PMA, it has incurred more than 60% of its research and development expenses in the last two years, approximately $4,267,220. The majority of the foregoing expenses were incurred in connection with TRW software development and clinical testing expenditures relating primarily to the CTI Breast Imaging System.

Total Number of Employees
-------------------------

      The Company has 6 full-time employees and one part time employee.

ITEM 2:     DESCRIPTION OF PROPERTY

     The Company owns no properties. It leases approximately 1,000 square feet of office space in Lake Oswego, Oregon for an annual rental of approximately $24,000 and approximately 2,000 square feet of office space in Layton, Utah for annual rental of approximately $34,800. The Company no longer leases office space in Michigan. The Company believes these facilities are adequate for its current operations.

ITEM 3:     LEGAL PROCEEDINGS

     The Company is not a party to any pending or threatened legal proceedings which would be considered material although it did file a complaint against Kenneth M. Dodd, on February 24, 1999 in the 8th Judicial District Court, Clark County, Nevada, case no. A399754. Kenneth Dodd is a former CEO and

President of CTICO having resigned those positions in December of 1998. He was also Executive Vice President of the Company until March 1998. The Company's complaint against Mr. Dodd is seeking enforcement of certain of the terms of Mr. Dodd's employment contract with the Company which deal with ownership of the Company's stock options and the protection of intellectual property. (See PART III, ITEM 10. EXECUTIVE COMPENSATION, Employment Contracts.)

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.
_____________________________________________________________________________

                             PART II

ITEM 5:     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for the Company's Common Stock
-------------------------------------

         The Common Stock is traded on the OTC Bulletin Board under the symbol "COII". The following table sets forth the range of high and low closing bid prices for the Common Stock for the periods indicated as reported by the NASD. These prices represent inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. There can be no assurance that an active trading market in the shares of the Common Stock will be sustained.


                                                      Common Stock  Bid Price
Calendar Year 1997                               Low                     High
-------------------                          -----------------       -----------------
Third Quarter                                    $0.56                    $1.69
Fourth Quarter                                   $0.52                    $1.06

Calendar Year 1998                               Low                     High
-------------------                          -----------------       -----------------
First Quarter                                    $0.47                    $0.81
Second Quarter                                   $0.50                    $1.11
Third Quarter                                    $0.75                    $2.125
Fourth Quarter                                   $0.51                    $0.76

Calendar Year 1999                               Low                     High
-------------------                          ----------------        ----------------
First Quarter                                    $0.575                   $1.75
Second Quarter                                   $0.64                    $1.06


         As of the Company's fiscal year ended June 30, 1999, there were approximately 62,275,560 shares of its Common Stock issued and outstanding. As of September 16, 1999, the Company had 64,998,840 common shares issued and outstanding. The Company believes that the Common Stock was held by approximately 5,400 persons as of its fiscal year end.

Securities Issued without Registration
---------------------------------------

      During the period covered by this report, that is fiscal year ended June 30, 1999, there were no equity securities of the Company sold by the Company that were not registered by the Company or previously unreported on Form 10QSB, except as follows:

      1. During the fourth quarter of the Company's fiscal year ended June 30, 1999, the Company issued an aggregate of 105,511 unregistered common shares to PDH Ltd. to satisfy certain cash advances equaling $40,094. The shares were issued pursuant to the exemption from registration requirements of
Section 5 of the Securities Act of 1933, under Section 4(2) as a "transaction not involving a public offering."

      2. Also during that same quarter, the Company issued 822,523 unregistered common shares to TII, an affiliate of the Company, to repay cash advances of $312,559. The Company relied upon the Section 4(2) exemption for the issuance of those shares.

      3. During the fourth quarter of the Company's fiscal year it granted an option to purchase shares of its common stock to one non-executive employee of the Company in accordance with an Employment Agreement and its 1997 Employee Stock Option and Restricted Stock Plan, in effect. On May 24, 1999, The employee was granted the option to purchase up to 100,000 unregistered common shares of the Company for $.76 per share with one-third of the options vesting on May 24, 2000, one-third on May 24, 2001 and one-third on May 24, 2002 beginning one year from the employment date. The options will expire five (5)years from the date of grant and were granted in reliance upon exemption from registration provided under Section 4(2) fo the Act. The employee received registration rights on the underlying securities pursuant to his employment agreement.

      In addition, during the Company's fourth quarter and subsequent thereto through the filing of this Report, the Company received funding totaling $2,500,000 from Beach in accordance with the Investment Agreement; the Beach shares to be purchased under the Investment Agreement are considered "registered" under the 1933 Act through the Company's Prospectus in effect.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        The following discussion and analysis of the combined financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto contained in this report. Statements contained in this "Management's Discussion and Analysis of Financial Conditions and Results of Operations" which are not historical facts may be forward-looking statements. Such information involves risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur which could limit the ability of the Company to maintain or improve its operating results or execute its primary growth strategy. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can therefore be no assurance that the forward-looking statements included herein will prove to be accurate. The inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. Moreover, such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof.

General
-------
         From inception through the most current fiscal year ended June 30, 1999, the Company has been involved in the research, development and production of its thermal imaging technology products. Although still in the development stage, the Company has generated nominal revenues of $125,000, from the sale of a CTI System to Thailand in 1996, and $55,815, from the sale of laser cards to a purchaser in the PRC in 1997. The Company has relied almost entirely on the sale of its securities to fund its research and development operations. The Company historically has sustained annual losses and will continue to sustain losses from its operations until its products achieve acceptance within the medical community and the public. As evidenced by the Consolidated Financial Statements of the Company included elsewhere in this report, the level of the Company's losses has been largely dictated by the amount of capital the Company has been able to raise and the volume of costs incurred under the research program being conducted with TRW and Battelle as well as costs of FDA testing.

Results of Operations
---------------------

         The following discussion gives a comparison of the Company's financial position for the fiscal year ended June 30, 1999 and June 30, 1998.

         FISCAL YEAR ENDED JUNE 30, 1999 AND JUNE 30, 1998. The Company incurred a loss of $ 5,025,841 for the year ended June 30 1999, as compared to a loss of $5,943,885 for the year ended June 30, 1998. The Company had no revenues in either period. The primary reason for this reduction in year end losses in 1999 was a reduction of approximately $540,000 in general and administrative expenses which decreased from $3,167,690 during the 1998 fiscal year, to $2,626,562 during the 1999 fiscal year. The Company's general and administrative activities focused on fund raising and support of research activities which included, primarily, clinical testing of the CTI Breast Imaging System in the 1998-99 fiscal year, and development expenses with TRW in the 1997-98 fiscal year. The Company's reduction in General and Administrative expenses is a result of (1) a $153,000 reduction in SEC related legal and accounting fees during 1999 to $457,401 from $610,742. The Company has also changed legal counsel and accounting firms in an effort to reduce its general and administrative expenses, and (2) a temporary reduction in office salaries over the prior year of approximately $75,000. The Company incurred an administrative charge of $850,167 for incentive stock options issued to non-employees in 1998 and 1999 the Company incurred a $525,000 compensation expense in eliminating a $525,000 subscription receivable from MFG.

      During the Company's fiscal year ended June 30, 1999, the Company spent $1,837,182 on research and development expenses compared with $2,430,038 in 1998. The decrease occurred despite higher clinical testing costs, $659,091 in 1999(which were $438,530 in 1998) and FDA and consulting expenses of $134,651 in 1999, due to a large decrease in TRW contract expenses, from $1,237,905 in 1998 to $485,273 in 1999. Shifting in contract objectives from product development and enhancement to support of clinical testing caused the large TRW decrease. The Company also incurred expenses of $54,484 for research equipment in 1998 compared to $155,826 in 1999. The Company has expensed all costs associated with its processes and systems, including software code writings, computer system hardware and software purchases from third party vendors, material expenses in the development of the examination table and all payroll related development expenses throughout the periods presented. Interest expenses increased to $568,221 from $415,101 due to a discount of
$597,500 on notes payable being recognized chiefly in FYE 1999.   The discount
is the result of the restricted stock issued to satisfy the notes being valued at 100% of market price and the notes contain a redemption value clause of 50% of market for the stock redemption. Depreciation expense during the two comparable periods were slightly higher in 1999, $50,353 in 1999 vs. $32,344 in 1998.

     The Company funded its losses during the fiscal years ended June 30, 1999 and 1998, through issuances of common stock in exchange for cash contributions, notes, and through advances from related parties which have consistently provided funding to the Company: Thermal Imaging, Inc. ("TII"), an affiliate of Mr. Johnston, Doug Holt doing business as PDH, Ltd.("PDH"), an independent contractor which provides various services to the Company, and Daron Dillia doing business as Manhattan Financial Group ("MFG"). The Company received funding of $3,175,540 from sales of stock for cash during the during its 1998/1999 fiscal year, which included a private placement of stock with an officer/director for a $200,000 cash contribution, the exercise of certain warrants for proceeds of $188,200, the completion of a private placement with gross proceeds of $1,000,000, and $875,000 in cash contributions from MFG pursuant to a stock purchase agreement exercised in February/March of 1999. The Company also received $2,500,000 from Beach pursuant to the Investment Agreement of which $1,000,000 (net of $87,660 in placement fees) was received prior to its fiscal year ended June 30, 1999. The Company also funded operations with stock for services and payment of non-interest bearing advances from affiliates of the Company. These transactions included the issuance of 4,864,184 shares during the fiscal year ended June 30, 1999 to certain affiliates of the Company as repayment of advances made from July 31, 1997 through June 30, 1999, aggregating $2,320,738. Approximately $1,416,574 of the advances from stockholders occurred during the fiscal year ended June 30, 1998, with additional $904,164 in advances made during the current fiscal year ended. The Company also issued 2,140,164 shares during its fiscal year ended in June of 1999 to MFG in satisfaction of two Notes payable with: aggregate principal 597,500, accrued discount of $597,500 and accrued interest of $49,638 for a total of $ 1,244,638. The Company also issued shares and relieved a subscription receivable as compensation for $555,686 in services rendered.

      The Company funded losses during its fiscal year ended June 30, 1998 by selling shares of the Common Stock for cash in the amount $ 2,906,236. It received advances from shareholders of $1,416,574 which were repaid in common shares its next fiscal year (see paragraph above). The Company also issued 521,478 shares as compensation for services valued at $306,381 as well as compensation warrants for services with an aggregate value of $1,006,000.

Sources of Long and Short Term Liquidity
----------------------------------------

        * No Revenues from Operations*

      The Company has had no significant revenues from operations from inception. The Company's cash requirements consist of: office salaries and expenses including lease payments on its office space, legal and accounting fees to comply with securities registration (including updating its Prospectus currently in effect) and reporting requirements, cost of clinical trials, TRW
and Battelle technical support, and FDA consulting.   The Company intends to
raise additional equity funds from the sale of the common stock through private offerings to new investors and pursuant to the Investment Agreement with Beach to meet cash requirements through June 30, 2000.

      * Funding/Investment Agreements and Consulting Agreements Regarding Business Plan Formation*

       In connection with the formation of its business plan as well as providing for its cash requirements, the Company, during the last three years, the Company entered into a variety of agreements with various individuals or entities some of whom are considered affiliated. Material of these agreements are: (1) the Investment Agreement with Beach which provides and will continue to provide for a large portion of the Company's liquidity for the next 12 months and (2) various agreements with MFG, an entity which, since inception, has provided consulting and financial services to the Company. MFG is a dba
for Daron Dillia, who is a 5% beneficial shareholder of the Company.   MFG, in
addition to or in conjunction with its own agreements with the Company, was material in consummating certain other consulting/funding agreements with such parties as Liberty Capital Group Inc., Ambient Capital, Inc., Bristol Asset Management, LLC, Cameron Capital Management Ltd. and Beach. Those agreements which were in effect during the Company's fiscal year ended June 30, 1999 are discussed below and/or under PART III, ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

      BEACH BOULEVARD L.L.C. SECURITY PURCHASE AGREEMENT On March 4, 1999, the Company entered into a Securities Purchase Agreement (as amended in May, the "Investment Agreement") with Beach Boulevard L.L.C. ("Beach"). Subject to certain conditions provided in the Investment Agreement, the Company may require Beach to purchase up to $7,000,000 of Common Stock of the Company in a series of tranches of $500,000 each. At the closing of the first of these tranches on May 13, 1999 (the "Initial Closing Date"), the Company issued 757,576 shares to Beach. At the closing of the second of these tranches on June 15, 1999 (an "Additional Closing Date") the Company issued 862,069 shares to Beach. The third of these tranches closed on July 15, 1999 with 843,170 shares issued to Beach. Closings for subsequent tranches (each, an "Additional Closing Date") will be held after the Company gives a notice (each, a "Tranche Notice") to Beach. Without the consent of Beach, there can not be more than one Additional Closing Date in any one calendar month. Beach elected to participate in a fourth and fifth tranche which occurred on August 1, 1999 with the issuance of 856,164 shares and on September 13, 1999 with the issuance of 875,657 shares. Beach was not required under the Agreement to participate in the fourth and fifth tranches because the Company's price of its common shares in the market was below the required $.75 per share.
Beach's obligation to purchase additional tranches over the initial $1,500,000 in funding, is conditioned on several factors discussed below.

          The purchase price for each share of Common Stock being bought by Beach on each Additional Closing Date is based on the lowest sale price of the stock during the period from the date of the relevant Tranche Notice to and including the trading day immediately before that Additional Closing Date multiplied by (i) for the first two Additional Closing Dates, 82.5%, and (ii) for each Additional Closing Date thereafter, 85%. Beach's obligations to purchase additional tranches are subject to certain requirements relating to the effectiveness of the Company's Registration Statement covering the shares issued or to be issued to Beach, the number of shares authorized and reserved for issuance to Beach, the continued accuracy of representations and warranties made by the Company in the Investment Agreement, the absence of material adverse changes in the business, operations or conditions of the Company, and the absence of any suspension of the trading of the Company's Common Stock by the SEC or the NASD.

          In addition, after Beach purchased $1,500,000 (currently completed as of July 15, 1999) of the Company's Common Stock, Beach's obligation to fund subsequent tranches is subject to the following conditions: (1) the lowest sale price of the Common Stock during the period from the date of the Tranche Notice to and including the trading day before the relevant Additional Closing Date (the "Current Price") must be seventy-five cents ($0.75) or more and (2) the average daily trading volume for the twenty consecutive trading days ending the day before the relevant Additional Closing Date must be 200,000 or more shares.

          The Company also agreed to issue certain additional shares ("Supplemental Shares") to Beach based on the average of the lowest sale price of a share of Common Stock for any five trading days selected by Beach during the period beginning on the first trading day after each closing date (whether the Initial Closing Date or an Additional Closing Date) and continuing through and including the twentieth trading day after that closing date. If that average (the "Market Price of the Common Stock") is less than 95% of the Current Price applicable to the relevant closing date (the "Base Price"), the Company will issue the number of Supplemental Shares equal to (1) the product of (x) the number of shares purchased on the relevant closing date, multiplied by (y) the excess of the Base Price over the Market Price of the Common Stock, divided by (2) the Market Price of the Common Stock. The Company is obligated to issue the Supplemental Shares, if any, within 30 days after the relevant closing date. In connection with the shares issued on the initial Closing Date, the Company issued 57,945 Supplemental Shares to Beach; supplemental shares were also issued on the third tranche equal to 70,746 and on the forth tranche equal to 69,080 shares taking into account a reduction due to an 8,463 share overage in the second tranche. Any Supplemental Shares to be issued in connection with the fifth tranche has not yet been determined. Because Beach is not required to purchase additional shares unless certain provisions are met as set forth in the preceding paragraph, there is no assurance that Beach will ultimately provide the Company with the full $7 Million. The Company has amended its Prospectus twice as a result of the Investment Agreement. The first amendment was filed with the Securities and Exchange Commission as part of a Post effective Amendment to its Form SB-2 on April 1, 1999; the second was filed on July 16, 1999 under rule 424(b)(3). Because the Company is registering the Beach shares for resale, it is required to maintain its Prospectus in effect.

     MFG AGREEMENTS:   Effective January 1, 1997, the Company entered in a
Consulting Agreement with MFG covering financial services.(See ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.) MFG provides regular financial advising services to the Company, such as strategic consulting to arrange financing of projects including the Beach Investment Agreement. MFG has also provided the following funding to the Company in the past year.

       1. On February 8, 1999, Daron Dillia, doing business as Manhattan Financial Group ("MFG"), entered into a stock purchase agreement with the Company under which it subsequently purchased 2,364,865 restricted shares of the Company's Common Stock for $875,000. As consideration therefor, the Company allowed MFG to purchase the common shares at 50% of the low bid price during that time period (February 8 through March 15, 1999). The Company also granted piggy back registration rights to MFG although, to date, MFG has declined to exercise its registration rights in connection with the filing of its amended Prospectus.

        2. Promissory Notes (collectively the "MFG Notes")   On  April 15,
1998 the Company executed a Corporation Note - Straight" ("MFG Note I") in an original principal amount of $250,000, with interest accruing from April 15, 1998 at a rate of 10 percent per annum, payable on or before October 15, 1998. The MFG Note I names Manhattan Financial Group as payee and provides that Manhattan Financial Group may elect at maturity to convert the principal and interest due under the MFG Note I into the Common Stock at a conversion rate of 50 percent of the closing price as of April 15, 1998 or the lesser of 50 percent of the closing bid price on any date on which the lender chooses by written notification to convert his note and interest into the Common Stock. On September 11, 1998, the Company executed a second "Corporation Note - Straight" (`MFG Note II') in an original principal amount of $347,750, with interest accruing from September 11, 1998 at a rate of 10 percent per annum, payable on or before April 11, 1999. The MFG Note II names Manhattan Financial Group as payee and provides that Manhattan Financial Group may elect at maturity to convert the principal and interest due under the MFG Note into the Common Stock at a conversion rate of 50 percent of the closing price as of September 11, 1998 or the lesser of 50 percent of the closing bid price on any date on which the lender chooses by written notification to convert his note and interest into the Common Stock.

      In early May of 1999, the Company issued a total of 2,140,164 of its unregistered common shares to MFG in satisfaction of the MFG Notes with a total due under the MFG Notes of $1,244,638. The amount was comprised of remaining principal due on the Notes and $597,500, accrued amortization discount of $597,500 and accrued interest of $49,638.

     In late fiscal year end 1999, the Company recognized as compensation expense $525,000 to MFG. The Company eliminated a $525,000 stock subscription receivable for 525,000 shares issued to MFG in 1996. The compensation expense was recognized as a result of MFG's consulting activities.

      BRISTOL ASSET MANAGEMENT, L.L.C. INVESTMENT AGREEMENT On January 20, 1998, the Company entered into an Investment Agreement (herein referred to as the (Investment Agreement) with Bristol Asset Management, L.L.C., a Delaware limited liability company ("Bristol"} regarding the periodic purchase of shares of the Common Stock. Subsequent to the original effective date of the Company's Registration Statements (January 8, 1999), Bristol declined to participate under its investment agreement with the Company. The Company entered into a new investment agreement with Beach Boulevard L.L.C. ("Beach") and amended its registration statement and Prospectus accordingly to reflect this material change.

     AMBIENT CAPITAL GROUP, INC. FINANCIAL ADVISORY AGREEMENT   On October 29,
1997, the Company executed a Financial Advisory Agreement with Ambient Capital Group, Inc. ("Ambient") appointing Ambient to act as its financial adviser with respect to planning and executing capital structure strategies, revising the Company's business plan, and certain other matters related thereto. These financial advisory services included negotiation of capital financing for equipment and the introduction of new capital financing sources to the Company. Ambient received as an initial retainer fee for its services of 83,333 shares of the Common Stock and 83,333 warrants giving Ambient the right to purchase five shares of the Common Stock at $0.72 per share for each warrant issued. The agreement with Ambient was terminated in accordance to its terms on or about the time that Bristol declined to participate under the terms of the Bristol Agreement, and is of no further force and effect.

      WILLARD HARPSTER CONSULTING AGREEMENT Effective January 1, 1997, the Company and Willard Harpster ("Harpster") executed a Consulting Agreement covering financial services associated with the development of a comprehensive business plan, future acquisition strategies, capital development and fund raising. The Company requested in 1997 and 1998 numerous consultations with Harpster for advice to inhibit short selling of the Common Stock, for review of the Common Stock sales and trading compliance, and for advice in development of its business plan for presentation to capital markets. In consideration of such services, Harpster was granted an option to purchase all or any portion of 275,000 shares of the Common Stock at a purchase price of $0.75 per share in accordance with the various terms and provisions of the agreement regarding exercise, vesting, etc. In November 1998, Harpster terminated the Consulting Agreement and waived any and all rights to exercise his vested stock options. Consequently, all stock options granted to Harpster terminated and are of no further force or effect. In addition, Harpster did not obtain any of the Common Stock of the Company pursuant to the exercise of stock options granted in connection with the performance of services under the Consulting Agreement.

      FUNDING FROM AFFILIATES. During the three years prior to the date of this report, David B. Johnston, the Chairman of the Board and the Chief Executive Officer of the Company, and certain affiliates of Mr. Johnston and the Company have contributed approximately $4,800,000 to the capital of the Company in exchange for shares of the Common Stock. The Company believes that its current agreement with Beach as well as potential additional contributions from other accredited investors, as needed, will be sufficient to meet the Company's short-term operating expenses and capital expenditures over the next 12 months as well as provide for the required funding of FDA testing on behalf of CTICO; however, affiliates, as in the past, will likely provide additional funding when and if needed. At the present time there is no commitment from anyone other than Beach with respect to any future capital contributions to the Company, and there is no way to predict when and if any such additional contributions may be made. Consequently, the bulk of the needed capital over the next 12 months must come from Beach (from which the Company is expecting an additional $4,500,000) with additional contributions to be made by affiliates and/or one or more substantial new investors. Beach has already funded the Company with $2.5 Million; however, under the terms of the Agreement, Beach is not obligated to provide funding over $1.5 unless certain conditions are met. (See BEACH BOULEVARD L.L.C. SECURITY PURCHASE AGREEMENT, above under this ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.)

Capital Requirements/Plan of Operation
---------------------------------------

      The Company will require an estimated $6,000,000 - $7,000,000 for the next 12 months for its research and development programs, preclinical and clinical testing, development of its sales and distribution efforts, operating expenses, and regulatory processes. The Company's capital requirements, however, may vary from its estimates and depends on numerous factors, including the progress of its research and development programs; results of preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; the economic impact of competing technological and market developments; licensing and other relationships; and the terms of any new collaborative, licensing and other arrangements that the Company may establish. The Company estimates that it will need approximately $4.5 Million to complete CTICO's clinical trials; $1.5 Million for day-to-day operating expenses including its lease payments on two facilities of $60,000 per year and $600,000 to cover salaries; $400,000 for legal and accounting to maintain its Prospectus in effect as well as for SEC compliance with reporting obligations.

      The following constitute the various aspects of the Company's Plan of Operation over the next twelve months in order or priority: (1) the completion of PMA on the CTI Breast Imaging System through clinical trials as well as continued system integration development and algorithm development by the Company associated therewith; and (2) additional efforts for CTI Systems development for other applications, such lower back imaging, especially regarding insurance coding.

         COMPLETION OF PMA/ FDA APPROVAL/CLINICAL TRIALS   The efficacy of the
CTI Breast Imaging System is currently subject to confirmation in FDA clinical trials as a tool complementary to mammography. The FDA clinical trials requirement for CTICO to receive its PMA approval requires medical facilities to conduct examinations and conduct and produce clinical statistical data from use of the CTI Breast Imaging System. The rate of conducting examinations determines the monthly cash flow requirements and the time for qualifying for PMA. CTICO also incurs costs for FDA legal counsel and for consulting services from a firm recognized by the FDA for overseeing clinical trial data collection and adherence to FDA requirements. The Company has advanced CTICO approximately $6.5 Million through June 30, 1999. The current estimated requirements to fund CTICO's research and clinical testing are approximately $500,000 per quarter. Management has set a goal of completing the clinical testing for the PMA portion of FDA approval process during the next 12 months and anticipates additional related costs of $4.5 Million.

          CTI SYSTEM DEVELOPMENT. The Company has committed to devote a major portion of its resources and subsequent capital financing, in excess of its fixed operating costs, to the operations of CTICO for the completion of the ongoing FDA Clinical Trials. Although the Company is prioritizing its funding of CTICO, it also plans to conduct multiple clinical trials involving the CTI System in the identification of soft tissue maladies. Although such clinical trials may not be necessary for physicians to use the CTI System, the benefit of specific purpose clinical trials will be to enable the Company to reference medical efficacy claims in connection with marketing efforts, to enhance physician in the CTI System, and to obtain the designation of insurance payment codes for particular CTI System procedures. Management believes that the market in the United States alone for the CTI System would be dramatically enhanced if clinical trials were to substantiate the Company's assertion that the CTI System can distinguish and verify fraudulent (versus real muscular) lower back pains.

Source of Potential Long-term Liquidity:  Equipment Financing/ Use Agreements
-----------------------------------------------------------------------------

     The Company expects that both Use Agreements and equipment financing will be sources of long term liquidity although it is premature to anticipate the results of either. Although the Company has investigated both options and has in fact entered into preliminary discussions with equipment financing companies, it is awaiting PMA on its CTI Breast Imaging System, before entering into any additional planning regarding either. Much of what the Company anticipates as being its sources of long-term liquidity will be a result of (1) whether or not it achieves PMA on its CTI Breast Imaging System,
(2) if PMA is achieved, the development of a more definitive marketing strategy, (3) how successful such marketing strategy proves to be, (4) whether it is able to develop its CTI System for other applications in the United States, and (5) the results of marketing efforts of the CTI System in the PRC Thailand and elsewhere.

Year 2000 Compliance.
---------------------

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

Uncertainties Affecting Liquidity
---------------------------------

      The Company is largely dependent on Beach to provide for liquidity over the next year; it is possible that Beach will fail to provide the required funding or that the price and volume of the Company's common stock in the market place will be insufficient to enable the Company to require the
purchase of additional shares by Beach.   The Company, since inception, has
continually sought funding for both its day to day operations and its business purpose and has often sought substantial loans from affiliates and shareholders which were often repaid in stock. Until such time as the Company begins receiving revenues from operations (not likely until and unless PMA approval is received), the Company will be faced with the difficulties and expenses associated with meeting its financing needs.

Commitments of Capital Expenditures/Sources of Funding
------------------------------------------------------

      See Plan of Operation/Cash Requirements above.

Trends/Uncertainties Affecting Continuing Operations
----------------------------------------------------
        The Company's ability to achieve profitability will depend, in part, on its ability to successfully develop clinical applications and obtain regulatory approvals for its products and to develop the capacity to manufacture and market such products on a wide scale. There is no assurance that the Company will be able to successfully make the transition from research and development to manufacturing and selling commercial thermal imaging products on a broad basis. While attempting to make this transition, the Company will be subject to all risks inherent in a growing venture, including the need to produce reliable and effective products, develop marketing expertise and enlarge its sales force. Some of the risks the Company will be subjected to are enumerated under PART I, ITEM 1. BUSINESS DEVELOPMENT, Risks Factors Affecting the Company's Future Profitability.

Seasonal Aspects
-----------------

     None.

ITEM 7. FINANCIAL STATEMENTS

     The following comprise the Company's audited financial statements for its year ended June 30, 1999.

                                 C O N T E N T S






Independent Auditors' Reports                                3

Consolidated Balance Sheet                                   4

Consolidated Statements of Operations                        5

Consolidated Statements of Stockholders' Equity (Deficit)    6

Consolidated Statements of Cash Flows                        11

Notes to Consolidated Financial Statements                   13

                          JONES, JENSEN
                          & COMPANY, LLC
                         ----------------
           Certified Public Accountants and Consultants

                   INDEPENDENT AUDITORS' REPORT

Board of Directors
Computerized Thermal Imaging, Inc.
(A Development Stage Company)
Layton, Utah

We have audited the accompanying consolidated balance sheet of Computerized Thermal Imaging, Inc. (a development stage company) as of June 30, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended June 30, 1999 These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computerized Thermal Imaging, Inc. (a development stage company) as of June 30, 1999, and the consolidated results of their operations and their cash flows for the year ended June 30, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements and discussed in Note 8, the Company has incurred significant recurring losses from operations since inception, has negative working capital and stockholders' equity (deficit) position at June 30, 1999, and is dependent on outside sources of financing for continuation of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to this matter are also discussed in Note 8. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jones, Jensen & Company

Jones, Jensen & Company
Salt Lake City, Utah
October 7, 1999

50 South Main Street Suite 1450
Salt Lake City, Utah 84144
Telephone (801) 328-4408 Facsimile (801) 328-4461

                COMPUTERIZED THERMAL IMAGING, INC.
                  (A Development Stage Company)
                    Consolidated Balance Sheet


                              ASSETS

                                                             June 30,
                                                               1999
                                                          ------------

CURRENT ASSETS

  Cash and cash equivalents                               $    137,162
                                                          ------------
    Total Current Assets                                       137,162
                                                          ------------
PROPERTY AND EQUIPMENT, NET (Notes 1 and 2)                    238,643
                                                          ------------
      TOTAL ASSETS                                        $    375,805
                                                          ============

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES

  Accounts payable - trade                                     470,870
  Accrued liabilities                                           64,644
                                                           ------------
     Total Current Liabilities                                 535,514
                                                           ------------
CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT)
  Convertible preferred stock, $5.00 par value,
    100,000 shares authorized                                       -
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 62,275,560 shares issued and outstanding        62,276
  Additional paid-in capital                                25,486,825
  Losses accumulated during the development stage          (25,708,810)
                                                           ------------
     Total Stockholders' Equity (Deficit)                     (159,709)
                                                           -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)  $   375,805
                                                           ============




                  The accompanying notes are an integral part of these consolidated financial statements.

                COMPUTERIZED THERMAL IMAGING, INC.
                    (A Development Stage Company)
                Consolidated Statement of Operations

                                                                            From
                                                                         Inception on
                                                                           June10,
                                               For the Years Ended       1987 through
                                                     June 30,              June 30,
                                              1999           1998            1999
                                         -------------   ------------  -------------
REVENUES

  Interest income                        $     6,124     $     3,307   $      26,007
  Income from sale of prototypes                   -               -         180,815
                                         -------------   ------------  --------------
    Total Revenues                             6,124           3,307         206,822
                                         -------------   ------------  --------------
COSTS AND EXPENSES

  Operating, general and administrative
    expenses                               2,626,562       3,167,690      16,294,310
  Research and development costs           1,837,182       2,430,038       7,032,246
  Interest expense                           568,221         415,101       2,140,333
  Litigation settlement                            -              -          514,380
                                         -------------   ------------  --------------
    Total Costs and Expenses               5,031,965       6,012,829      25,981,269
                                         -------------   ------------  --------------
LOSS BEFORE EXTRAORDINARY ITEM            (5,025,841)     (6,009,522)    (25,774,447)

EXTRAORDINARY GAIN ON
  EXTINGUISHMENT OF DEBT                           -          65,637          65,637
                                         -------------   ------------  --------------
NET LOSS                                 $(5,025,841)    $(5,943,885)  $ (25,708,810)
                                         ============    ============  ==============

WEIGHTED AVERAGE SHARES OUTSTANDING       57,525,818      41,943,867
                                          ===========    ============

BASIC LOSS PER COMMON SHARE               $    (0.09)   $    (0.14)
                                          ===========    ===========


                  The accompanying notes are an integral part of these consolidated financial statements.

                                 F-5

                 COMPUTERIZED THERMAL IMAGING, INC.
                    (A Development Stage Company)
      Consolidated Statement of Stockholders' Equity (Deficit)


                                                                                               Losses
                                                                                               Accumulated
                                             Common Stock        Additional                    During the
                                          --------------------   Paid-In          Subscription Development
                                          Shares        Amount   Capital          Receivable   Stage         Total
                                         ------------- -------- ---------------- ------------  ------------- ------------
Balance at inception, June 10, 1987                -   $        $            -   $        -    $         -   $         -

Stock issued for cash to founding
 stockholders in 1987 at $0.001 per share   5,000,000     5,000              -            -              -         5,000

Stock issued for cash in connection with
 a public offering of common stock in 1988
 at $0.004 per share                        5,000,000     5,000          14,562           -              -        19,562

Stock issued for cash in connection with
 a Regulation D offering of common stock
  in 1989 at $3.13 per share                   80,000        80         249,930           -              -       250,010

Stock issued for services in 1990 at
 $0.51 per share                              500,000       500         254,500           -              -       255,000

Stock issued for cash in connection
 with a Regulation D offering of common
 stock in 1991 at $0.50 per share             180,000       180          89,820           -              -        90,000

Stock issued for services in 1991
 at $0.50 per share                         3,240,000     3,240       1,616,760           -              -     1,620,000

Stock issued for services in 1992
 at $0.12 per share                         4,860,000     4,860         578,340           -              -       583,200

Stock issued for services in 1993
 at $0.06 per share                         1,134,500     1,134          82,726           -              -        83,860

Stock issued for extension of debt
 agreement in 1993 at $0.08 per share           9,000         9             691           -              -           700

Stock issued in connection with claims
 by certain stockholders in 1993
 at $0.06 per share                             1,000         1              59           -              -            60

Stock issued for cash in 1994 at $0.07
 per share                                    387,000       387          25,613           -              -        26,000

Stock issued for services in 1994
 at $0.10 per share                         1,485,660     1,486         149,148           -              -       150,634
                                         ------------- -------- ---------------- ------------  ------------- ------------
Balance Forward                            21,877,160  $ 21,877 $     3,062,149  $        -    $         -   $ 3,084,026
                                         ------------- -------- ---------------- ------------- ------------- ------------





                  The accompanying notes are an integral part of
                     these consolidated financial statements.`
                                        F-6

                        COMPUTERIZED THERMAL IMAGING, INC.
                           (A Development Stage Company)
        Consolidated Statement of Stockholders' Equity (Deficit)(Continued)


                                                                                               Losses
                                                                                               Accumulated
                                             Common Stock        Additional                    During the
                                          --------------------   Paid-In          Subscription Development
                                          Shares        Amount   Capital          Receivable   Stage         Total
                                         ------------- -------- ---------------- ------------  ------------- ------------
Balance Forward                            21,877,160  $ 21,877 $     3,062,149  $        -    $         -   $ 3,084,026

Stock issued for extension of debt
 agreement in 1994 at $0.07 per share           9,000         9             591           -              -           600

Stock issued in connection with claims
 by certain stockholders in 1994
 at $0.12 per share                            51,000        51           5,989           -              -         6,040

Stock issued for cash in 1995 at
 $0.60 per share                              679,202       680         407,995           -              -       408,675

Stock issued for services in  1995
 at $0.87 per share                         3,506,461     3,506       3,049,200           -              -     3,052,706

Stock issued to convert certain notes
 payable in 1995 $0.17 per share              702,400       702         117,941           -              -       118,643

Common stock issued upon conversion of
 preferred shares in 1995 at $1.69
 per share                                    124,600       125         209,875           -              -       210,000

Stock issued for cash in connection
 with a Regulation D offering of common
  stock in 1996 at $1.00 per share          1,462,600     1,463       1,461,137           -              -     1,462,600

Stock issued for a note receivable in
 connection with a Regulation D offering
 of common stock in 1996 at $1.00
 per share                                    525,000       525         524,475     (525,000)            -            -

Stock issued for offering cost
 in connection with a Regulation D
  offering of common stock in 1996             53,650        53             (53)          -              -            -

Stock issued in connection with the
 settlement of a note payable to an
 individual in 1996 at $0.98 per share        734,942       735         721,345           -              -       722,080

Stock issued in connection with the
 settlement of claims by certain
  stockholders in 1996 at $0.88
  per share                                   578,000       578         507,702           -              -       508,280

Common stock issued upon conversion of
 preferred shares in 1996 at $1.70 per
 share                                         14,700        14          24,986           -              -        25,000
                                         ------------- -------- ---------------- ------------  ------------- ------------
Balance Forward                            30,318,715  $ 30,318 $    10,093,332  $  (525,000)  $         -   $ 9,598,650
                                         ------------- -------- ---------------- ------------  ------------- ------------




                  The accompanying notes are an integral part of
                     these consolidated financial statements.`
                                        F-7


                        COMPUTERIZED THERMAL IMAGING, INC.
                           (A Development Stage Company)
        Consolidated Statement of Stockholders' Equity (Deficit)(Continued)


                                                                                               Losses
                                                                                               Accumulated
                                             Common Stock        Additional                    During the
                                          --------------------   Paid-In          Subscription Development
                                          Shares        Amount   Capital          Receivable   Stage         Total
                                         ------------- -------- ---------------- ------------  ------------- ------------
Balance Forward                            30,318,715  $ 30,318 $    10,093,332  $  (525,000)  $         -   $ 9,598,650

Stock issued in repayment of certain
 notes payable and interest expense
 in 1996 at $1.05 per share                   146,590       147         153,060           -              -       153,207

Stock issued for cash in 1996
 at $0.68 per share                         1,163,625     1,164         795,306           -              -       796,470

Stock issued for services in 1996
 at $1.05 per share                         1,277,633     1,278         891,874           -              -       893,152

Losses accumulated during the period
 from inception, June 10, 1987,
 through June 30, 1996                              -         -               -           -    (11,389,470)  (11,389,470)
                                         ------------- -------- ---------------- ------------ ------------- -------------
Balance at June 30, 1996                   32,906,563    32,907      11,933,572     (525,000)  (11,389,470)       52,009

Stock issued as a bonus to investors
 in connection with the Company's 1996
 Regulation D offering of common stock
 at $0.00 per share                           211,900       212            (212)          -              -            -

Conversion of debentures to common stock
 at $0.65 per share                            98,768        99          64,026           -            -          64,125

Stock issued for cash at $0.55 per share    1,833,152     1,833       1,008,376           -            -       1,010,209

Stock issued for services at $0.59
 per share                                    687,266       687         404,811           -            -         405,498

Net loss accumulated in 1997                        -         -               -           -    (3,349,614)    (3,349,614)
                                         ------------- -------- ---------------- ------------ ------------- -------------
Balance at June 30, 1997                   35,737,649    35,738      13,410,573     (525,000) (14,739,084)    (1,817,773)
                                         ------------- -------- ---------------- ------------ ------------- -------------




                  The accompanying notes are an integral part of
                     these consolidated financial statements.`
                                        F-8

                        COMPUTERIZED THERMAL IMAGING, INC.
                           (A Development Stage Company)
       Consolidated Statement of Stockholders' Equity (Deficit)(Continued)


                                                                                               Losses
                                                                                               Accumulated
                                             Common Stock        Additional                    During the
                                          --------------------   Paid-In          Subscription Development
                                          Shares        Amount   Capital          Receivable   Stage         Total
                                         ------------- -------- ---------------- ------------  ------------- ------------
Balance at June 30, 1997                   35,737,649    35,738      13,410,573     (525,000)   (14,739,084)  (1,817,773)

Conversion of debentures to common stock
 at $0.41 per share                         2,403,838     2,404         977,951           -            -         980,355

Stock issued to convertible debenture
 holders for failure to complete
 registration of the underlying common
 stock in a timely manner at $0.42
 per share                                    197,574       198          82,018           -            -          82,216

Stock issued for cash at
 $0.31 per share                            9,476,418     9,476       2,896,760           -            -       2,906,236

Stock issued for services
 at $0.59 per share                           521,478       521         305,860           -            -         306,381

Warrants issued for services                        -          -      1,006,000           -            -       1,006,000

Stock subject to rescission offer            (771,200)     (771)       (306,102)          -            -        (306,873)

Net loss accumulated in 1998                        -          -              -           -     (5,943,885)   (5,943,885)
                                         ------------- -------- ---------------- ------------ ------------- -------------
Balance at June 30, 1998                   47,565,757    47,566      18,373,060     (525,000)  (20,682,969)   (2,787,343)

Reclassification of stock no longer
 subject to recission offer
 at $0.40 per share                           771,200       771         306,102           -            -         306,873

Shares issued in a private placement to
 a director and a stockholder for cash
 at $0.70 per share                           285,000       285         199,715           -            -         200,000

Common stock issued for cash with
 169,837 shares issued for a placement
 fee to a third party at $0.47
 per share                                  2,133,862     2,134         997,866           -            -       1,000,000

Issuance of common stock for cash
 advances at $0.47 per share                  460,861       461         217,316           -            -         217,777

Issuance of common stock to affiliate
 for cash advances at $0.48 per share       4,403,323     4,403       2,098,558           -            -       2,102,961
                                         ------------- -------- ---------------- ------------ ------------- -------------
Balance Forward                            55,620,003  $ 55,620 $   22,192,617   $  (525,000) $(20,682,969) $  1,040,268
                                         ------------- -------- ---------------- ------------ ------------- -------------




                  The accompanying notes are an integral part of
                     these consolidated financial statements.`
                                        F9

                        COMPUTERIZED THERMAL IMAGING, INC.
                           (A Development Stage Company)
        Consolidated Statement of Stockholders' Equity (Deficit)(Continued)


                                                                                               Losses
                                                                                               Accumulated
                                             Common Stock        Additional                    During the
                                          --------------------   Paid-In          Subscription Development
                                          Shares        Amount   Capital          Receivable   Stage         Total
                                         ------------- -------- ---------------- ------------  ------------- ------------
Balance Forward                            55,620,003  $ 55,620 $    22,192,617  $  (525,000)  $(20,682,969) $ 1,040,268

Issuance of common stock upon conversion
 of warrants at $0.71 per share net of
 placement fee of $2,000                      264,166       264         187,936           -            -         188,200

Shares issued for services at $.67 per
 share                                         45,800        46          30,640           -            -          30,686

Common stock issued in private placement
 at $0.37 per share                         2,364,865     2,365         872,635           -            -         875,000

Common stock issued for cash to redeem two
 notes totaling $597,500, accrued discount
 of $597,500, accrued interest of $49,638
 for a total of $1,244,638 at $0.37 per
 share                                      2,140,164     2,140       1,242,498           -            -       1,244,638

Common stock issued for cash, net of
 offering expenses $87,660 at $0.55
 per share                                  1,669,127     1,669         910,671           -            -         912,340

Common stock issued to satisfy liability
 at $0.29 per share                           171,435       172          49,828           -            -          50,000

Net loss accumulated in 1999
                                                    -         -              -       525,000    (5,025,841)    4,500,841
                                         ------------- -------- ---------------- ------------ ------------- -------------
Balance, June 30, 1999                     62,275,560  $ 62,276 $    25,486,825  $         0  $(25,708,810) $   (159,709)
                                         ============= ======== ================ ============ ============= =============




                  The accompanying notes are an integral part of
                     these consolidated financial statements.
                                       F-10

                    COMPUTERIZED THERMAL IMAGING, INC.
                     (A Development Stage Corporation)
                   Consolidated Statement of Cash Flows

                                                                                From
                                                                                Inception on
                                                          Years Ended            June 10,
                                                             June 30,           1987 through,
                                                      1999           1998       June 30, 1999
                                                --------------- -------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                      $   (5,025,841) $  (5,943,885) $  (25,708,810)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
    Common stock, options and warrants issued
     as compensation for services                      555,686      1,311,860       8,911,596
    Common stock issued for interest expense                -         155,831         423,596
    Common stock issued in settlement
      of litigation                                         -              -          514,380
    Common stock issued for failure
      to complete timely registration                       -          82,216          82,216
    Extraordinary gain on extinguishment
      of debt                                               -         (65,637)        (65,637)
    Depreciation expense                                50,393         32,344         132,314
    Amortization of debt issuance costs
      and discounts on notes payable                   597,500        287,051         937,969
  Changes in operating assets and liabilities:
    Decrease in deposits                                 2,204             -               -
    Increase (decrease) in accounts
      payable and accrued liabilities                 (204,517)      (401,535)        535,514
                                                --------------- -------------- ---------------
        Net Cash Used in Operating Activities       (4,024,575)    (4,541,755)    (14,236,862)
                                                --------------- -------------- ---------------
CASH FLOWS USED IN INVESTING ACTIVITIES:

  Sale of assets                                         4,790             -            4,790
  Capital Expenditures                                (144,569)       (66,066)       (375,747)
                                                --------------- -------------- ---------------
        Net Cash Used in Investing Activities         (139,779)       (66,066)       (370,957)
                                                --------------- -------------- ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Common stock issued for cash                       3,175,540      2,906,236      10,025,302
  Advances from stockholders                           904,164      1,416,574       2,320,738
  Proceeds from notes payable and accrued
    interest                                           292,971        409,292       3,213,132
  Legal fees and interest added to note                258,146        238,453         496,599
  Payment of debt issuance costs                            -              -         (133,600)
  Payment of notes and convertible debentures         (559,369)      (326,522)     (1,177,190)
                                                --------------- -------------- ---------------
      Net Cash Provided by Financing Activities      4,071,452      4,644,033      14,744,981
                                                --------------- -------------- ---------------




          The accompanying notes are an integral part of
             these consolidated financial statements.
                               F-11

                COMPUTERIZED THERMAL IMAGING, INC.
                  (A Development Stage Company)
        Consolidated Statement of Cash Flows (Continued)



                                                                                   From
                                                                               Inception on
                                                          Years Ended            June 10,
                                                             June 30,          1987 through,
                                                   1999              1998       June 30, 1999
                                                --------------- -------------- ---------------
NET INCREASE (DECREASE) IN CASH                        (92,902)        36,212         137,162

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD          230,064        193,852              -
                                                --------------- -------------- ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $      137,162  $     230,064  $      137,162
                                                =============== ============== ===============

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:

    Interest                                    $           -   $          -   $           -
    Income taxes                                $           -   $          -   $           -


SUPPLEMENTAL SCHEDULE FOR NON-CASH
 FINANCING AND INVESTING ACTIVITIES

   Common stock issued for advances
    from shareholders                           $    2,320,738  $              $    2,320,738
   Common stock issued for notes payable,
     accrued discount & interest                $    1,244,638  $     980,355  $    2,224,953
   Common stock issued for convertible
     subordinated debentures                    $           -   $     640,660  $      640,660
   Common stock returned to equity,
     recission offer declined                   $      306,873  $     306,873  $          -
   Common stock issued for liabilities          $       50,000  $          -   $       50,000





                The accompanying notes are an integral part of
                    these consolidated financial statements.

                COMPUTERIZED THERMAL IMAGING, INC.
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                          June 30, 1999



Note 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Computerized Thermal Imaging, Inc. (the "Company") is a Nevada Corporation, involved in the development of a thermal imaging system for applications in the health care industry. The Company's system is based upon computer interpretation of thermal photography using proprietary software developed by the Company. The Company was originally incorporated as Business Helpers, Inc. on June 10, 1987 and subsequently adopted name changes to DTI Dorex, Ltd. and, finally, to Computerized Thermal Imaging, Inc. The Company is considered a development stage enterprise because it has not yet generated significant revenues from sale of its products. Since its inception, the Company has devoted substantially all of its efforts in three areas: 1) the development and improvement of a system for commercial application of thermal imaging technology in the medical industry; 2) the development of markets for thermal imaging technology; and 3) the search for sources of capital to fund its efforts. Following is a summary of the Company's significant accounting policies:

   a.   Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary, Computerized Thermal Imaging Company ("CTICO"), formerly known as Thermal Medical Imaging, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

   b.   Significant Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from estimates making it reasonably possible that a change in the estimates could occur in the near terms.

   c.   Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

                COMPUTERIZED THERMAL IMAGING, INC.
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                          June 30, 1999

Note 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

   d.   Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from five to seven years. Expenditures for major renewals and betterments that extend the original estimated economic useful lives of the applicable assets are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in operations.

   e.   Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end. The Company has provided a valuation allowance to reduce its potential deferred tax assets to their net realizable value.

   f.    Research and Development Expenses

   Research and development costs are expensed as incurred. These costs consist of direct and indirect costs associated with the development of its software and hardware associated with its thermal imaging systems.

   g.   Stock-Based Compensation

   Stock-based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", rather than applying the fair value method prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation".

  h.   Basic Loss Per Share

   Basic loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Common equivalent shares from common stock options and warrants are excluded from the computation as their effect would dilute the loss per share for all periods presented.

   i.  Reclassification

   Certain amounts for the years ended June 30, 1998 have been reclassified to conform with the presentation of the June 30, 1999 amounts. The reclassifications have no effect on net income for the year ended June 30, 1999.

                COMPUTERIZED THERMAL IMAGING, INC.
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                          June 30, 1999


NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 1999  consists of the following:

                                          1999         Life
                                       ----------    ---------
    Office furniture, fixtures and
     equipment                          $ 379,613    5-7 years
    Less accumulated depreciation        (140,970)
                                        ---------
                                        $ 238,643
                                        =========

   Depreciation expense during the years ended June 30, 1999 and 1998 was $50,393 and $ 32,344, respectively.

NOTE 3 - STOCKHOLDERS EQUITY

        Preferred Shares

     The Company has one class of preferred shares authorized pursuant to an amendment to its Articles of Incorporation in April of 1992 with the power to designate the rights and preferences of the Preferred Shares or any class or series within the preferred shares vested in Board of Directors. The Board of Director has the authority without further stockholder action, to issue up to 3,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any series or designation of such series. The Company has no preferred shares outstanding as of its fiscal year ended June 30, 1999.

       Subscription Receivable

     The Company treated as compensation the subscription note receivable in the amount of $525,000 to Manhattan Financial Group ("MFG") in the fiscal year end June 30, 1999. The subscription receivable had originally been issued in exchange for a note from MFG in the amount of $525,000 for 525,000 shares of the Company's common stock sold during the year ended June 30, 1996.

                COMPUTERIZED THERMAL IMAGING, INC.
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                          June 30, 1999


NOTE 4 - INCOME TAX

The composition of deferred tax assets and the related tax effects at June 30, 1999 are as follows:

    Benefit from carryforward of net
      operating losses                                 $ 5,300,000

    Less valuation allowance                            (5,300,000)
                                                        ----------
      Net deferred tax asset                            $     -
                                                        ==========


The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:

                                            1999                       1998
                                    --------------------------   -------------------------
                                                   Percentage                  Percentage
                                                   of Pre-Tax                  of Pre-Tax
                                       Amount      Loss          Amount        Loss
                                    ------------   -----------   ------------  -----------
     Benefit for income tax at
       federal statutory rate       $ 1,500,000        34.0%     $ 2,020,000        34.0%
     Non-deductible expenses           ( 25,000)       (1.7%)       (446,000)       (7.5%)
     Increase in valuation
       allowance                     (1,475,000)      (32.3%)     (1,574,000)      (26.5%)
                                    ------------   -----------   ------------   -----------

       Total                        $     -               0  %   $      -             0 %
                                    ============   ===========   ============   ===========


The non-deductible expenses shown above related primarily to the issuance of common stock for services using different valuation methods for financial and tax reporting purposes.

At June 30, 1999, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $14,600,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years between 2002 and 2014 and could be subject to severe limitations if significant ownership changes occur in the Company.

                COMPUTERIZED THERMAL IMAGING, INC.
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                          June 30, 1999

NOTE 5. STOCK WARRANTS AND OPTIONS

     Warrants

     During 1999, as an inducement to exercise certain warrants (the underlying shares of which were registered in the Company's Prospectus) the Company issued an aggregate of 264,166 warrants to three parties. The parties were the beneficial owners of certain of those warrants discussed in the Company's Prospectus and in the record name of Ambient Capital. The Company received $188,200 net of a $2,000 fee, from the exercise of the warrants, and issued 264,166 common shares in connection with the exercise. The same number of new warrants were issued to the three parties in denominations of 104,066 warrants, 150,000 warrants and 10,000 warrants. Each warrant is convertible into one common share of the Company's common stock at an exercise price of $1.19 per share and must be exercised on nor before February 1, 2002.

    During the year ended June 30, 1998, the Company, in order to attract additional investment, revised the terms and increased the number of shares covered by warrants issued in connection with a 1996 Regulation D offering of the Company's common stock. The revised warrants include a 50 percent increase in shares (from 2,199,500 to 3,299,250), a reduction in the exercise price (from $5.00 to $2.50 per share) and an extension of the expiration date to December 31, 1999.

    During the year ended June 30, 1998, the Company also issued 83,333 shares of its common stock and issued warrants for an additional 416,655 shares at $0.72 per share to a consulting firm that provides public relations and certain other advisory services. In connection with this transaction, the Company recognized consulting expense of approximately $200,000.

    A summary of warrant activity over the last two years is as follow:

                                           Number of
                                           Shares       Exercise Price
                                           ----------  -----------------
Balance at June 30, 1997                   2,349,500    $1.50 - $5.00

  Warrants issued in connection with
   a consulting agreement                    416,665    $        0.72
  Warrants reissued to participants
    in 1996 Regulation D offering          3,299,250    $        2.50
  Warrants canceled for reissuance        (2,199,500)   $        5.00
                                          ------------
Balance at June 30, 1998                   3,865,515    $0.72 - $2.50

  Warrants exercised                       ( 264,166)   $        0.72
  New warrants issued to three parties       264,166    $        1.19
                                          ------------

Balance at June 30, 1999                   3,865,515    $0.72 - $2.50
                                          ============

                COMPUTERIZED THERMAL IMAGING, INC.
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                          June 30, 1999


NOTE 5. STOCK WARRANTS AND OPTIONS (Continued)

      Options

     Periodically the Company issues incentive stock options to employees, officers and directors as well as outside consultants to promote the success of the Company and enhance its ability to attract and retain the services of qualified persons. The issuance of such options are approved by the Board of Directors. Options are usually granted under the Company's 1997 Employees Restricted Stock and Stock Option Plan (the "Plan").

     On May 24, 1999 the Company granted an option to purchase 100,000 shares of the Company's common stock to one non-executive employee under its Plan. The options vest at one-third each starting from the first anniversary date of employee at an exercise price of $0.76 per share and will expire five year from the grant date.

     The Company considers two options grants forfeited: one to a consultant for 275,000 shares due to termination of the consulting agreement in November of 1998, and an option to purchase 500,000 commons shares granted to one executive of the Company which were forfeited upon termination of his employment contract.

     The Company has granted the following stock options in the last three years:

                                         Number of Shares
                                  ---------------------------------------
                                  Employee      Non-Employee    Total      Exercise Price
                                  ------------  ------------ ------------  --------------
Options outstanding -July 1, 1996    2,500,000             -    2,500,000    $       1.25

  Options granted                      500,000             -      500,000    $       0.97
                                   ------------  ------------ ------------
Options outstanding -July 1, 1997    3,000,000             -    3,000,000    $.97 -  1.25

  Options granted                    2,250,000     2,275,000    4,525,000    $0.60-  0.75
                                   ------------  ------------ ------------
Options outstanding -July 1, 1998    5,250,000     2,275,000    7,525,000    $0.60 - 1.25

  Options granted                      100,000             -      100,000    $       0.76

  Options forfeited during 1999
                                     (500,000)     (275,000)    (775,000)    $0.75 - 1.25
                                  ------------  ------------ ------------
Balance at June 30, 1999             4,850,000     2,000,000    6,850,000    $0.60 - 1.25
                                  ============ ============= ============


                COMPUTERIZED THERMAL IMAGING, INC.
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                          June 30, 1999

NOTE 5. STOCK WARRANTS AND OPTIONS (Continued)




   Following is a summary of outstanding options at June 30, 1999

    Number of Shares       Vested       Expiration Date    Exercise Price
  --------------------   ----------     ---------------    ---------------
      1,250,000            625,000        August, 2001     $       0.70
        500,000            333,333        April, 2002      $       0.97
      1,000,000            500,000        September, 2002  $       0.75
      2,000,000          2,000,000        November, 2002   $       0.60
      2,000,000          2,000,000        June, 2005       $       1.25
        100,000                  0        May 24, 2004     $        .76
  -------------------    ---------
      6,850,000          5,358,333
  ===================    =========

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation', requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options is greater than or equals the market price of the underlying stock on the date of grant, no compensation expense has been recognized.

Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998: risk-free interest rate of 4.5%; no dividend yield; weighted average volatility factor of the expected market price of the Company's common stock of 0.70 and a weighted-average expected life of the options of 3 years.

                COMPUTERIZED THERMAL IMAGING, INC.
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                          June 30, 1999

NOTE 5. STOCK WARRANTS AND OPTIONS (Continued)


The Black-Scholes option valuation model was developed for use in estimating fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of proforma disclosures, the estimated fair value of the options is included in expense at the date of issuance because the options may be fully exercised at that date. The Company's proforma information follows:

                                             1999          1998
                                         ------------   ------------
     Net loss available to common
       stockholders                      $ (4,500,841)   $(5,943,885)
     Proforma net loss available to
       common stockholders               $ (4,538,841)   $(6,967,195)
     Proforma basic and dilutive
        loss per share                   $      (0.08)   $     (0.17)

NOTE 6. RELATED PARTY TRANSACTIONS

Since its inception, the Company has been dependent upon certain individuals, officers/ stockholders and the related corporations under their control (collectively referred to as the "Affiliates") to provide capital, management services, assistance in finding new sources for debt and equity financing and guidance in the development of the Company's thermal imaging system. The Affiliates have generally provided services and incurred expenses on behalf of the Company in exchange for shares of the Company's common stock. However, in certain instances in years prior to 1996, one such Affiliate deposited directly to its account, cash collected on behalf of the Company. Such cash was raised through issuance of notes payable and common stock of the Company for which a complete accounting for the proceeds was not made by the Affiliate. In this circumstance the difference has been charged to compensation expense and reflected as operating, general and administrative expenses in the accompanying financial statements. Following is an analysis of transactions involving the Affiliates during the years ended June 30, 1999 and 1998:

                  COMPUTERIZED THERMAL IMAGING, INC.
                     (A Development Stage Company)
              Notes to Consolidated Financial Statements
                             June 30, 1999

NOTE 6. RELATED PARTY TRANSACTIONS (Continued)



                                  Affiliate 1               Affiliate 2              Affiliate 3
                                Shares        Amount       Shares      Amount     Shares     Amount
                              ----------- ------------- ------------ ----------- ---------- -------------
Year ended June 30, 1999
-------------------------

 Balance of debt and cash
 advances at June 30, 1998             -  $  1,192,854            -  $  223,720          -  $   354,167

 Funding for the Company
  included in notes payable            -             -            -           -          -      347,750

 Non-interest bearing advances
  to the Company to fund current
  operations, uncollateralized         -     1,080,582            -     122,094   2,140,164  (1,244,638)

 Payments via stock and cash
 cash of $62,300                4,514,507   (2,273,436)     440,851    (345,814)         -           -

 Interest accrued and accretion
 of discount on notes payable          -             -            -           -          -      542,721
                              ----------- ------------- ------------ ----------- ---------- ------------
Total balance of debt and cash
 advances at  June 30, 1999     4,514,507 $          -      440,861  $        -   2,140,164 $        -
                              =========== ============  ============ =========== ========== ============

                                  F-21

                   COMPUTERIZED THERMAL IMAGING, INC.
                      (A Development Stage Company)
               Notes to Consolidated Financial Statements
                              June 30, 1999

NOTE 6. RELATED PARTY TRANSACTIONS (Continued)




                                  Affiliate 1               Affiliate 2              Affiliate 3
                                Shares        Amount       Shares      Amount     Shares     Amount
                              ----------- ------------- ------------ ----------- ---------- -------------
Year Ended June 30, 1998
------------------------

 Warrants issued -compensation         -  $          -            -  $        -          -  $   740,000

 Shares of the Company's common
  stock issued as compensation
  at a price of $0.76 per share        -             -            -           -     100,000      76,000

 Cash investment in Company    5,463,477  $  1,827,130      666,666  $  250,000   2,746,275 $   689,106
                              ----------- ------------- ------------ ----------- ---------- ------------
  Total investment by
   Affiliates - 1998           5,463,477  $  1,827,130      666,666  $  250,000   2,846,275 $ 1,505,106
                             ============ ============ ============ =========== =========== ===========

 Funding for the Company
  included in notes payable            -  $          -            -  $       -           -  $   354,167

 Non-interest bearing advances
 to the Company  to fund current
 operations-  uncollateralized         -     1,192,854            -     223,720          -            -
                              ----------- ------------- ------------ ----------- ---------- ------------
Total debt to affiliates 1998          -  $  1,192,854            -  $  223,720          -  $   354,167
                              =========== ============= ============ =========== ========== ===========

 Interest expense recognized
  on note payable                     -  $          -            -  $       -           -   $   104,167
                              ----------- ------------- ------------ ----------- ---------- ------------
  Total interest expense
   to affiliates - 1998               -   $          -            -  $       -           -  $   104,167
                              =========== ============= ============ =========== ========== ============


The Company has been involved in certain stockholder disputes concerning its technology and has generally been successful in settling such disputes primarily through issuances of common stock. Affiliate 1 has agreed to indemnify the Company should additional stockholder disputes regarding the Company's technology arise.

                COMPUTERIZED THERMAL IMAGING, INC.
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                          June 30, 1999

NOTE 7. CONTINGENCIES

    Litigation

    At June 30, 1999 the Company was not involved in any pending or threatened legal dispute which the Company believes would have a material adverse impact on the Company's financial statements.

    Operating Leases

The Company has two existing lease agreements for office space which is accounted for as an operating leases. One of the leases expired in August of 1999 and the Company continues to occupy the space on a month to month basis at a monthly rental fee $1750 per month. The Company intends to enter into a new lease on the premises. At June 30, 1999, the future minimum payments required under the noncancelable operating leases are as follows:

        Year Ended
         June 30,             Portland, OR(1)               Layton, UT
        ----------            ------------                -------------
          2000                $    3,500                   $    37,119
          2001                                                  38,604
          2002                                                  40,148
          2003                                                  17,001
                              -------------                ------------
              Total                3,500                   $   132,872
                              =============                ============


NOTE 8  - GOING CONCERN

Since its inception, as a development stage enterprise, the Company has not generated significant revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. The Company has conserved cash by issuing its common and preferred stock to satisfy obligations, to compensate individuals and vendors and to settle disputes that have arisen. However, during the years ended June 30, 1999 and 1998, the Company incurred net losses of $ 5,025,841 and $5,943,885 respectively, and negative cash flows from operations of $(4,024,575) and $(4,541,755), respectively. These factors along with a $(398,352) negative working capital position at June 30, 1999 raise substantial doubt about the Company's ability to continue as a going concern.

Management plans to take specific steps to address its financial situation as follows:

                COMPUTERIZED THERMAL IMAGING, INC.
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                          June 30, 1999

NOTE 8 - GOING CONCERN (Continued)


       In the near term the Company plans to continue with its funding plans with Beach Boulevard LLC. Beach has provided $2.5 Million to the Company since May of 1999 and pursuant to its Investment Agreement with the Company has agreed to provide up to $7 Million in funding. The Company will also seek additional private sales of debt and common stock to qualified investors to fund its current operations.

     In the long-term, the Company believes that cash flows from commercialization of its thermal imaging systems will provide the resources for continued operations.

     There can be no assurance that the Company's planned private sales of debt and equity securities or its planned public registration of common stock will be successful or that the Company will have the ability to commercialize its thermal imaging systems and ultimately attain profitability. The Company's long-term viability as a going concern is dependent upon three key factors, as follows:

    The Company's ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the commercialization of its thermal imaging system.

     The ability of the Company to obtain positive test results of its thermal imaging system in clinical trials currently in progress.

     The ability of the Company to ultimately achieve adequate profitability and cash flows to sustain its operations.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the preceding two years the Company has had no changes in or disagreements with accountants on accounting and financial disclosure other than its termination of its principal auditor, Ham Langton & Brasenia, LLP on August 17, 1999 with the engagement of Jones, Jensen & Company LLC on that same date as reported on Form 8-K filed with the Securities and Exchange Commission on August 23, 1999, and amended on August 25, 1999. The Company's Form 8-K and 8-K/A are hereby incorporated by reference.

 _______________________________________________________________

                             PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

          Set forth below are the directors and executive officers of the Company, together with their ages as of the date of this Report.

Name                         Age    Position                        Since
_________________________   ____   _____________________________   ___________
David B. Johnston (1).....   56     Chairman of the Board & Chief  August 1987
                                    Executive Officer

David A. Packer...........   48     President and Treasurer         N/A

Richard V. Secord.........   64     Chief Operating Officer,       Feb. 1996
                                    Secretary and Director
Brent M. Pratley, M.D.
(1)(2)....................   62     Director                       June 1994

Milton R. Geilmann
(1)(2)....................   62     Director                       Jan. 1998

Harry C. Aderholt (2)....    79     Director                       Jan. 1998
___________________________________________________
(1)  Member of the Audit Committee.
(2)  Member of the Compensation Committee.

          The Company may employ such additional management personnel as the Board of Directors deems necessary. The Company has entered into an agreement with one individual to serve in the position of Vice-President of Engineering. The Company does not consider such position to be an "executive" position and intends to establish other such positions as needed. The Company has not identified or reached an agreement or understanding with any other individuals to serve in such management positions, either executive or non-executive, but does not anticipate any difficulty in employing qualified personnel.

Biographical Information
-------------------------

          A description of the business experience during the past several years for each of the directors and executive officers of the Company is set forth below.

          David B. Johnston has served as Chairman of the Board of the Company since August 1987 and Chief Executive Officer, effective July 1, 1997. He currently serves as an officer and/or director of CTICO and of Thermal Imaging, Inc. (herein sometimes referred to as "TII"), affiliates of the Company. From 1984 through 1989, Mr. Johnston was President of Funding Selection, Inc., an Oregon investment banking and mergers and acquisitions firm. Prior to that, Mr. Johnston was Chairman of Grace Capital, Ltd. in Oregon, a specialized medical and computer high technology private placement firm. Mr. Johnston received a Bachelor of Science degree in Business Administration from Brigham Young University and a graduate degree in banking and corporate finance from the University of Southern California.

          David A. Packer was elected President of the Company in April 1997. Effective July 1, 1997, he was also elected to be Treasurer of the Company. In December 1998, Mr. Packer was appointed to serve as President and Chief Operating Officer of CTICO, an 80 percent owned Subsidiary of the Company. Before joining the Company Mr. Packer served as a senior manager for TRW's engineering office in Ogden, Utah from 1976 until 1997. Mr. Packer received a Bachelor of Science degree in Electronics from Brigham Young University in 1975.

          Richard V. Secord (Major General, United States Air Force, Retired) was elected Chief Operating Officer of the Company in June 1995 and currently serves in that same position for TriSun/CTI Asia, Ltd., an affiliate of the Company. He was elected as a director of the Company effective February 1996 and has served as Vice Chairman and Secretary of the Company since July 1, 1997. General Secord previously served as President of the Company from February 1996 to April 1997. He is also Chief Executive Officer and a director of CTICO. General Secord was instrumental in securing the Company's contracts in Thailand and with the Chinese government through TriSun/CTI Asia, Ltd., a joint venture between the Company and TriSun Medical America, Inc., which was formed at the direction of the PRC Ministry of Public Health to effect the Golden Health Care Plan for the People's Republic of China. General Secord was awarded The Order of the White Elephant, one of the highest decorations that can be awarded a non- Thai military officer, for his distinguished valor and service in assisting the Thai military. General Secord served in many positions while performing military service. He was the first military officer to be appointed Deputy Assistant Secretary of Defense (Near East, Africa and South Asia). General Secord received a Bachelor of Science degree from the United States Military Academy. He is also a graduate of the United States Air Force Command and Staff College, and the United States Naval War College. In addition, he holds a Masters degree in International Affairs from George Washington University.

          Brent M. Pratley, M.D. was elected as a director of the Company in June 1994 and served as the Secretary of the Company from June 1994 to September 1997. Dr. Pratley is currently licensed to practice medicine in Utah and California, and since 1978 has been in private practice in General Orthopedics and Sports Medicine at Utah Valley Regional Medical Center located in Provo, Utah, as well as in Los Angeles, California. Dr. Pratley received his Doctor of Medicine degree in Orthopedic Surgery in 1968 from the College of Medicine at the University of California, Irvine, California.

          Milton R. Geilmann was elected as a director of the Company in January 1998. Mr. Geilmann has been associated with the medical field for over 32 years. From 1985 to 1993, he worked at E. R. Squibb and Sons, where he held many positions, including Nuclear Consultant for Diagnostic Medicine. Mr. Geilmann received a Masters of Science degree in Pharmacology in 1957 from State University of New York.

          Harry C. Aderholt (Brigadier General, United States Air Force, Retired) was elected as a director of the Company in January 1998. General Aderholt served in Southeast Asia, particularly Thailand, for many years both in and out of the U.S. Air Force. Since his retirement from military service in 1976, General Aderholt has engaged in various private business ventures, including serving as Vice President of Air Siam in Bangkok, Thailand.

          Directors of the Company are elected by the stockholders at each annual meeting and serve until the next annual meeting of stockholders or until their successors are duly elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed or their earlier resignation or removal from office. The Company does not have an Executive Committee. However, the Company does have an Audit Committee and a Compensation Committee which were created in January 1998. The Audit Committee reviews and reports to the Board of Directors on the financial results of the Company's operations and the results of the audit services provided by the Company's independent accountants, including the fees and costs for such services. The Compensation Committee reviews compensation paid to management, including administration of the Company's 1997 Stock Option and Restricted Stock Plan, and recommends to the Board of Directors appropriate executive compensation. There is no family relationship between or among any of the directors and executive officers of the Company, except for the relationship between Mr. Johnston and Mr. Packer, who are cousins by marriage.

Involvement in Other Public Companies
-------------------------------------

     None of the Company's officers or directors are involved with any other public company deemed to be a "reporting company."

Involvement in Certain Legal Proceedings
----------------------------------------

     Except as indicated below and or hereinbefore, to the knowledge of Management, during the past five years, no present director, executive officer, or person nominated to become a director or executive officer of the
Company:

           (1) Filed a petition under federal bankruptcy laws or any state insolvency law, now had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

           (2) Was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

           (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his involvement in any type of business, securities or banking activities;

           (4) Was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended , or vacated.

Compliance with Section 16(a) of the Exchange Act

       The Company has not received any copies for review of Form 3, 4 or 5 or other written representation from any of its officers and directors. The following individuals are considered reporting persons during the last fiscal year (officer, director, 10% shareholder), all of whom have failed to file on a timely basis:

      David B Johnston, Chairman of the Board, Chief Executive Officer Milton R. Geilmann, Director
      Brent M. Pratley, M.D., Director
      David A. Packer, President and Treasurer, Chief Financial Officer Harry C. Aderholt, Director
      Richard Secord, Director, Chief Operating Officer and Secretary

      None of the above individuals filed their Form 3 Initial Statement of Beneficial Ownership on Form 3 due on the effective date of the Company's registration statement. The Company filed a short form registration statement on Form 8A on January 8, 1999 (which was the effective date of its Prospectus, making it effective within 60 days thereafter or March 5, 1999. None of these individual filed a Form 5 Annual Statement of Beneficial Ownership of Securities (due on or about the 45th day after the end of the Company's fiscal year or August 14, 1999 nor did they file a written representation that no Form 5 was required. Except for Mr. Johnston and General Secord, none of the foregoing individuals has had any change in security ownership since the initial filing on Form 3 was due, to the best knowledge and belief of the Company. Both General Secord and Mr. Johnston would have been required to file a Form 4 Statement of Changes in Beneficial Ownership during the past fiscal year due to a change in ownership position: Mr. Johnston for the acquisition of shares in the record name of TII in repayment of advances made to the Company, and General Secord for the acquisition of shares from TII in a private transaction.

ITEM 10:  EXECUTIVE COMPENSATION

     During the fiscal year ended June 30, 1999, Mr. Packer, and General Secord were each paid salaries in excess of $100,000. Mr. Dodd, a former President and CEO of CTICO, received a salary in excess of $100,000 in prior years. Mr. Johnston, the Company's Chief Executive Officer has not been paid a cash salary over the past three years but instead has been deemed compensated in the form of periodic issuance of restricted common shares to TII, (an affiliate of Mr. Johnston's. See Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. The periodic issuance of restricted shares of the Common Stock to TII are in settlement of both services provided to and expenses incurred on behalf of the Company by Mr. Johnston, and mostly took place during 1997.

          All corporate decisions regarding employee compensation and stock option awards during the last three year period have been approved by the Board of Directors. In January 1998, the Board of Directors created a Compensation Committee composed of Dr. Pratley, Mr. Geilmann and General Aderholt, all non-employee directors. The committee will assume responsibility for reviewing all executive compensation matters and administering the Company's 1997 Stock Option and Restricted Stock Plan.

                                       Summary Compensation Table

                                                     Annual Compensation               Long-Term Compensation
                                         _________________________________________________________________________

                                                                                          Awards         Payouts
                                                                              -------------------------- --------
                                                                                            Securities            All
                                                              Other                         Underlying            Other
    Name and Principal         Fiscal                         Annual Compen-  Restricted    Options and  LTIP($)  Compen-
         Position               Year     Salary($)   Bonus($) sation(2)($)    Stock Awards  SAR's(#)(1)  Payouts  sation
------------------------------ --------- ----------- -------- --------------- ------------- ------------ -------- -------
David B. Johnston,              1999        -0-        -0-    $       -0-           -0-            -0-      -0-       -0-
Chairman of the Board, and      1998        -0-        -0-    $       -0-           -0-       1,000,000     -0-       -0-
Chief Executive Officer (3)     1997        -0-        -0-    $     152,498         -0-            -0-      -0-       -0-

Richard V. Secord,              1999     $175,000      -0-            -0-           -0-            -0-      -0-       -0-
Secretary, Director,            1998     $175,000      -0-            -0-           -0-       1,250,000     -0-       -0-
Chief Operating Officer (4)     1997     $204,486      -0-            -0-           -0-            -0-      -0-       -0-
CEO of CTICO

Kenneth M. Dodd,                1999     $ 95,835      -0-            -0-           -0-            -0-      -0-       -0-
Former President of CTICO(5)    1998     $200,004      -0-            -0-           -0-            -0-      -0-       -0-
Former VP of the Company        1997     $156,667      -0-            -0-           -0-            -0-      -0-       -0-

David A. Packer,                1999     $135,000      -0-            -0-           -0-            -0-      -0-       -0-
  President, Treasurer, CFO(6)  1998     $135,000      -0-            -0-           -0-            -0-      -0-       -0-
  President of CTICO            1997     $ 31,657      -0-            -0-           -0-         500,000     -0-       -0-
-------------------------------------------------------------------------------------------------------------

(1)  None of the options granted to employees have been exercised. Of Mr.
     Johnston's options on 1,000,000 shares, 750,000 shares are vested as of the date hereof. Of General Secord's options on 3,250,000 shares
     (2,000,000 of which were granted in 1996), only 2,937,500 shares are vested as of the date hereof. Of the 500,000 option shares granted to Mr. Packer, 333,333 shares are vested as of the date hereof.
     Mr. Dodd's options on 500,000 shares, granted in 1996, are considered forfeited when he terminated employment.

(2)  Certain of the officers of the Company routinely receive other benefits from the Company, including travel reimbursement, the amounts of which are customary in the industry. The Company has concluded, after reasonable inquiry, that the aggregate amounts of such benefits during the last three completed fiscal years, which cannot be precisely ascertained, did not exceed the lesser of $50,000 or 10 percent of the total compensation reported for the named executive officers excepting Mr. Johnston who has foregone annual monetary compensation in favor of the issuance of restricted shares of the Common Stock. Included in "Other Annual Compensation"
     for Mr. Johnston are reimbursements of travel expenses for himself and other executives of the Company which were paid by TII.  Mr. Johnston also has the use of a Company vehicle. Based on available information,
     General Secord's Other Annual Compensation, which is comprised of reimbursed travel and a $500 per month car allowance, did not exceed 10 percent of annual compensation during the periods discussed, nor did Mr.
     Packer's who also receives a monthly $500 car allowance and reimbursed travel.

(3) Mr. Johnston has generally served the Company without a salary or other cash compensation. Through a corporation, Thermal Imaging, Inc.("TII")
     Mr. Johnston has advanced over $4,800,000 in the form of cash or payments of Company related expenses. The compensation reflected in 1997 is the difference between stock payments and cash advanced for expenses paid in 1997. The Company has repaid the $4,177,839 in advances from TII via the issuance of 9,073,895 restricted shares over the prior three years.
     Mr. Johnston is the beneficial owner of 13,992,271 shares of the Common Stock of the Company as of September 16, 1999 (including shares of the Common Stock held in the names of Thermal Imaging, Inc.(excluding shares underlying options). The aggregate value of all Common
     Stock beneficially held by Mr. Johnston, pursuant to Section 13d-3 of the


     Exchange Act, as of September 16, 1999, based upon the closing market price of the Company's unrestricted shares of the Common Stock as of Sept. 16, 1999 was approximately $13,117,754.

(4)  General Secord served as President of the Company from February 1996 to
     April 1997. He was elected Secretary of Company effective July 1, 1997.
     General Secord is the beneficial owner of 150,000 shares of the Company as of September 16, 1999, valued at approximately $150,000 at that date.

(5) Mr. Dodd resigned from his position of Executive Vice President of the Company in March 1998, and from his position as President and Chief
     Executive Officer of CTICO in December 1998. While employed by the
     Company Mr. Dodd also received stock in CTICO totaling approximately 7.5 percent of the outstanding CTICO shares. The value of the CTICO shares on the date of issue was insignificant, and, therefore, not reflected as compensation to Mr. Dodd.

(6) Mr. Packer was elected President of the Company in April 1997 and Treasurer of the Company effective July 1, 1997. He became President and COO of CTICO in December of 1998; he received no additional salary in such capacity.


Employment Contracts
---------------------

          DAVID B. JOHNSTON, the Chief Executive Officer of the Company, and the Company entered into an Employment Agreement dated October 29, 1997, but effective September 18, 1997. The term of the agreement is for three years, automatically renewable for additional periods of one year thereafter unless terminated upon the giving of notice at least 14 days prior to the annual renewal date. The agreement calls for no mandatory annual cash compensation, but does provide for compensation in the form of non-statutory stock options covering 1,000,000 shares of the Common Stock at an exercise price of $0.75 per share. Twenty-five percent of the options vested upon the execution of the agreement, and 25 percent of the remaining options vest on each anniversary date of the agreement. The options granted to Mr. Johnston must be exercised within five years from the date of grant. To the extent applicable, the options granted to Mr. Johnston are subject to the Company's 1997 Stock Option and Restricted Stock Plan. At the cost to the Company, Mr. Johnston has "piggyback" registration rights with respect to the shares of the Common Stock derived from the exercise of the options. As of the date of this Report none of the options granted to Mr. Johnston under the agreement have been exercised. The agreement subjects Mr. Johnston to a two year non-compete restriction, the obligation not to induce any employee of the Company to leave his employment with the Company during the term of the agreement or for two years after the termination thereof, and the duty not to reveal any confidential information about the business of the Company.

          DAVID A. PACKER, the President of the Company, and the Company entered into an Employment Agreement dated April 30, 1997. The term of the agreement is for three years and calls for compensation of $135,000 per year, plus non-statutory stock options covering 500,000 shares of the Common Stock at an exercise price of $0.97 per share. One-third of the options vest on each anniversary date of the agreement. The options granted to Mr. Packer must be exercised within five years from the date of the agreement. If the agreement is terminated for "cause" as defined in the agreement, or Mr. Packer voluntarily terminates the agreement, all of the options granted to Mr. Packer thereunder, and which have not been exercised, shall be forfeited. At the cost of the Company, Mr. Packer has "piggyback" registration rights with respect to the shares of the Common Stock derived from the exercise of the options. The agreement subjects Mr. Packer to a two year non-compete restriction, the obligation to give the Company the right to take advantage of any business opportunity, and the duty not to reveal any confidential information about the business of the Company.

        In December 1998, Mr. Packer was appointed to serve as President and Chief Operating Officer of CTICO Mr. Packer does not receive any additional compensation for the services provided to CTICO .

          RICHARD V. SECORD, the Chief Operating Officer of the Company, and the Company entered into an original Employment Agreement dated June 12, 1995, which was superseded by a new agreement dated September 18, 1997. The term of the new agreement is for three years and calls for compensation of $175,000 per year. In addition to the cash compensation, the agreement ratifies an original grant to General Secord of non-statutory stock options covering 2,000,000 shares of the Common Stock at an exercise price of $1.25 per share, 50 percent of which vested on June 12, 1996 and 50 percent of which vested on June 12, 1998. The options granted pursuant to the original agreement must be exercised within ten years from the date of grant. In addition, General Secord was granted additional non-statutory options covering 1,250,000 shares of the Common Stock at an exercise price of $0.70 per share. Twenty-five percent of these additional options vested on September 18, 1997, and 25 percent of the remaining options vest on each anniversary date of the agreement (September
18). These options must be exercised within five years from the date of grant. To the extent applicable, the additional options granted to General Secord are subject to the Company's 1997 Stock Option and Restricted Stock Plan. At the cost of the Company, General Secord has "piggyback" registration rights with respect to the shares of the Common Stock derived from the exercise of the options. As of the date of this report none of the options granted to General Secord under the agreement have been exercised . The agreement subjects General Secord to a two year non-compete restriction, the obligation not to induce any employee of the Company to leave his employment with the Company during the term of the agreement or for two years after the termination thereof, and the duty not to reveal any confidential information about the business of the Company.

          In December 1998, General Secord was appointed to serve as Chief Executive Officer of CTICO. General Secord does not receive any additional compensation for the services provided to CTICO .

          KENNETH M. DODD, former President of CTICO, an 80 percent owned subsidiary of the Company, executed an Employment Agreement with the Company on October 11, 1995. The term of the agreement was for three years and called for compensation of $150,000 per year, plus non-statutory stock options covering 500,000 shares of the Common Stock at an exercise price of $1.25 per share. One-half of the options vested on June 1,1996, 125,000 options vested on June 2, 1997, and the remaining 125,000 options vested on October 11, 1998. The options granted to Mr. Dodd must be exercised within 10 years from the date of the agreement. If the agreement is terminated for "cause" as defined in the agreement, or Mr. Dodd voluntarily terminates the agreement without the consent of the Company, all of the options granted to Mr. Dodd thereunder, and which have not been exercised, shall be forfeited. At the cost of the Company, Mr. Dodd has `piggyback" registration rights with respect to the shares of the Common Stock derived from the exercise of the options. As of the date of this Report, none of the options granted to Mr. Dodd under the agreement have been exercised. The agreement subjects Mr. Dodd to a two year non-compete restriction, the obligation to give the Company the right to take advantage of any business opportunity, and the duty not to reveal any confidential information about the business of the Company. As part of the consideration for the agreement, Mr. Dodd was appointed the Chief Executive Officer of CTICO and received 2,830,959 shares of the common stock of CTICO (approximately 7.6 percent of its issued and outstanding common stock).

          Mr. Dodd resigned from his positions as Executive Vice President of the Company and President, Chief Executive Officer, and Director of CTICO in March 1998 and December 1998, respectively. It is the Company's position that Mr. Dodd forfeited his options when his employment with the CTICO terminated in December of 1998

         NON-EXECUTIVE EMPLOYMENT CONTRACT - LYNN SATTERTHWAITE -The Company has also entered into an Employment Agreement with Mr. Lynn Satterthwaite as a Vice President of Engineering on May 24 of this year. Mr. Saitterthwaite is not considered an executive officer of the Company. Under the terms of his employment agreement, Mr. Satterthwaite is employed for an annual compensation of $110,000. He was also granted options on 100,000 shares of the Company at an exercise price of $0.76 with options vesting in groups of one-third starting on his anniversary date of employment with the Company. The options expire five years from the date of grant. As part of his employment agreement, he received registration rights on his options. The term of the employment agreement is three years. (See Exhibit 10(iii) attached hereto and incorporated herein)

Director Compensation
---------------------

          By appropriate resolution of the Board of Directors, directors may be reimbursed or advanced cash for expenses, if any, relating to attendance at meetings of the Board of Directors and may be paid a fixed sum (as determined from time to time by the vote of a majority of the directors then in office) for attendance at each meeting of the Board of Directors or a stated salary as director. No such payment shall preclude any director from serving the Company in any other capacity and receiving compensation therefor. Members of special or standing committees may, by appropriate resolution of the Board of Directors, be allowed similar reimbursement of expenses and compensation for attending committee meetings.

Stock Options and Restricted Stock: Employee Stock Option Plan
--------------------------------------------------------------

          In June 1995, the Board of Directors adopted the Company's 1995 Stock Option Plan, which was never ratified by the stockholders and formally terminated by the Board of Directors on September 18, 1997. On September 18, 1997, the Board of Directors adopted the Company's 1997 Stock Option and Restricted Stock Plan (the "Plan") subject to the approval of the stockholders of the Company. The Plan was formally adopted by the stockholders of the Company on February 6, 1998. The Plan provides for the grant by the Company to employees of the Company of (i) options to purchase shares of the Common Stock, and (ii) shares of the Company's restricted Common Stock (the "Restricted Stock"). The options and the Restricted Stock are hereinafter sometimes collectively referred to as the "Plan Awards". Options granted under the Plan may include non-statutory options that do not meet the requirements of Sections 421 through 424 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as incentive stock options ("ISO") intended to qualify under Section 422 of the Code. An aggregate of 5,125,000 shares of the Common Stock may be issued pursuant to the provisions of the Plan. The Plan shall be administered by the Board of Directors or by a committee of the Board composed solely of two or more non-employee directors (the "Administrator"). The Administrator shall administer the Plan so as to comply at all times with the Exchange Act, including Rule 16b-3 (or any successor rule), and, subject to the Code, shall otherwise have absolute and final authority to interpret the Plan. The Plan shall continue in effect for a term of 10 years unless sooner terminated pursuant to its provisions.

          As mentioned above, the 1995 Stock Option Plan was to be submitted to the stockholders in order to qualify for statutory stock option treatment under the Code, but such submission never occurred. Employees of the Company who were awarded options pursuant or in reference to the 1995 Stock Option Plan have ratified their agreements to reflect that the plan was never submitted to the stockholders for approval but that such options shall incorporate, as contractual terms, the terms and conditions of the 1995 Stock Option Plan.

          Stock Options. Pursuant to the Plan, the term of each option shall be 10 years from the date of grant or such shorter term as may be determined by the Administrator; provided, in the case of an ISO granted to a 10 percent stockholder, the term of such ISO shall be five years from the date of grant or such shorter time as may be determined by the Administrator. Each option granted under the Plan may only be exercised to the extent that the optionee is vested in such option. Except as otherwise provided, all options issued under the Plan shall vest 20 percent each year over a five year period. Notwithstanding the foregoing, the Administrator shall have the discretionary power to establish the vesting periods for any option granted under the Plan, except that in no case may the Administrator permit more than 25 percent of any option to vest before the first anniversary of the earlier of the date of grant or the date on which the optionee began providing services to the Company. The exercise price shall be such price as is determined by the Administrator in its sole discretion; provided, however, the exercise price shall not be less than 100 percent of the Fair Market Value of the shares of the Common Stock subject to such option on the date of grant (or 110 percent in the case of an option granted to an employee who is a 10 percent stockholder on the date of grant). A 10 percent stockholder shall mean a person that owns more than 10 percent of the total combined voting power of all classes of outstanding stock of the Company or any subsidiary, taking into account the attribution rules set forth in Section 424 of the Code. Any shares of the Common Stock issued upon exercise of an option shall be subject to such rights of repurchase and other transfer restrictions as the Administrator may determine in its sole discretion. To the extent that the aggregate Fair Market Value (determined on the date of grant) of the shares with respect to which ISOs are exercisable for the first time by an individual during any calendar year under the Plan, and under all other plans maintained by the Company, exceeds $100,000, such options shall be treated as non-statutory options. "Fair Market Value" shall be the mean between the closing bid and asked prices of the shares of the Common Stock on the date in question (on the principal market in which the shares are traded), or if the shares were not traded on such date, the mean between closing bid and asked prices of the shares on the next preceding trading day during which the shares were traded.

          Restricted Stock. The Administrator shall have the authority to grant shares of the Common Stock to employees that are subject to certain terms, conditions, and restrictions (the "Restricted Stock"). The Restricted Stock may be granted by the Administrator either separately or in combination with options. The terms, conditions and restrictions of the Restricted Stock shall be determined from time to time by the Administrator without limitation, except as otherwise provided in the Plan; provided, however, that each grant of Restricted Stock to an employee shall require the employee to remain an employee of the Company or any of its subsidiaries for at least six months from the date of grant. The Restricted Stock shall be granted to employees for services rendered and at no additional cost to the employee, provided, however, that the value of the services performed must, in the opinion of the Administrator, equal or exceed the par value of the Restricted Stock to be granted to the employee. The terms, conditions, and restrictions of the Restricted Stock shall be determined by the Administrator on the date of grant. No certificates will be issued to an employee with respect to the Restricted Stock until the date the Restricted Stock becomes vested in accordance with the Plan. The Restricted Stock may not be sold, assigned, transferred, redeemed, pledged or otherwise encumbered during the period in which the terms, conditions and restrictions apply (the "Restriction Period"). More than one grant of Restricted Stock may be outstanding at any one time, and the Restriction Periods may be of different lengths. Receipt of the Restricted Stock is conditioned upon satisfactory compliance with the terms, conditions and restrictions of the Plan and those imposed by the Administrator. On the date the Restriction Period terminates, the Restricted Stock shall vest in the employee. If an employee (i) with the consent of the Administrator, ceases to be an employee of, or otherwise ceases to provide services to, the Company or any of its subsidiaries, or (ii) dies or suffers from permanent and total disability, the vesting or forfeiture (including without limitation the terms, conditions and restrictions) of any grant under the Plan shall be determined by the Administrator in its sole discretion, subject to any limitations or terms of the Plan. If the employee ceases to be an employee of, or otherwise ceases to provide services to, the Company or any of its subsidiaries for any other reason, all grants of Restricted Stock under the Plan shall be forfeited (subject to the terms of the Plan).

          As of the date of this report, no shares of the Restricted Stock have been granted under the Plan.

          As of the date of this report, the following options were outstanding under the Plan for executive officers and directors. The following does not include grants of options to employees who are not considered executive officers of which options to purchase 100,000 shares of common stock were granted to one employee during 1999 under the Plan:

                                           OPTION PLAN GRANT TABLE

        Name of Person to
           Whom Options                     Number of Shares            Expiration Date
           Were Granted                     Under Option                of Option               Vesting Date
           -----------                      ------------                ---------               -----------
David B. Johnston,                              250,000                  09/18/02 (1)           09/18/97 (2)
  Chairman of the Board,                        250,000                  09/18/02 (1)           09/18/98 (2)
  Chief Executive Officer,                      250,000                  09/18/02 (1)           09/18/99 (2)
  and Treasurer                                 250,000                  09/18/02 (1)           09/18/00 (2)

Richard V. Secord,                              312,500                  09/18/02 (1)           09/18/97 (2)
  Chief Operating Officer (3)(4)                312,500                  09/18/02 (1)           09/18/98 (2)
                                                312,500                  09/18/02 (1)           09/18/99 (2)
                                                312,500                  09/18/02 (1)           09/18/00 (2)

Kenneth M. Dodd,                                  -0-                        N/A                       N/A
 Former President ent of CTICO (3)(5)

David A. Packer,                                  -0-                        N/A                       N/A
   President and Treasurer (3)(4)


(1) The option may terminate prior to this date. An option will automatically terminate and revert to the Company upon the termination of employment with "cause", as defined in the employee's Employment Agreement. In addition, an option will automatically terminate and revert to the Company if vested as of the date of resignation or termination "without cause", as defined in the employee's Employment Agreement, but not exercised on or before the expiration of 90 days after the termination date of employment.

(2)  Conditioned on the employee's continued employment with the Company.



(3) These employees hold options granted prior to the adoption of the Plan. The options were originally granted pursuant to the terms of the Company's 1995
     Stock Option Plan which was never ratified by the stockholders and formally terminated by the Board of Directors on September 18, 1997. The option granted prior to the Plan were: 2,000,000 to General Secord, 500,000 to Mr. Packer and 500,000 to Mr. Dodd. See above discussions under this ITEM 11.
     EXECUTIVE COMPENSATION, "Employee Stock Options and Restricted Stock:
     Employee Stock Option Plan", and " Employment Contracts". The terms of the employee stock option agreements were amended to ratify and incorporate the terms of the 1995 Stock Option Plan into the respective stock option agreements as contractual provisions. The Company considers Mr. Dodd's options forfeited as of the date of his termination of employment.

(4)  General Secord was President of the Company from February 1996 to April
     1997, and was elected Secretary effective July 1, 1997. Mr. Packer was elected President in April 1997 and Treasurer effective July 1, 1997.

(5) Mr. Dodd resigned as Executive Vice President of the Company in March 1998 and as President, Chief Executive Officer, and director of CTICO in December 1998. The Company considers his options forfeited at the termination of his employment.


     There were no options granted in the last fiscal year to any of the Company's named executive officers or directors. The only option granted was an option to purchase 100,000 shares of common stock of the Company which was granted to one employee.

Option and Grant Tables
------------------------

          Option/Warrant Grants to Executive Personnel
             in Last Fiscal Year Ended June 30, 1999
              --------------------------------------

                                        Number of
                                       Securities          Percent of Total
                                       Underlying          Options/Warrants
                                    Options/Warrants          Granted to          Exercise Price      Expiration
            Name                       Granted (2)         Employees in FY99         Per Share         Date (3)
--------------------------------    ------------------    ---------------------  ------------------   ------------
NA                                         -0-                     0%                NA                 NA

    The following table shows, as to the named executive officers, information concerning aggregate option exercises during the fiscal year ended June 30, 1999 and the option values as of June 30, 1999.

          Aggregated Option and Warrant Exercises in Last Fiscal Year
                    and Year End Option and Warrant Values
             ---------------------------------------

<CAPTION
                                                                      Number of
                                                                     Securities
                                                                     Underlying               Value of Unexercised
                                                                     Unexercised                  In-the-Money
                                                                  Options/Warrants             Options/Warrants at
                             Shares Acquired                      at June 30, 1999                June 30, 1999
          Name                 on Exercise   Value Realized   Exercisable/ Unexercisable     Exercisable/ Unexercisable(1)
-------------------------    --------------  --------------   --------------------------     -----------------------------
David B. Johnston,                -0-             -0-               500,000/500,000                           $0/$0
  Chairman of the Board,
  Chief Executive Officer,
  and Treasurer (2)

Richard V. Secord,                -0-             -0-             2,625,000/625,000                  $ 18,750/$ 18,750
  Chief Operating Officer (3)(4)

David A. Packer,                  -0-             -0-               166,667/333,333                           $0/$0
  President and Treasurer (3)(4)

Kenneth M. Dodd,                  -0-             -0-                    0/0                                  $0/$0
 Former President of CTICO (5)


(1) The value of the unexercised in-the-money options/warrants at June 30, 1999 was determined by calculating the difference between the exercise price per share of the Common Stock, as set forth in the respective stock option agreement, and the closing bid price per share of the Common Stock on June
     30, 1999 which was $0.73. The resulting amount is deemed to be the value of the options/warrants for purposes of this table. In the event the exercise price per share of the Common Stock exceeded the closing price per share of the Common Stock on June 30, 1998, a "zero" value is shown.

(2) The option granted to Mr. Johnston for 1,000,000 shares of Common Stock is exercisable at $0.75 per share and, therefore, the shares underlying such option are not "in-th-money".

(3)  General Secord was President of the Company from February 1996 to April
     1997, and was elected Secretary effective July 1, 1997. Mr. Packer was elected President in April 1997 and Treasurer effective July 1, 1997.

(4) The option granted to General Secord for 2,000,000 shares of Common Stock has an exercise price of $1.25 per share and, therefore, the shares underlying such option are not "in-the-money"; the option granted to David
     Packer has an exercise price of $0.97 per share and, therefore, the shares
     Underlying such option are not "in-the-money".

(5) Mr. Dodd resigned as Executive Vice President of the Company in March 1998 and as President, Chief Executive Officer, and director of CTICO in December 1998. The option granted Mr. Dodd for 500,000 shares of Common
     Stock is exercisable at $1.25 per share and, therefore, the shares under-lying such option are not "in-the-money."; the Company considers Mr. Dodd's
     Options forfeited under the terms of his Employment Agreement.


Long-Term Incentive Plans
--------------------------

          The Company has not established, nor does it provide for, long-term incentive plans or defined benefit plan.

ITEM 11:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table presents certain information regarding the beneficial ownership of all shares of the Common Stock at September 16, 1999 for each person who owns beneficially more than five percent of the outstanding shares of the Common Stock. The percentage ownership is based on 64,998,840, common shares issued and outstanding at September 16, 1999 and also takes into account the results of the exercise of any options or warrants exercisable within 60 days of the filing date.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                                                                   Shares Beneficially Owned
                                                                                   -------------------------
                        Name of Beneficial Owner (1)                              Number           Percent
                        ----------------------------                          ----------           -----------
          David B. Johnston (2)............................................   14,742,271              22.42%
          Daron Dillia (3).................................................    5,743,140               8.48%
          Beach Boulevard LLC(4)..............................................   926,910               1.43%

(1) The address of Mr. Johnston is the address of the Company. The address of Daron Dillia is the address of Manhattan Financial Services, 1142 Manhattan
     Blvd, #134, Manhattan Beach CA, 90266; the address of Beach is c/o Krieger
     & Prager Esqs., 319 5th Ave., New York, New York 10016.


(2) Includes 750,000 shares of the Common Stock which are covered by options exercisable within 60 days from September 30, 1999, and 13,952,271 shares of the Common Stock owned by Thermal Imaging, Inc., an affiliate of Mr. Johnston. Mr. Johnston is CEO and a Director of Company.

(3) Includes 35,000 shares of the Common Stock issued and outstanding and 700,000 shares of the Common Stock underlying the Resale Warrants in the name of Daron Dillia. Also includes 3,008,140 shares of the Common Stock issued and outstanding and 2,000,000 shares of the Common Stock which are covered by options exercisable within 60 days of September 30, 1999, and in the name of Manhattan Financial Group, an affiliate of Ms. Dillia.

(4)  Beach does not currently own 5% of the Company's issued and outstanding
     Shares; however, Beach is considered and "underwriter" and has purchased in the last 5 months 4,392,407 common shares in five separate tranches for Proceeds to the Company of $2,500,000. Beach is entitled to purchase up to $7 Million of the Company's shares. The majority of the shares Beach has purchased are resold (pursuant to the registration thereof) within 30 days of purchase.

        The following table presents certain information regarding the beneficial ownership of all shares of the Common Stock at September 16, 1999 for each person who is an executive officer and/or director of the Company. The percentage ownership is based on 64,998,840, common shares issued and outstanding at September 16, 1999 and also takes into account the results of the exercise of any options or warrants exercisable within 60 days of the filing date.

                BENEFICIAL OWNERSHIP OF MANAGEMENT



                                                                                   Shares Beneficially Owned
                                                                                   -------------------------
                        Name of Beneficial Owner (1)                              Number           Percent
                        ----------------------------                          --------------      ----------
          David B. Johnston (2)............................................   14,742,271           22.42%
          Richard V. Secord (3)............................................    3,088,500            4.55%
          Brent M. Pratley, M.D............................................          600             *
          David A. Packer (4)..............................................      333,333             *
          Harry C. Aderholt (5)............................................      143,110             *
          Milton R. Geilmann (6)...........................................       30,000             *

        Officers and Directors as a Group(7)...............................   18,296,214:          27.69%

(1) Unless otherwise indicated, each person named in the above-described table has the sole voting and investment power with respect to his shares of the Common Stock beneficially owned. The business address of each individual is the same as the address of the Company's principal executive offices except for Dr. Pratley whose business address is 1055 North 300 W., No. 501,
     Provo, Utah 84604; Mr. Geilmann, whose business address is 20660 S.W.
     Shoshone Drive, Tualatin, Oregon 97062; and General Aderholt, whose address is 23 Miracle Strip Parkway, N.E., Ft. Walton Beach, Florida 32548.

(2) Includes 750,000 shares of the Common Stock which are covered by options exercisable within 60 days from September 30, 1999, and 13,952,271 shares of the Common Stock owned by Thermal Imaging, Inc., an affiliate of Mr. Johnston.

(3) Includes 2,937,500 shares of the Common Stock which are covered by options exercisable within 60 days from September 30, 1999 and 1,000 shares in the name of Joanne Secord who resides at the same address as General Secord.


(4) Includes 333,333 shares of the Common Stock which are covered by options exercisable within 60 days from September 30, 1999.

(5) Includes 610 shares in name of Louise Aderholt who resides at the same address as Harry Aderholt.

(6)  Includes 15,000 shares owned by Blake Geilmann who resides at the same address.

(7) Unless otherwise provided, the calculation of percentage ownership is based on the total number of shares of the Common Stock outstanding as of September
     16, 1999. Any shares of the Common Stock which are not outstanding as of such date but are subject to options, warrants, or rights of conversion exercisable within 60 days of September 30, 1999 shall be deemed to be outstanding for the purpose of computing percentage ownership of outstanding shares of the Common Stock by such person but shall not be deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Percentage total for the group includes percentages of those individuals who own less than one percent.


ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Management believes that all prior related party transactions are on terms no less favorable to the Company as could be obtained from unaffiliated third parties. Management's reasonable belief of fair values is based upon is based upon proximate similar transactions with third parties or attempts to obtain the consideration from third parties. All ongoing and future transactions with such persons, including any loans or compensation to such persons, will be approved by a majority of disinterested, independent outside members of the Board of Directors.

          Since its inception the Company has been dependent upon certain individuals, consultants, officers/stockholders and the related corporations under their control (collectively referred to as the "primary contributors") to provide capital, management services, assistance in finding new sources for debt and equity financing and guidance in the development of the Company's Systems. The primary contributors have generally provided services and incurred expenses on behalf of the Company in exchange for shares of common stock. The following discussions are related to agreements with and/ or funding from primary contributors.


Proceeds From the Sale of Securities - Thermal Imaging, Inc.,
An Affiliate of Dave Johnston
------------- -----------------

      In certain instances in years prior to 1997, primary contributors accepted cash raised through the issuance of short term promissory notes and private placements of securities, including shares of the Common Stock and debentures, on behalf of the Company. Such amounts were deposited into the separate bank accounts of certain primary contributors and either transferred directly to the account of the Company or transferred to third parties in payment of debts of the Company. In a majority of these instances, Thermal Imaging, Inc. ("TII"), an affiliate of Mr. Johnston, the Chief Executive Officer of the Company, received funds raised from investors and deposited the amounts in an account over which Mr. Johnston had sole control. The funds received in the TII account were commingled with other assets of TII.

          In an effort to account for such proceeds, the auditors have assumed that all funds raised during the past three fiscal years which were not paid by investors directly to the Company were initially transferred to TII. In those cases where reliable evidence is not available to accurately verify the subsequent transfer of funds from TII to the Company or to creditors of the Company, or to distinguish contributions made by TII to the Company in return for shares of the Common Stock from transfers of funds collected on behalf of the Company for which shares of the Common Stock had been issued to subscribers, the discrepancies have been treated as compensation to Mr. Johnston and charged as a compensation expense to the Company and reflected as operating, general and administrative expenses in the Consolidated Financial Statements for Company during its fiscal year ended June 30, 1996. In 1996, this amount was $152,498, as reflected in the Summary Compensation Table. This resulting amount constitutes the total of all compensation paid during such period to Mr. Johnston. Mr. Johnston did not receive any compensation during the 1999 or 1998 fiscal year. During 1999 Mr. Johnston and/or TII advanced the Company additional funds as set forth in the below table, which was repaid in unregistered common shares of the Company none of which was considered compensation to Mr. Johnston (See Table below.)

Dorex Settlement- Assumption of Liability of TII,
 an Affiliate of David Johnston
 --------------------------------

      Between July and October 1995, the Company reached various settlements with former stockholders of Dorex, Inc. ("Dorex") regarding threats of litigation arising out of the Company's acquisition of certain research contracts with the State University of New York - Buffalo ("SUNY") and intellectual property relating to thermal imaging technology. In 1989, Dorex entered into a research agreement with SUNY regarding the development and application of computerized thermography analysis. After Dorex became unable to meet funding obligations under the research program, TII, an affiliate of Mr. Johnston and a stockholder in Dorex, paid arrearages due under the agreement and assumed future payment obligations in order to continue the project. As a result of an arrangement negotiated, TII gained an assignment of the research agreement and related technology to the exclusion of Dorex. TII subsequently transferred all of its contractual and proprietary rights in the project to the Company. According to management, certain Dorex stockholders threatened litigation against the Company as a result of its role in the acquisition of the research agreement and related technology. In order to avoid litigation, management issued 630,000 shares of the Common Stock to Dorex stockholders in 1995 in consideration of their discharge and release of the Company from all claims and liabilities relating to the technology. Settling Dorex stockholders executed written agreements acknowledging their release of the Company. Some remaining stockholders have not settled. In an effort to protect the Company from future costs associated with the Dorex transaction, the Company entered into an Assumption of Liability Agreement (the "Liability Agreement') with TII, effective April 17, 1996. The terms of the Liability Agreement provide that in exchange of the issuance of 112,500 shares of the Common Stock to TII, TII agrees to assume liability for all claims made by Dorex stockholders against the Company after April 17, 1996.

Marketing Agreement with T.S.E.T. Inc.
---------------------------------------

     On November 19, 1998 the Company entered into a Marketing Agreement with T.S.E.T., Inc. (`TSET'). The Marketing Agreement provides that TSET will use its best efforts and marketing resources to actively market the diagnostic thermal imaging system of the Company on a world wide basis. On the date that the Marketing Agreement was entered into by the Company, General Secord, a Director and Chief Operating Officer of the Company, beneficially owned approximately 2.4 percent of TSET. Two other directors of the Company have a beneficial interest in TSET which is equal to approximatley 5% See discussion under PART I, ITEM 1. BUSINESS OF THE COMPANY, Distribution Methods of the Company's Product.

Certain Stock Transactions
---------------------------

     A substantial portion of the cash contributed to the Company over the past several years has come from primary contributors. Major contributors have been TII, an affiliate of Mr. Johnston, Daron Dillia doing business as Manhattan Financial Group, and Paul D. Holt doing business as PDH, Ltd., an independent contractor who provides various administrative services to the Company. All of the restricted shares of the Common Stock issued to the primary contributors, unless otherwise noted, has been valued at 50 percent of the average monthly trading price of free trading shares of the Common Stock. Management believes that such a valuation method fairly and accurately reflected the fair market value of restricted shares of the Common Stock at the respective dates of issue.

Manhattan Financial Group Consulting Agreement and Related Agreements
----------------------------------------------------------------------

          Effective January 1, 1997, the Company and Manhattan Financial Group of Manhattan Beach, California ("MFG'), executed a Consulting Agreement covering financial services. MFG provides regular financial advising services to the Company, such as strategic consulting to arrange financing of projects. For example, MFG arranged, for no additional fee other than the Common Stock set forth below, the sale of convertible debentures in 1996 and the 8% Convertible Debenture in 1997, and MFG negotiated and arranged an equipment financing commitment not utilized in 1996 as well as various other agreements with such entities as Liberty Capital Group, Inc., Ambient Capital Group, Inc., Bristol Asset Management LLC, and Willard Harpster, all of which were entered into during early to mid 1997 and are no longer in effect. MFG also negotiated the Company's current funding source from Beach in early 1999. The term of the agreement is for one year, automatically renewable for additional periods of one year thereafter unless terminated upon proper notice. The consideration for the agreement was 100,000 shares of the Common Stock and an option to purchase 2,000,000 shares of the Common Stock at an exercise price of $0.60 per share (the original executed agreement referenced an exercise price of $0.75 per share, but the agreement was amended to reflect a reduced exercise price of $0.60 per share). Fifty percent of the options vested upon the execution of the agreement, and the remaining 50 percent of the options vested on December 31, 1997. At the cost of the Company, MFG has `piggyback' registration rights with respect to the shares of the Common Stock derived from the exercise of the options. As of the date of this Report, none of the options granted to MFG under the agreement have been exercised. In the event of termination of the agreement before its expiration date, all options exercisable must be exercised on or before the expiration of three years following the termination date, extended by agreement, from an original exercise period of 90 days following the termination date. In addition, the agreement subjects MFG to a duty not to reveal any confidential information about the business of the Company. The resale of 2,000,000 shares of the Common Stock to be issued to MFG in connection with the exercise of options granted pursuant to the Consulting Agreement has been registered under the Securities Act in the Company's Prospectus in effect. During the last three years MFG has been instrumental in providing MFG's Consulting Agreement with the Company remains in effect as of the date of this Report. (See PART II, ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION for further discussion.)

         During 1998, the Company entered into two Promissory Notes with MFG with an aggregate principal amount of $597,750. Under the Notes, which each had an interest rate of 10 percent per annum, provided that MFG could elect, at maturity of each of the respective notes, to convert the principal and interest due into common stock of the Company. Both the Notes are paid in full with the issuance of 2,140,164 shares of the Company at a value of $1,244,638 which includes the aggregate principal, $597,500 in accrued amortization discount, and $49,638 in interest. Although the Company granted registration rights to MFG when and if Notes were converted into stock of the Company, MFG did not assert such rights upon conversion and the shares have not been registered for resale in the Company's Prospectus.

      The Company also entered in a Stock Purchase Agreement with MFG in February, 1999. MFG was granted the option to purchase up to $1.25 Million worth of the Company's common stock at a purchase price equal to 50% of the low bid price during the time period from February 8 through March 15, 1999. MFG purchased 2,364,865 shares in late March for $875,000 at $.37 per share pursuant to the agreement (For a additional information discussion of MFG Notes and other MFG Stock Purchase Agreement, see Part II, ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.)

      During the Company's fiscal year ended June 30, 1999, the Company paid MFG approximately $444,000 in placement fees related to its various funding efforts during that fiscal year. Fees were established on a case by case basis depending on the extent of MFG's involvement in each funding. The Company also eliminated a $525,000 subscription receivable in the fourth quarter of 1999 which was recognized as compensation of $525,000 to MFG for consulting. MFG purchased 525,000 common shares in 1996 for $525,000.

PDH, Ltd. Agreement
------------------

          PDH, Ltd. has been issued shares of the Company's common stock valued at $253,000 as compensation and reimbursement of expenses for public relations services rendered from July 1, 1996 through June 30, 1997. It was issued 666,666 shares for a cash investment of $250,000 during 1998, and also advanced $223,720 during 1998 and $122,094 in 1999 which was repaid during 1999 with the issuance of additional 440,861 shares . The resale of certain shares of the Common Stock issued to PDH, Ltd. has been registered under the Securities Act pursuant to the Company's Prospectus. PDH, Ltd. is an assumed business name for Paul Douglas Holt and any persons engaged by him. For the past several years, PDH, Ltd. has been responsible for the Company's stockholder communications and investor relations. PDH, Ltd. maintains an office for the benefit of the Company and incurs expenses on its behalf for which the Company reimburses PDH, Ltd in the form of restricted shares of its common stock.

          The following is an analysis of transactions involving TII, PDH, Ltd. and MFG during the fiscal years ended June 30, 1999, June 1998 and June 1997:


                                                      TII                 PDH, Ltd.              MFG
                                                     Shares         Amount       Shares      Amount      Shares       Amount
                                                  ------------   -----------    ----------  ---------  ----------   ----------
          Year Ended June 30, 1999

Balances of debt and cash advances as of
   June 30, 1998................................            -     $ 1,192,854           -   $ 223,720           -   $  354,167
Funding for the Company included in
   notes payable................................            -               -           -           -           -      347,750
Non-interest bearing advances to the Company
   to fund current operations.  These
   advances are uncollateralized................            -       1,080,582                 122,094   2,140,164   (1,244,638)
Payments via stock and cash to TII of $62,300....   4,514,507      (2,273,436)    440,861    (345,814)          -            -
Interest accrued and accretion of discount
   on notes payable.............................            -               -           -           -           -      542,721
                                                  -----------     -----------   ---------   ---------   ---------   ----------
Total balances of debt and cash advances as
   of June 30, 1999  ...........................    4,514,507     $         -     440,861   $       -   2,140,164   $        -
                                                  ===========     ===========   =========   =========   =========   ==========
Subscription receivable treated
as satisfied via compensation in 1999...........            -               -           -           -     525,000   $  525,000
                                                  -----------     -----------   ---------   ---------  ----------   ----------

        Year Ended June 30, 1998

Warrants issued as compensation.................            -     $         -           -   $       -           -   $  740,000
Shares of the Company's Common Stock
   issued  as  compensation at a  price  of
   $0.76 per share..............................            -               -           -           -     100,000   $   76,000
Cash investment in the Company..................    5,463,477     $ 1,827,130     666,666   $ 250,000    2,746,27   $  689,106
                                                  -----------     -----------   ---------   ---------   ---------   ----------
Total investment - 1998.........................    5,463,477     $ 1,827,130     666,666   $ 250,000    2,846,27   $1,505,106
                                                  ===========     ===========   =========   =========   =========   ==========
Funding for the Company included in notes
 payable, ....................                             -     $         -           -   $       -           -    $  250,000
Accrued interest and accretion of discount.......          -               -           -           -           -    $  104,167
Non-interest bearing advances to the Company
  to fund current operations.  These
  advances are uncollateralized..................            -     $ 1,192,854           -   $ 223,720         -            -
                                                  -----------     -----------   ---------   ---------   ---------   ----------
Total debt to party - 1998......................            -     $ 1,192,854           -   $ 223,720           -   $  354,167
                                                  ===========     ===========   =========   =========   =========   ==========

      Year Ended June 30, 1997

Shares of the Company's Common Stock
  issued as compensation and repayment of
  expenses incurred on behalf of the
  Company by the parties at prices ranging
  from $0.53 to $0.70 per share.................      287,266     $   152,498     400,000   $ 253,000           -   $        -
Non-interest bearing advances to the Company
 to fund current operations, uncollateralized...    1,960,418         980,209           -           -           -            -
                                                  -----------     -----------   ---------   ---------   ---------   ----------
Total investment by party  - 1997...............    2,247,684     $ 1,132,707     400,000   $ 253,000           -   $        -
                                                  ===========     ===========   =========   =========   =========   ==========


ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

      The following exhibits are filed as part of this Form 10k-SB for the Company's year ended June 30, 1999.

Exhibit              Exhibit
No.                  Description(1)              Where Incorporated
----------           ----------------            --------------------
                     Registration Statement       Parts I, II and III
                     On Form SB-2, as amended
                     Declared effective on Jan.
                     8, 1999. (2)

                     Post Effective Amendment     Parts I, II, and III
                     On Form SB-2 filed on
                     April 1, 1999(2)

                     Amended Prospectus under     Parts I, II, and III
                     424(b)(3) as filed on
                     July 16, 1999(2)

                     Form 10QSB for the period    Part III
                     Ended December 31, 1999 (2)

                     Form 10QSB for the period    Part III
                     Ended March 31, 1999

                     Form 8-K and 8K/A            Part II and III
                     filed on August 23
                     1999 and amended on August
                     25, 1999

(1) Summaries of all exhibits contained in this report are modified in their entirety by reference to such exhibits.

(2) These documents and related exhibits have been previously filed with the Securities and Exchange Commission.

          The following exhibits are filed as part of this Form 10KSB:


        Exhibit No.          Identification of Exhibit
        -----------          -------------------------
          3(a)*                      Articles of Incorporation filed June 10, 1987.
          3(b)*                      Amendment to Articles of Incorporation filed July 31, 1987.
          3(c)*                      Amendment to Articles of Incorporation filed September 12, 1989.
          3(d)*                      Amendment to Articles of Incorporation filed November 6, 1989.
          3(e)*                      Amendment to Articles of Incorporation filed April 22, 1992.
          3(f)*                      Amendment to Articles of Incorporation dated February 17, 1998.
          3(g)*                      Bylaws, as Amended January 15, 1998.
          4*                         Common Stock Specimen.
          5**                        Opinion Regarding Legality.
          10(a)*                     PR Expense Funds Administration Agreement dated July 9, 1997 between the
                                     Company, Liberty Capital Group, Inc. and Manhattan Financial Group.
          10(b)*                     Financial Advisory Agreement dated October 29, 1997 between the Company and
                                     Ambient Capital Group, Inc.
          10(c)*                     Assumption of Liability Agreement dated April 17, 1996 between the Company and Thermal Imaging, Inc.
          10(d)*                     Investment Agreement dated January 20, 1998 between the Company and Bristol
                                     Asset Management, LLC.
          10(e)*                     Consulting Agreement dated November 5, 1997 between the Company and Daron
                                     Dillia doing business as Manhattan Financial Group.
          10(f)*                     Consulting Agreement dated November 5, 1997 between the Company and Willard
                                     Harpster.
          10(g)*                     Subscription Agreement dated August 15, 1996 between the Company and
                                     Cameron Capital Management Ltd.  With respect to 6% Convertible Debentures aggregating $550,000.
          10(h)*                     Subscription Agreement dated March 13, 1997 between the Company and
                                     Cameron Capital Management Ltd.  With respect to 8% Convertible Debentures aggregating $125,000.
          10(i)*                     12% Series A Senior Subordinated Convertible Redeemable Debenture due April
                                     30, 1998.
          10(j)*                     Signatories to Dorex Release.
          10(k)*                     Employment Agreement dated October 11, 1995 between the Company and Kenneth
                                     M. Dodd.
          10(l)*                     Letter Agreement dated June 12, 1995 between the Company and Richard V.
                                     Secord confirming terms for Personal Services Agreement.

          10(m)*                     Employment Agreement dated April 30, 1997 between the Company and David A.
                                     Packer.
          10(n)*                     Escrow Agreement dated November 20, 1997 between the Company, Roger Sack and First Nebraska Trust Company.
          10(o)*                     Golden Health Card Contract dated April 24, 1995 between TriSun Medical
                                     Corporation and TriSun/CTI Asia, Ltd.
          10(p)*                     Golden Health Plan Hospital Systems Integration Contract dated April 24,
                                     1995 between TriSun Medical Corporation and TriSun/CTI Asia, Ltd.
          10(q)*                     Computerized Thermal Imaging, Inc. Employee Stock Option Agreement dated
                                     October 29, 1997 between the Company and David B. Johnston.
          10(r)*                     Employment Agreement dated October 29, 1997 between the Company and David
                                     B.  Johnston.
          10(s)*                     Letter Agreement dated July 10, 1997 between the Company and
                                     Capital Group, Inc. s with respect to public relations.
          10(t)*                     License Agreement dated June 8, 1996 between the Company and Thermal
                                     Imaging, Inc.
          10(u)*                     Participation Option Notices by various signatories to a Private Placement
                                     Subscription Participation Option.
          10(v)*                     Pledge Agreement dated September 11, 1997 between the Company and Looper,
                                     Reed, Mark & McGraw Incorporated.
          10(w)*                     Pledge Agreement dated September 11, 1997 between Thermal Medical Imaging,
                                     Inc. (nka CTICO) and Looper, Reed, Mark & McGraw Incorporated.
          10(x)*                     Employment Agreement dated November 13, 1997 between the Company and
                                     Richard V. Secord.
          10(y)*                     Computerized Thermal Imaging, Inc. Employee Stock Option Agreement dated
                                     January 15, 1998 between the Company and Richard V. Secord.
          10(z)*                     Computerized Thermal Imaging, Inc. Employee Stock Option Agreement dated
                                     June 12, 1995 between the Company and Richard V. Secord.
          10(aa)*                    Computerized Thermal Imaging, Inc. Employee Stock Option Agreement dated
                                     June 12, 1995 between the Company and Richard V. Secord.
          10(bb)*                    Commitment Letter Agreement dated March 6, 1997 between the Company and
                                     Select Capital Advisors, Inc.
          10(cc)*                    Services Agreement dated July 1997 between the Company and Liberty Capital
                                     Group, Inc.
          10(dd)*                    Stock Transfer Agreement dated January 28, 1997 between the Company and
                                     Thermal Medical Imaging, Inc. (nka CTICO)
          10(ee)*                    Amendment to Employee Stock Option Agreement dated January 26, 1998 between the Company and David Packer.
          10(ff)*                    Amendment to Employee Stock Option Agreement dated January 22, 1998 between the Company and Kenneth M. Dodd.
          10(gg)*                    Amendment to Employee Stock Option Agreement dated January 26, 1998 between the Company and Richard V. Secord.
          10(hh)*                    Computerized Thermal Imaging, Inc. Consultant Stock Option Agreement dated
                                     November 5, 1997 between the Company and Willard Harpster.
          10(ii)*                    Computerized Thermal Imaging, Inc. Consultant Stock Option Agreement dated
                                     November 18, 1997 between the Company and Daron Dillia D/b/a Manhattan
                                     Financial Group.
          10(jj)*                    Computerized Thermal Imaging, Inc. Restricted Stock Purchase Agreement
                                     dated July 9, 1997 between the Company and Manhattan Financial Group.
          10(kk)*                    Computerized Thermal Imaging, Inc. 1995 Stock Option Plan.
          10(ll)*                    Computerized Thermal Imaging, Inc. 1997 Stock Option and Restricted Stock
                                     Plan.
          10(mm)*                    Offshore Securities Subscription Agreement relating to 12% Series A Senior
                                     Subordinated Convertible Redeemable Debentures of the Company.
          10(nn)*                    12% Series A Senior Subordinated Convertible Redeemable Debentures of the
                                     Company.
          10(oo)*                    Golden Health Telemedicine Contract dated April 24, 1995 between TriSun
                                     Medical Corporation - China and TriSun/CTI Asia, Ltd.
          10(pp)*                    Contract between TRW Systems Integration Group and Computerized Thermal
                                     Imaging, Inc. dated October 29, 1996.  [Articles VI, XXIV, XXXII, and
                                     Appendix A have been omitted pursuant to a Request for Confidential
                                     Treatment.  Accordingly, the material has been filed separately with the
                                     SEC.]
          10(qq)*                    Clinical Trial Agreement dated September 16, 1997 between Thermal Medical
                                     Imaging, Inc. and Health Research Association.
          10(rr)*                    Contract between TRW Systems Integration Group and Thermal Medical Imaging,
                                     Inc. dated June 19, 1997. [Articles VI, XXIV, XXXII, and Appendix A have been omitted pursuant to a Request for Confidential Treatment. Accordingly, the
                                     material has been filed separately with the SEC.]
          10(ss)*                    Clinical Trial Agreement dated November 7, 1997 between Thermal Medical
                                     Imaging, Inc. (nka CTICO) and the University of Southern California.
          10(tt)*                    Clinical Trial Agreement dated June 4, 1998 between Thermal Medical
                                     Imaging, Inc. (nka CTICO). and Mt. Sinai Hospital.

          10(uu)*                    Clinical Trial Agreement dated February 14, 1998 between Thermal
                                     Medical Imaging, Inc. (nka CTICO) and Providence Hospital.
          10(vv)*                    Clinical Study of Examination of Breast for Identification of
                                     Suspicious Tissue Using Clinical Examination and Mammography With and
                                     Without the TMI Thermal Imaging System (Protocol for all clinical trial agreements).
          10(ww)*                    Promissory Note dated May 1, 1998 between Computerized Thermal
                                     Imaging, Inc. and Looper, Reed, Mark & McGraw Incorporated.
          10(xx)*                    Confidential Settlement and Release Agreement dated February 5, 1998 between the Company and Reg. S Intercontinental Ltd., Banco Cooperativo
                                     Costaricense, Mardi International Corporation, Pegasus Financial Services
                                     Corp. and Manny Lopez. [Portions of Section 1 have been omitted pursuant to a Request for Confidential Treatment.  Accordingly, the material has been filed separately with the SEC.]
          10(yy)*                    Settlement Agreement dated April 30, 1998 between the Company and Lockwood
                                     Resources Limited, Y.L. Hirsch, and Ari Goldstein. [Portions of Sections 1,
                                     2, and 3 have been omitted pursuant to a Request for Confidential
                                     Treatment.  Accordingly, the material has been filed separately with the
                                     SEC.]
          10(zz)*                    Confidential Settlement and Release Agreement dated August 12, 1998 between the Company and A.M.H.C. Wehneijer de Affiliate, B.V. [Portions of Section
                                     1 have been omitted pursuant to a Request for Confidential Treatment.
                                     Accordingly, the material has been filed separately with the SEC.]
          10(aaa)*                   Corporate Note between the Company and Manhattan Financial Group dated
                                     April 15, 1998.
          10(bbb)*                   Corporate Note between the Company and Manhattan Financial Group dated
                                     September 11, 1998.
          10(ccc)*                   Marketing Agreement dated November 19, 1998 between the Company and
                                     T.S.E.T., Inc.
          10(ddd)**                  Manhattan Financial Group Rule 144 Investment
          10(eee)***                 Beach Boulevard L.L.C. Securities Purchase Agreement
          10(fff)*****               Clinical Trial Agreement between CTICO and Lahey Clinic, dated May 18, 1999
          10(ggg)*****               Agreement with Battelle Memorial Institute dated March 19, 1999 and renewed on via letter agreement on August 30, 1999 [Portions of this Agreement have been omitted pursuant to a Request for Confidential Treatment. Accordingly, the
                                     material has been filed separately with the SEC.]
          10(hhh)*****               TRW Letter Agreement with CTICO [Portions of this Agreement have been omitted pursuant to a Request for Confidential Treatment.  Accordingly, the material has been filed separately with the SEC.]
          10(iii)*****               Employment Agreement with Satterthwaitte
          10(jjj)*****               Lease Agreement -Office Space Layton, Utah
          10(kkk)*****               Lease Agreement - Office Space - Oregon
          11*                        Computation of Per Share Earnings.
          16****                     Letter from Ham, Langston & Brezina, LLP. Consenting to the disclosure of
                                     Statements contained in the Form 8K filed on Aug. 23, 1999 and amended on Aug. 25 1999
          16(a)*                     Letter from King, Griffin & Adamson, P.C. consenting to the disclosure statements contained in the registration statement.
          16(b)*                     Letter from Randy Simpson, C.P.A. consenting to the disclosure statements contained in the registration statement.
          21*                        Subsidiaries of the Registrant.
          23(a)**                    Consent of Counsel (included in Exhibit 5).
          23(b)*                     Consent of Ham, Langston & Brezina, LLP.
          24 (1)*                    Powers of Attorney.
          27*****                    Financial Data Schedule


*     Previously filed with the Company's Registration Statement on SB-2, as amended and  declared effective on Jan.
      8, 1999.
**    Previously filed with the Company's amended Prospectus on July 16, 1999 and with the Company's Form 10Q for December 31, 1999 and filed with the Commission on March 1, 1999
***   Previously filed as part of the Company's Post Effective Amendment to its Registration Statement, filed with the Commission  on April 1, 1999
****  Previously filed with the Company's Amended 8K on August 25, 1999
***** FILED HEREWITH


     (b) Reports on Form 8K

     The Company filed a report on 8-K disclosing applicable information on
Item 4. thereunder "Changes and Disagreements with Accountants". Under this Item the Company disclosed the termination of its principal accountant and the engagement of a new principal accountant. The Company filed its 8-K on August 23, 1999 and amended it to include Exhibit 16, on August 25, 1999.

                           SIGNATURES

     In accordance with Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   COMPUTERIZED THERMAL IMAGING, INC.

Date: October 12,  1999              /s/ David A. Packer
                                    ___________________________________
                                       David A. Packer
                                       President, Treasurer &
                                       Chief Financial Officer

     In accordance with The Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated

     /s/ David B. Johnston
BY:______________________________________
    David B. Johnston

Title: Chief Executive Officer, Chairman of the Board of Directors
Date: October 12, 1999


     /s/ David A. Packer
By: _____________________________________
    David A. Packer

Title: President, Chief Financial Officer, Treasurer
Date: October 12, 1999

     /s/ Richard V. Secord
By:______________________________________
     Richard V. Secord

Tile: Chief Operating Officer, Secretary, Director
Date: October 12, 1999

        /s/ Harry C. Aderholt
By: ______________________________________
        Harry C. Aderholt

Title: Director
Date: October 12, 1999