Form 10QSB
period 1999-09-30
COMPUTERIZED THERMAL IMAGING INC
filed 1999-11-15
CIK 1021853

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB
            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 1999
                 Commission file number 000-23955

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

     As of September 30, 1999, the issuer had outstanding 65,032,837 shares of its Common Stock, $0.001 par value.

                  PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

     The unaudited financial statements of Computerized Thermal Imaging, Inc., a Nevada corporation (the "Company"), as of September 30, 1999, were prepared by Management and commence on the following page. In the opinion of Management the financial statements fairly present the financial condition of the Company.




                COMPUTERIZED THERMAL IMAGING, INC.
                  (A Development Stage Company)

                Consolidated Financial Statements

                        September 30, 1999

                           (Unaudited)

               COMPUTERIZED THERMAL IMAGING, INC.
                 (A Development Stage Company)
                  Consolidated Balance Sheet


                                            September 30,       June 30,
                                                1999              1999
                                           -------------   ---------------
                                             (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                 $    270,938    $       137,162
                                             -------------   ----------------
   Total Current Assets                          270,938            137,162

PROPERTY AND EQUIPMENT:
  Office equipment and furnishings               285,206            219,998
  Computer equipment                             165,908            159,615
  Accumulated depreciation                      (157,275)          (140,970)
                                             -------------   ----------------
   Total Property and Equipment                  293,839            238,643

      TOTAL ASSETS                          $    564,777    $       375,805
                                            =============   ================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                          $    210,609    $       470,870
  Advances from affiliates                        25,641                  -
  Accrued liabilities                             82,668             64,644
                                            -------------   ----------------
    Total Current Liabilities                    318,918            535,514

STOCKHOLDERS' EQUITY (DEFICIT):
  Convertible preferred stock, $5.00 par
    value, 100,000 shares authorized                   -                  -
  Common stock, $.001 par value; authorized
    100,000,000 shares, issued and outstanding
    65,032,837 on September 30, 1999,
    62,275,560 on June 30, 1999                   65,033             62,276
  Additional paid-in capital                  26,994,399         25,486,825
  Accumulated deficit during the development
    stage                                    (26,813,573)       (25,708,810)
                                           --------------    ----------------
    Total Stockholders' Equity (Deficit)         245,859           (159,709)
                                           --------------    ----------------
       TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY (DEFICIT)                   $     564,777      $     375,805
                                          ==============    ================

 The accompanying selected notes are an integral part of these consolidated financial statements.

               COMPUTERIZED THERMAL IMAGING, INC.
                 (A Development Stage Company)
               Consolidated Statements of Operations
                           (Unaudited)
                                                                    From
                                                                 Inception on
                                  Three Months   Three Months    June 10, 1987
                                      Ended          Ended          through
                                   September 30,  September 30,  September 30,
                                       1999           1998           1999
                                   -------------  -------------  -------------
REVENUES

 Interest income                   $      1,493   $        733   $     27,500
 Income from sale of prototype                -              -        180,815
                                   -------------  -------------  -------------
   Total Revenues                         1,493            733        208,315
                                   -------------  -------------  -------------
COSTS AND EXPENSES

 Operating, general and
   administrative expenses              410,579        400,540     16,704,889
 Research and development costs         695,677        636,967      7,727,923
 Interest expense                            -         168,489      2,140,333
 Litigation settlement                       -              -         514,380
                                   -------------  -------------  -------------
   Total Costs and Expenses           1,106,256      1,205,996     27,087,525
                                   -------------  -------------  -------------
LOSS BEFORE EXTRAORDINARY ITEM       (1,104,763)    (1,205,263)   (26,879,210)

EXTRAORDINARY GAIN ON
 EXTINGUISHMENT OF DEBT                      -              -          65,637
                                   -------------  -------------  -------------
NET LOSS                           $ (1,104,763)  $ (1,205,263)  $(26,813,573)
                                   =============  =============  =============
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                 64,473,681     48,336,957
                                   =============  =============
LOSS PER COMMON SHARE              $      (0.02)  $      (0.02)
                                   =============  =============


              The accompanying selected notes are an integral part of these consolidated financial statements

                    COMPUTERIZED THERMAL IMAGING, INC.
                     (A Development Stage Company)
                  Consolidated Statements of Cash Flows
                                (Unaudited)

                                               Three Months   Three Months    From Inception
                                                   Ended          Ended       on June 10, 1987
                                               September 30,  September 30,   through September
                                                    1999           1998       30, 1999
                                               -------------   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                     $ (1,104,763)   $(1,205,263)   $(26,813,573)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
    Extraordinary gain on debt
     extinguishment                                       -             -          (65,637)
    Depreciation expense                             16,305         11,522         148,619
    Amortization of debt issuance costs
     and discounts                                        -        150,000         937,969
    Common stock issued as compensation
     for services                                    31,873             -        8,943,469
    Common stock issued for interest expense              -             -          423,596
    Common stock issued in settlement of
     litigation                                           -             -          514,380
    Common stock issued for failure to
     complete timely registration                         -             -           82,216
  Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable
     and accrued liabilities                       (242,237)       (22,173)        293,277
                                               -------------   ------------   -------------
       Net Cash Used in Operating Activities     (1,298,822)    (1,065,914)    (15,535,684)

CASH FLOWS USED IN INVESTING ACTIVITIES:

  Sale of assets                                          -              -           4,790
  Fixed asset capital expenditures                  (71,501)          (619)       (447,248)
                                               -------------   ------------   -------------
       Cash Used in Investing Activities            (71,501)          (619)       (442,458)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Common stock issued for cash                    1,478,458              -      11,503,760
  Advances from stockholders                         25,641        596,548       2,346,379
  Proceeds from notes payable and accrued
   interest                                               -        392,614       3,213,132
  Legal fees and interest added to note                   -         82,482         496,599
  Payment of debt issuance costs                          -              -        (133,600)
  Payment of notes and convertible debentures             -        (60,000)     (1,177,190)
                                               -------------   ------------   -------------
      Cash Provided by Financing Activities       1,504,099      1,011,644      16,249,080

NET (DECREASE) INCREASE IN CASH                     133,776        (54,889)        270,938

CASH AT BEGINNING OF PERIOD                         137,162        230,064              -
                                               -------------   ------------   -------------
CASH AT END OF PERIOD                          $    270,938    $   175,175    $    270,938
                                               =============   =============  =============
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING
AND INVESTING ACTIVITIES:
  Common Stock (711,200 shares) returned to
    equity, rescission offer declined                     -        306,873              -
                                               =============   ============   =============
  Cash paid for interest (no income tax paid)  $          -    $         -    $     65,600
                                               =============   =============  =============

The accompanying selected notes are an integral part of these consolidated financial statements.

                                     5

                    COMPUTERIZED THERMAL IMAGING, INC.
                      (A Development Stage Company)
           Consolidated Statement of Stockholders' Equity (Deficit)
                 For the Three Months Ended September 30, 1999
                                (Unaudited)

                                                                                     Total
                                  Common      Common    Additional                   Stock-
                                  Stock       Stock     Paid-in        Accumulated   Holders'
                                  Shares      Amount    Capital        Deficit       Equity
                                  ----------  --------- -------------  ------------- ------------
Balance at July 1,1999            62,275,560  $ 62,276  $ 25,486,825   $(25,708,810) $  (159,709)

Common stock issued for
 cash, at $.55 per share             913,916       914       499,086              -      500,000

Common stock issued for cash,
 net of offering expenses of
 $25,000 at $.54 per share           933,707       934       474,066             -       475,000

Common stock issued for cash,
 net of offering expenses of
 $25,000 at $.60 per share           875,657       875       502,583             -       503,458

Common stock issued to a
 corporation for services             33,997        34        31,839             -        31,873

Net loss for three months
  Ended September 30, 1999                -         -            -       (1,104,763)  (1,104,763)
                                  ----------  --------- -------------  ------------- ------------
 Balance at September 30, 1999    65,032,837  $ 65,033  $26,994,399    $ (26,813,573) $  245,859
                                  ==========  ========= =============  ============= ============


The accompanying selected notes are an integral part of these interim financial statements.

                                     6

        COMPUTERIZED THERMAL IMAGING, INC.
         (A Development Stage Company)
       Notes to Consolidated Financial Statements

1.     UNAUDITED FINANCIAL STATEMENTS:

The unaudited consolidated financial statements for the three months ended September 30, 1999, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of results of operations have been made to the interim financial statements. Results of operations for the three-month periods ended September 30, 1999 and 1998 are not necessarily indicative of results of operations for the respective full years.

A summary of the Company's significant accounting policies and other information necessary to understand these consolidated financial statements for its first quarter ended September 30, 1999, is presented in the Company's audited financial statements for the years ended June 30, 1999 and 1998. Accordingly, the Company's audited financial statements, as contained in the Company's Form 10KSB for its year ended June 30, 1999 should be read in connection with these financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

       The Company is a development stage company that is a medical imaging systems integrator producing a computerized clinical thermal imaging diagnostic and patient management system (the "CTI System"). Computerized Thermal Imaging Company, Inc. ("CTICO")(formerly known as Thermal Medical Imaging, Inc.) is an 80 percent owned subsidiary of the Company that utilizes the CTI System specially configured as a breast cancer system which is a non-invasive, non-contact procedure that does not involve breast compression or exposure to radiation (the "CTICO System"). TRW, Inc. ("TRW") is the Company's primary systems development vendor.

        FIRST QUARTER ENDED SEPTEMBER 30, 1999 AND 1998. The Company's general and administrative activities focused on fund raising and support of research activities which included, primarily, clinical testing of the CTI Breast Imaging System in the first quarter of this fiscal year, and development expenses with TRW in the in the first quarter of the 98-99 fiscal year. The Company incurred a loss of $1,104,763 for the first quarter ended September 30, 1999, as compared to a loss of $1,205,263 for the first quarter ended September 30, 1998. The Company had nominal revenues in each period. General and administrative expenses increased slightly to $410,579 during the first quarter of the Company's fiscal year from $400,540 during the first quarter of the Company's last fiscal year. Legal fees between the two comparable first quarters, reduced this year by $88,000, and accounting fees reduced by approximately $10,000. The reduction in legal and accounting fees was mainly due to the completion of legal and accounting expenses related to the filing of the Company's Form SB-2 Registration Statement and the related Prospectus declared effective on January 8, 1999. Travel related expenses also reduced by more than $16,000 between the two first quarters and office expenses reduced by approximately $10,000 mostly due to the fact that the Company did not renew its lease on its Michigan office space. Consulting and special/ stockholder service fees were up during this year's first fiscal quarter over the first quarter of last year by over $129,000. This increase is attributable to expenses related to financial consulting and capital fund raising services.

     Research and development costs increased by approximately $60,000 for the quarter ended September 30, 1999 over the quarter ended September 30, 1998: from $636,967 to $695,677. A breakdown of actual research and development expenses demonstrates a shift from research to FDA testing with an $75,000 increase on FDA testing and consulting over last year's first fiscal quarter. The Company has expensed all costs associated with its processes and systems, including software code writings, computer system hardware and software purchases from third party vendors, material expenses in the development of the examination table and all payroll related development expenses throughout the periods presented.

     There were no interest expense in 1999's first quarter due to the elimination of two notes during the Company's fourth quarter of its last fiscal year; interest expenses during the first quarter of 1998 were $168,489. Depreciation expenses during this year's first quarter were $16,304 as opposed to the first fiscal quarter of the 1998-99 fiscal year when such depreciation expenses were $11,523.

         The Company funded its losses during the three months ended September 30, 1999 mostly through cash provided by Beach Boulevard LLC as part of the

Investment Agreement. Beach provided approximately $1,478,500 during the quarter through the purchase of 2,723,280 shares of the Company's common
stock.   Stockholders also provided a minor amount of funding in the amount of
$25,641 in the 1st quarter and the Company issued 33,997 common shares for services valued at $31,873 to Sitrik & Company. The Company purchased upgrades for existing thermal imaging systems along with a new imaging system for its CTI system in the amount of $71,501; otherwise most of the common stock purchases went to fund continuing research and development expenditures and the paydown of accounts payable and accrued liabilities in the amount of $242,237. The company ended the 1st quarter with a negative working capital of $47,980; however, it is current in meeting its payment schedule for research and development with TRW, Battelle and the various hospitals conducting clinical studies.

     During the first three months of last years fiscal year, the Company satisfied a large part of its cash flow requirement through advances from stockholders and/or affiliates and notes. Shareholders advanced approximately $596,500 during that quarter. The Company also entered into a note with an affiliate for $347,750 in early September of 1998 as well as satisfying approximately $82,400 in legal fees with its former counsel through a note. Both of the foregoing notes were paid in full prior to the end of the Company's June 30, 1999 fiscal year, the affiliate note through the issuance of shares, and the note to the Company's legal counsel with cash. All shareholder advances during the first quarter of 1998, were satisfied with common stock prior to the Company's fiscal year end.

LIQUIDITY AND CAPITAL RESOURCES

        * No Revenues from Operations*

      The Company has had no significant revenues from operations from inception. The Company's cash requirements consist of: office salaries and expenses including lease payments on its office space, legal and accounting fees to comply with securities registration (including updating its Prospectus currently in effect) and reporting requirements, cost of clinical trials, TRW
and Battelle technical support, and FDA consulting.   The Company intends to
raise additional equity funds from the sale of the common stock through private offerings to new investors and pursuant to its agreement in effect with Beach Boulevard LLC as discussed below, to meet cash requirements through September 30, 2000.

     * Prospectus in Effect *

     The Company's prospectus (the "Prospectus") filed as part of its Registration Statement on Form SB2 was declared effective by the Securities and Exchange Commission on January 8, 1999. The Prospectus was filed on behalf of certain selling shareholders as well as to register the common stock underlying certain warrants and options. The Prospectus was amended as part of a Post Effective Amendment to its SB-2 on April 1, 1999 as a result of the Company entering into a securities purchase agreement with Beach Boulevard LLC (the "Investment Agreement"). (The Investment Agreement has been filed as
Exhibit 10eee as part of the Company's Post Effective Amendment.) The Company expects to raise up to $7,000,000 as a result of the Investment Agreement and has, to date, received a little less than $3,000,000 including a $475,000 investment made by Beach subsequent to the end of the quarter covered by this report. (See below). The Company's Prospectus was amended a second time on July 16, 1999.

     *Investment Agreement with Beach Boulevard LLC*

      On March 4, 1999, the Company entered into a Securities Purchase Agreement (as amended in May, the "Investment Agreement") with Beach Boulevard L.L.C. ("Beach"). Subject to certain conditions provided in the Investment Agreement, the Company may require Beach to purchase up to $7,000,000 of Common Stock of the Company in a series of tranches of $500,000 each. The first two tranches were completed prior to the Company's fiscal year ended June 30, 1999. At the closing of the first of these tranches on May 13, 1999 (the "Initial Closing Date"), the Company issued 757,576 shares to Beach. At the closing of the second of these tranches on June 15, 1999 (an "Additional Closing Date") the Company issued 862,069 shares to Beach with gross proceeds from the two tranches of $1,000,000. During the Company's first quarter ended September 30, 1999, the third of these tranches closed on July 15, 1999 with 843,170 shares issued to Beach for additional gross proceeds of $500,000. Closings for subsequent tranches (each, an "Additional Closing Date") are held after the Company gives a notice (each, a "Tranche Notice") to Beach. Without the consent of Beach, there can not be more than one Additional Closing Date in any one calendar month. Beach elected to participate in a fourth and fifth tranche which occurred on August 1, 1999 with the issuance of 856,164 shares and on September 13, 1999 with the issuance of 875,657 shares and net proceeds to the Company of $978,458. Subsequent to the end of the Company's first fiscal quarter, Beach participated in a sixth tranche with net proceeds to the
Company of $475,000.   Beach was not required under the Agreement to
participate in the fourth and fifth tranches because the Company's price of its common shares in the market was below the required $.75 per share.
Beach's obligation to purchase additional tranches over the initial $1,500,000 in funding, is conditioned on several factors discussed below.

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

          In addition, once Beach purchased $1,500,000 (completed as of July 15, 1999) of the Company's Common Stock, Beach's obligation to fund subsequent tranches is subject to the following conditions: (1) the lowest sale price of the Common Stock during the period from the date of the Tranche Notice to and including the trading day before the relevant Additional Closing Date (the "Current Price") must be seventy-five cents ($0.75) or more and (2) the average daily trading volume for the twenty consecutive trading days ending the day before the relevant Additional Closing Date must be 200,000 or more shares.

          The Company also agreed to issue certain additional shares ("Supplemental Shares") to Beach based on the average of the lowest sale price of a share of Common Stock for any five trading days selected by Beach during the period beginning on the first trading day after each closing date (whether the Initial Closing Date or an Additional Closing Date) and continuing through and including the twentieth trading day after that closing date. If that average (the "Market Price of the Common Stock") is less than 95% of the Current Price applicable to the relevant closing date (the "Base Price"), the Company will issue the number of Supplemental Shares equal to (1) the product of (x) the number of shares purchased on the relevant closing date, multiplied by (y) the excess of the Base Price over the Market Price of the Common Stock, divided by (2) the Market Price of the Common Stock. The Company is obligated to issue the Supplemental Shares, if any, within 30 days after the relevant closing date. In connection with the shares issued on the initial Closing Date, the Company issued 57,945 Supplemental Shares to Beach; supplemental shares were also issued on the third tranche equal to 70,746 and on the forth tranche equal to 69,080 shares taking into account a reduction due to an 8,463 share overage in the second tranche. No supplemental shares were issued in the fifth tranche and the Company has not calculated the number of supplemental shares, if any, to be issued in the 6th tranche. Because Beach is not required to purchase additional shares unless certain provisions are met as set forth in the preceding paragraph, there is no assurance that Beach will ultimately provide the Company with the full $7 Million. The Company has amended its Prospectus twice as a result of the Investment Agreement. The first amendment was filed with the Securities and Exchange Commission as part of a Post effective Amendment to its Form SB-2 on April 1, 1999; the second was filed on July 16, 1999 under rule 424(b)(3). Because the Company is registering the Beach shares for resale, it is required to maintain its Prospectus in effect.

     * Agreement with Manhattan Financial Group *

       Since January 1, 1997, the Company has been a party to a Consulting Agreement with MFG covering financial services. MFG provides regular financial advising services to the Company, such as strategic consulting to arrange financing of projects including the Beach Investment Agreement discussed above, and the Sutro Agreement discussed below. The term of the agreement is for one year, automatically renewable for additional periods of one year thereafter unless terminated upon proper notice. The consideration for the agreement was 100,000 shares of the Common Stock and an option to purchase 2,000,000 shares of the Common Stock. The Consulting Agreement with MFG remains in effect and MFG's fees are negotiated on a case by case basis depending on the service provided and the extent of its involvement with a specific financing project. During this fiscal quarter the Company has compensated MFG approximately $ 120,000.

     * Agreement with Sutro *

     The Company signed an agreement with Sutro & Co Incorporated ("Sutro") on October 8, 1999 to provide investment banking services, including but not limited to a private stock placement of the Company's common stock. The agreement provides for a non-refundable retainer of $50,000, placement fees of 1 1/2% to 6 1/2% depending on the debt or equity sources and a 3% of equity ownership for warrants at current market exercise prices should an equity placement occur. The agreement with Sutro is attached hereto and incorporated by reference as Exhibit 10(lll).

CAPITAL REQUIREMENTS/PLAN OF OPERATION

      The Company will require an estimated $6,000,000 - $7,000,000 for the next 12 months for its research and development programs, preclinical and clinical testing, development of its sales and distribution efforts, operating expenses, and regulatory processes. The Company's capital requirements, however, may vary from its estimates and depends on numerous factors, including the progress of its research and development programs; results of preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; the economic impact of competing technological and market developments; licensing and other relationships; and the terms of any new collaborative, licensing and other arrangements that the Company may establish. The Company estimates that it will need approximately $4.5 Million to complete CTICO's clinical trials; $1.5 Million for day-to-day operating expenses including its lease payments on two facilities of $60,000 per year; $600,000 -$700,000 to cover salaries; and $400,000 for legal and accounting to maintain its Prospectus in effect as well as for SEC compliance with reporting obligations. The Company currently has eight employees and will likely hire an additional employee during its second fiscal quarter to assist in engineering support.

      The following constitute the various aspects of the Company's Plan of Operation over the next twelve months in order of priority: (1) the completion of PMA on the CTI Breast Imaging System through clinical trials as well as continued system integration development and algorithm development by the Company associated therewith; and (2) additional efforts for CTI Systems development for other applications, such lower back imaging, especially regarding insurance coding.

     The Company anticipates that the existing agreement with Beach Boulevard LLC will fund its operations thru the majority of fiscal year 1999-2000; any additional funding from Sutro will allow the Company to accelerate its FDA testing and research and development expenditures to bring its system to market. There is no guarantee that Beach will provide such the remainder of the funding especially if the price of the Company's common stock falls below $.75 in the market. If anticipated funding falls short, the Company will rely on affiliates to continue to support the Company either through loans or contributions to capital in exchange for the restricted common stock of the Company. In the recent quarter ended such contributions have been minimal because the Beach funding has provided sufficient cash for the Company's needs.

         COMPLETION OF PMA/FDA APPROVAL/CLINICAL TRIALS -The efficacy of the CTI Breast Imaging System is currently subject to confirmation in FDA clinical trials as a tool complementary to mammography. The FDA clinical trials requirement for CTICO to receive its PMA approval requires medical facilities to conduct examinations and conduct and produce clinical statistical data from use of the CTI Breast Imaging System. The rate of conducting examinations determines the monthly cash flow requirements and the time for qualifying for PMA. CTICO also incurs costs for FDA legal counsel and for consulting services from a firm recognized by the FDA for overseeing clinical trial data collection and adherence to FDA requirements. The Company has advanced CTICO approximately $7 Million through September 30, 1999. The current estimated requirements to fund CTICO's research and clinical testing are approximately $500,000 per quarter. Management has set a goal of completing the clinical testing for the PMA portion of FDA approval process during the next 12 months and anticipates additional related costs of $4.5 Million. Module One of the FDA data set was submitted to the FDA in September of 1999. The Company must submit four additional data set modules to the FDA before final review by the FDA can be completed.

          CTI SYSTEM DEVELOPMENT - The Company has committed to devote a major portion of its resources and subsequent capital financing, in excess of its fixed operating costs, to the operations of CTICO for the completion of the ongoing FDA Clinical Trials. Although the Company is prioritizing its funding of CTICO, it also plans to conduct multiple clinical trials involving the CTI System in the identification of soft tissue maladies. Although such clinical trials may not be necessary for physicians to use the CTI System, the benefit of specific purpose clinical trials will be to enable the Company to reference medical efficacy claims in connection with marketing efforts, to enhance physician in the CTI System, and to obtain the designation of insurance payment codes for particular CTI System procedures. Management believes that the market in the United States alone for the CTI System would be dramatically enhanced if clinical trials were to substantiate the Company's assertion that the CTI System can distinguish and verify fraudulent (versus real muscular) lower back pains.

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

YEAR 2000 COMPLIANCE

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

COMMITMENTS OF CAPITAL EXPENDITURES/SOURCES OF FUNDING

      See Plan of Operation/Cash Requirements above.

TRENDS/UNCERTAINTIES AFFECTING CONTINUING OPERATIONS

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

                   PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities

    No instruments defining the rights of securities holders have been materially modified, limited or qualified. The following securities were issued since the Company's Annual Report on Form 10KSB for the year ended June 30, 1999 which have not been registered under the Securities Act of 1933.

     During the Company first fiscal quarter ended September 30, 1999, it issued an aggregate of 33,997 shares of its unregistered common stock and 101,988 warrants to purchase shares of common stock to Sitrik & Company for services rendered in connection with investor relations. The warrants are exercisable immediately and expire at various dates beginning on September 30, 2003 through September 30, 2004, at an exercise price of $0.9375. The foregoing securities were issued for a deemed value of $31,873 and were issued in accordance with the exemption from registration requirements of Section 5 of the Securities Act of 1933, as amended, provided under Section 4(2), as a "transaction not involving a public offering."

      In addition, during the Company's first quarter it received $1,478,558 for the purchase of 2,273,280 of its commons shares from Beach in accordance with the Investment Agreement; the Beach shares purchased under the Investment Agreement are considered "registered" under the 1933 Act through the Company's Prospectus in effect.

Item 3.     Defaults Upon Senior Securities

            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 5.     Other Information.

            None.

Item 6.     Exhibits and Reports on Form 8-K.

   (a)      Exhibits

The following exhibits are filed as part of this Form 10-QSB for the Company's quarter ended September 30, 1999:

(i)
EXHIBIT NO.  EXHIBIT DESCRIPTION(1)       WHERE INCORPORATED IN THIS REPORT
----------   -------------------          -------------------------------
             Registration Statement                 Part I
             On Form SB-2, as amended
             Declared effective on Jan.
             8, 1999. (2)

             Post Effective Amendment to            Part I
             Registration Statement on
             Form SB-2, filed April 1,
             1999(2)

             Amended Prospectus under               Part I
             424(b)(3) as filed on
             July 16, 1999(2)

             Form 10KSB for the period              Part I and Part II
             Ended June 30, 1999 (2)

(ii)
EXHIBIT NO.     IDENTIFICATION OF EXHIBIT
-----------     --------------------------
10 eee          Beach Boulevard Security Purchase Agreement(3)
10 lll          Sutro Agreement (4)
27              Financial Data Schedule. (4))

(1) Summaries of all Exhibits contained within this Report are modified in their entirety by reference to these exhibits

(2) These documents and related exhibits have been previously filed with the Securities and Exchange Commission.

(3) Previously filed as part of the Company's Post-Effective Amendment to its Registration Statement on Form SB-2, filed on April 1, 1999.

(4) Filed herewith

   (b) Reports on Form 8-K -- None

                            SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                           COMPUTERIZED THERMAL IMAGING, INC.
                                           (Registrant)

Date: November 12, 1999                       By: /s/ David A. Packer
                                              ------------------------
                                                  David A. Packer
                                                  President/Treasurer
                                                  Chief Financial Officer