Form 10QSB
period 1999-12-31
COMPUTERIZED THERMAL IMAGING INC
filed 2000-02-18
CIK 1021853

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

         For the quarterly period ended December 31, 1999
                Commission file number : 000-23955

                COMPUTERIZED THERMAL IMAGING, INC.
  -------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

           Nevada                                87-0458721
--------------------------------     ---------------------------------
(State or other jurisdiction of     (IRS Employer identification number)
 incorporation or organization)

              476 HERITAGE PARK BOULEVARD, SUITE 210
                        LAYTON, UTAH 84041
        --------------------------------------------------
             (Address of principal executive offices)

                          (801) 776-4700
                     ------------------------
         (Issuer's telephone number, including area code)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12months (or for such shorter period that the registrant was required to file such reports) Yes [X ] No [ ], and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]   No [  ]

              APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    As of December 31, 1999, the issuer had outstanding 66,907,696 shares of its Common Stock, $0.001 par value.

                  PART I   FINANCIAL INFORMATION

Item 1.    Financial Statements.

    The unaudited financial statements of Computerized Thermal Imaging, Inc., a Nevada corporation (the "Company"), as of December 31, 1999, were prepared by Management and commence on the following page. In the opinion of Management the financial statements fairly present the financial condition of the Company.

                COMPUTERIZED THERMAL IMAGING, INC.
                  (A Development State Company)
                    Consolidated Balance Sheet
               December 31, 1999 and June 30, 1999

                                            (Unaudited)       (Audited)
                                            December 31,       June 30,
                                               1999              1999
                                           -------------    ----------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                 $  1,146,850    $       137,162
  Accounts receivable                              3,600                  -
  Software maintenance contract                  650,000                  -
                                            -------------   ----------------
    Total Current Assets                       1,800,450            137,162

PROPERTY AND EQUIPMENT
  Office equipment and furnishings               286,241            219,998
  Computer Equipment                             178,579            159,615
  Software license                             3,850,000                  -
  Accumulated Depreciation                      (180,025)          (140,970)
                                            -------------   ----------------
     Net Equipment                             4,134,795            238,643

Cash held in escrow pending escrow
 agreement on private placement                2,426,282                  -
Goodwill-acquisition of minority
 shareholder's equity in subsidiary              195,500                  -
                                            --------------   ---------------
      TOTAL ASSETS                          $  8,557,027     $      375,805
                                            ==============   ===============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                          $    414,977     $      470,870
  Software license contract                    4,500,000                  -
  Advances from affiliates                         7,042                  -
  Accrued liabilities                             57,674             64,644
                                             -------------   ---------------
    Total Current Liabilities                  4,979,693            535,514

Common stock held pending escrow on
 private placement                             2,426,282                  -

STOCKHOLDERS' EQUITY (DEFICIT):
  Convertible preferred stock, $5.00 par
    value, 100,000 shares authorized                   -                  -
  Common stock, $.001 par value; 100,000,000
    shares authorized, 66,907,696 shares
    issued and outstanding on December 31,
    1999 62,275,560 issued & outstanding
    as of June 30, 1999                           66,908             62,276
  Additional paid-in capital                  30,066,885         25,486,825
  Accumulated deficit during the
    development stage                        (28,982,741)       (25,708,810)
                                           --------------    ---------------
    Total Stockholders' Equity (Deficit)       1,151,052           (159,709)
                                           --------------    ---------------
       TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                    $   8,557,027     $      375,805
                                           ==============    ===============

See notes to audited financial statements as of June 30, 1999 and the notes to these financial statements.

                COMPUTERIZED THERMAL IMAGING, INC.
                  (A Development Stage Company)
               Consolidated Statement of Operations
                           (Unaudited)


                                                                                                  From
                                                                                              Inception on
                                   Three Months   Three Months    Six Months    Six Months    June 10, 1987
                                      Ended          Ended          Ended         Ended          Through
                                   December 31,   December 31,    December 31,  December 31,   December 31,
                                       1999           1998          1999          1998            1999
                                   -------------  -------------  -------------  ------------  -------------
Interest income                    $      7,975   $        934   $      9,468   $     1,667   $     35,475
Income from sale of prototype                -              -              -             -         180,815
                                   -------------  -------------  -------------  ------------  -------------

  Total income                            7,975            934          9,468         1,667        216,290
                                   -------------  -------------  -------------  ------------  -------------

Operating, general and admin-
  istrative expenses                    902,776        334,614      1,238,836       805,848     17,392,177
Research and development costs        1,251,617        593,411      2,005,508     1,148,164      9,037,753
Interest expense                              -        202,783              -       371,272      2,140,333
Depreciation expense                     22,750         10,686         39,055        22,206        180,025
Litigation settlement                     -                 -              -             -         514,380
                                   -------------  -------------  -------------  ------------  -------------
  Total cost and expenses             2,177,143      1,141,494      3,283,399     2,347,490     29,264,668

Gain on debt settlement                       -              -              -             -         65,637
                                   -------------  -------------   ------------  ------------  -------------
        Net Loss                   $ (2,169,168)  $ (1,140,560)   $(3,273,931)  $(2,345,823)  $(28,982,741)
                                   =============  =============   ============  ============  =============

Weighted average shares of common
 stock outstanding                   66,795,058      48,931,925     65,634,370   48,248,841
                                   =============  =============   ============= ============

Loss per common share              $     (0.03)   $     (0.02)    $     (0.05)  $    (0.05)
                                   =============  =============   ============= ============



See notes to audited financial statements as of June 30, 1999 and the notes to these financial statements.

                  COMPUTERIZED THERMAL IMAGING, INC.
                     (A Development Stage Company)
                 Consolidated  Statement of Cash Flows
                              (Unaudited)

                                             Six Months     Six Months     From Inception
                                                Ended          Ended       On June 10, 1987
                                             December 31,   December 31,   through December
                                                 1999           1998       31, 1999
                                            -------------   ------------   ----------------
Cash Flows From Operating Activities:
  Net loss                                  $ (3,273,931)   $(2,345,823)   $   (28,982,741)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation expense                          39,055          22,206           171,369
    Amortization of debt issuance costs
      and discounts                                    -         329,833           937,969
    Common stock, warrants, and options
      issued as compensation for services        374,108               -         9,285,704
    Common stock issued for interest expense           -               -           423,596
    Common stock issued to settle litigation           -               -           514,380
    Common stock issued for failure to
      complete timely registration                     -               -            82,216
    Extraordinary gain on debt extinguishment          -               -           (65,637)
  Changes in operating assets and liabilities:
   (Increase) in software maintenance contract  (650,000)                         (650,000)
    Decrease(increase)in accounts receivable      (3,600)              -            (3,600)
    Increase (decrease) in accounts payable,
     software contract, and accrued
     liabilities                               4,437,137         173,089         4,972,651
                                            -------------   -------------  ----------------
      Net Cash Used In Operating Activities      922,769      (1,820,695)      (13,314,093)

Cash Flows Used in Investing Activities:
  Sale of Assets                                       -               -             4,790
  Fixed asset capital expenditures               (85,207)           (618)         (460,954)
  Software license acquired                   (3,850,000)              -        (3,850,000)
  Acquisition of minority interest in
   subsidiary                                    (30,000)              -           (30,000)
                                            -------------   -------------  ----------------
      Cash Used in Investing Activities       (3,965,207)           (618)       (4,336,164)

Cash Flows from Financing Activities:
  Common stock issued for cash                 4,045,084         920,000        14,070,386
  Advances from stockholders                       7,042         631,833         2,327,780
  Proceeds from notes payable and accrued
   interest                                            -         377,218         3,213,132
  Legal fees and interest added to note                -         219,902           496,599
  Payment of debt issuance costs                       -               -          (133,600)
  Payment of notes and convertible debentures          -        (300,000)       (1,177,190)
                                            -------------   -------------  ----------------
      Cash Provided in Financing Activities    4,052,126       1,848,953        18,797,107

Net (decrease) increase in cash                1,009,688          27,640         1,146,850
Cash beginning of period                         137,162         230,064                 -
                                            -------------   -------------  ----------------
Cash, end of period                         $  1,146,850    $    257,704   $     1,146,850
                                            =============   =============  ================

Supplemental Schedule of Non-Cash Financing
and Investing Activities:
  Common Stock (70,000 shares) issued to
   individuals to acquired minority interest
   in subsidiary - goodwill                 $    165,000    $          -
  Common stock (771,200 shares) returned to
   equity - rescission offer declined                            306,873
                                            -------------   -------------
Total Supplemental Non-Cash Activities      $    165,000    $    306,873
                                            =============   =============
Cash paid for interest (no income tax paid) $          -    $          -   $        8,770
                                            =============   =============  ===============

 See notes to audited financial statements as of June 30, 1999 and the notes to these financial statements.
                                4

                COMPUTERIZED THERMAL IMAGING, INC.
                  (A Development Stage Company)
     Consolidated Statement of Stockholders' Equity (Deficit)
      For the Six Months Ended December 31, 1999 (Unaudited)


                                                                                     Total
                                  Common      Common    Additional                   Stock-
                                  Stock       Stock     Paid-in        Accumulated   Holders'
                                  Shares      Amount    Capital        Deficit       Equity
                                  ----------  --------- -------------  ------------- ------------
Balance at July 1,1999            62,275,560  $ 62,276  $ 25,486,825   $(25,708,810) $  (159,709)

Common stock issued for
 cash, at $.55 per share             913,916       914       499,086              -      500,000

Common stock issued for cash,
 net of offering expenses of
 $25,000 at $0.54 per share          933,707       934       474,066             -       475,000

Common stock issued for cash,
 net of offering expenses of
 $25,000 at $0.60 per share          875,657       876       502,583             -       503,459

Common stock issued to a
 corporation for services
 at $0.94 per share                   33,997        34        31,839             -        31,873

Common stock issued for cash, net
 of offering expenses of $25,000,
 at $1.25 per share                  400,641       401       474,569             -       474,970

Warrants exercised for cash, at
 $0.46 per share                     150,000       150        68,850             -        69,000

Warrants exercised for cash at
 $0.72 per share                     108,957       109        78,340             -        78,449

Warrants exercised for cash at
 $1.19 per share                     254,155       254       302,203             -       302,457

Common stock issued to two
 individuals for services @
 $1.20 per share                     200,000       200       239,800             -       240,000

Common stock issued to an indivi-
 dual for shares of CTICO (a sub-
 sidiary) at $1.20 per share          15,000        15        17,985             -        18,000

Common stock issued to an indivi-
 dual for shares of CTICO (a sub-
 sidiary) at $1.50 per share           5,000         5         7,495             -         7,500

Warrants exercised for cash at
 $2.50 per share                     656,700       657     1,641,093             -     1,641,750

Common stock issued to individual
 for services at $2.80 per share       2,000         2         5,598             -         5,600

Common stock issued to individual
 for shares of CTICO (a subsidi-
 ary) at $2.80 per share              50,000        50       139,950             -       140,000

Common stock issued to a corpora-
 tion for services at $2.50 per
 share                                18,521        18        46,284             -        46,302

Warrants exercised for services
  @ $3.63 per share                   13,885        13        50,319             -        50,332

Net loss for six months
  Ended December 31, 1999                 -         -            -       (3,273,931)  (3,273,931)
                                  ----------  --------- -------------  ------------- ------------
 Balance at December 31,  1999    66,907,696  $ 66,908  $ 30,066,885   $(28,982,741) $ 1,151,052
                                  ==========  ========= =============  ============= ============

 See notes to audited financial statements as of June 30, 1999 and the notes to these financial statements.
                                5

                COMPUTERIZED THERMAL IMAGING, INC.
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements

1.     UNAUDITED FINANCIAL STATEMENTS:

The unaudited consolidated financial statements for the six months ended December 31, 1999, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of results of operations have been made to the interim financial statements. Results of operations for the three-month and six-month periods ended December 31, 1999 and 1998 are not necessarily indicative of results of operations for the respective full years.

A summary of the Company's significant accounting policies and other information necessary to understand these consolidated financial statements for its second quarter ended December 31, 1999, is presented in the Company's audited financial statements for the years ended June 30, 1999 and 1998. Accordingly, the Company's audited financial statements, as contained in the Company's Form 10KSB for its year ended June 30, 1999 should be read in connection with these financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       The Company is a development stage company that is a medical imaging systems integrator producing a computerized clinical thermal imaging diagnostic and patient management system (the "CTI System"). Computerized Thermal Imaging Company ("CTICO")(formerly known as Thermal Medical Imaging, Inc.) is an 88% percent owned subsidiary of the Company that utilizes the CTI System especially configured as a breast cancer system which is a non-invasive, non-contact procedure that does not involve breast compression or exposure to radiation (the "CTICO System"). TRW, Inc. ("TRW") is the Company's primary systems development vendor. Battelle Memorial Institute ("BATTELLE") is one of the Company's system engineers. The Company has increased its ownership of its subsidiary, CTICO, from 80% to approximately 88% during its second fiscal quarter through a combination of cash and the issuance of unregistered common shares.

RESULTS OF OPERATIONS

    SECOND QUARTER ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998. The Company incurred a loss of $1,140,560 for the quarter ended December 31, 1998, as compared to a loss of $ 2,169,168 for the three months ending December 31, 1999. The Company had no revenues in either period although the loss for December 31, 1999 does reflect interest income of $7,975. The increase in losses was attributable to significant increases in both general and administrative expenses. and in research and development expenses as the Company escalates its efforts to confirm PMA for its CTICO Systems and fund its business plan.

    General and administrative expenses increased by over $568,162 when comparing the three months ended December 31, 1999 verses 1998. This increase is mainly the result of: (1) an increase in stockholder services/communications/promotion of $250,000; (2) a $240,000 expense for financial consulting compensated in common stock of the Company with no similar expenses in the prior year's second quarter, and (3) additional office personnel salaries. The Company did experience some reductions between
the two   three- month periods in general and administrative expenses which included reductions in legal, accounting and SEC compliance due to the elimination of extra legal and accounting expenses incurred in connection with the filing of the Company's Registration Statements on Form SB-2 which was declared effective immediately after the Company's second quarter ended December 31, 1998.

      Between the two periods there was also a large increase in research and development related expenses reflecting the Company's efforts to achieve preliminary market approval on the CTICO System. Research and development expenses increased from $ 593,411 in 1998's second fiscal quarter to $1,251,617 in 1999's second quarter. These expenses demonstrate a reduction in FDA testing/ consulting but a significant increase of over $346,000 in TRW contract and patent work, and the addition of a $217,505 expense related to BATTELLE 's services not experienced in that same period in 1998.

    The Company has no interest bearing debt in the current fiscal year; in the same quarter of the prior year, the Company booked an interest expense of $202,783 which was largely due to the realization of a $329,833 discount on two notes payable to MFG during that period. This discount is attributable to the fact that the notes were convertible into common stock at a rate of fifty percent (50%) of the market price of the Company's common stock at maturity.

    SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998 . During the Company's six month period ended December 31, 1999, it suffered net losses of $3,273,931, an increase over that same six month period in 1998 of $928,108; the Company's
net loss for the six months ended December 31, 1998 was $2,345,823.   The
Company's increased net losses were mostly due to an $857,344 increase in research and development expenses and a $432,988 increase in general and administrative expenses.

    The Company's increase in expenses was largely related to a gear up in the second quarter which is discussed in the three month comparison above. The Company's administrative and research and development expenses were somewhat similar in the comparative first quarters; however, they escalated dramatically during the second quarter of this year as the Company obtained additional funding from the exercise of warrants and the sale of its common stock. The Company is attempting to accelerate its FDA approval process as well as making some preliminary marketing efforts towards acceptance in the medical community.

    The Company has incurred no interest expense in the current year vs. $371,272 in the prior year. The Company has paid all of its notes in full.

    Research and development expenses increased between the two six month periods approximately $857,344, and reflect a large increase of $379,411 in TRW and patent work, a $79,000 increase in FDA testing and consulting, and a $313,000 increase in associated research and development expenses incurred through BATTELLE. There was also a $21,000 increase in salary expenses and an approximate $21,000 increase in clinical trial expenses.

SOURCES OF LIQUIDITY  - CAPITAL RESOURCES

No Revenues from Operations
---------------------------

      The Company has had no significant revenues from operations from inception. The Company's cash requirements consist of: office salaries and
expenses including lease payments on its office space,   software license and
maintenance contracts payments, legal and accounting fees to comply with securities registration and reporting requirements, cost of clinical trials,
TRW and BATTELLE technical support,   FDA consulting expenses, and expenses
associated with its current private placement. (See CAPITAL REQUIREMENTS/PLAN OF OPERATION, below.) The Company's capital resources are: equity funding from the sale of the common stock through a private placement currently being conducted, equity funding pursuant to its agreement in effect with Beach Boulevard LLC, and exercise of warrants by current shareholders, to meet cash
requirements through December 31,   2000.

    The Company funded its losses during its six months ended December 31, 1999 through the issuance of common stock for cash contributions aggregating $4,045,084 which came from Beach Boulevard and warrant holders exercising warrants. The shares issued for cash during the period were registered in the Company's Prospectus. The Company is currently conducting a private placement of its securities and has raised $2,426,282 as of December 31, 1999. The funds are held in escrow pending minimum proceeds of $12,000,000. (See "Private Placement Memorandum", below.) The Company also utilized restricted common shares for compensation to various individuals and corporations for services aggregating $374,108. In addition, during the Company's second fiscal quarter of 1999, it acquired an 8% additional interest in its subsidiary, CTICO, for a combination of $30,000 in cash and restricted common stock totaling $165,000. The Company also incurred capital expenditures for upgrades of its computers and CTI Systems totaling $85,207. During the Company's second fiscal quarter it also acquired a software license agreement to establish its information database for $3,850,000 along with a maintenance agreement for the year 2000 for $650,000.  The acquisition is payable in three installments due in
February, June and December of 2000 .   The Company has not relied on
shareholder advances during this fiscal year, unlike prior periods.

    In comparison, the Company funded its losses during the six months ended December 31, 1998 through issuances of common stock in exchange for cash contributions, notes, and through advances from one or more of the parties which have consistently provided funding to the Company: Thermal Imaging, Inc. ("TII"), an affiliate of Mr. Johnston, Doug Holt doing business as PDH, Ltd.("PDH"), an independent contractor which provides various services to the Company and Daron Dilia doing business as Manhattan Financial Group ("MFG"). The Company received funding of $631,833 in non-interest bearing advances in the six month period ended December 31, 1998. The Company received loans from MFG in the amount of $377,218 (including accrued interest) during the September and October of 1998 and no notes were entered into in the comparative period of 1999. The Company also paid legals fees through a revolving note which had $219,902 in legal fees and interest added to it in 1998. Both the notes to Company's former legal counsel and to MFG have been paid in full.

Prospectus in Effect
--------------------

    The Company's prospectus (the "Prospectus") filed as part of its Registration Statement on Form SB2 was declared effective by the Securities and Exchange Commission on January 8, 1999. The Prospectus was filed on behalf of certain selling shareholders as well as to register the common stock underlying certain warrants and options. The Prospectus was amended as part of a Post Effective Amendment to its SB-2 on April 1, 1999 as a result of the Company entering into a securities purchase agreement with Beach Boulevard LLC (the "Investment Agreement"). (The Investment Agreement has been filed as
Exhibit 10eee as part of the Company's Post Effective Amendment.) The Company expects to raise up to $7,000,000 as a result of the Investment Agreement and has, to date, received a little less than $3,000,000 including a $474,970 investment made by Beach during the quarter covered by this report. The Company's Prospectus was amended a second time on July 16, 1999. The Company has not received any other funding under its agreement with Beach since Beach's $474,970 investment on October 20,1999,although the Agreement is still in effect (See "Investment Agreement with Beach Boulevard LLC" below). The
Company is also receiving funding from warrant holders.   The majority of the
securities underlying exercised warrants were registered as part of its Prospectus. (See "Warrant Exercise" , below)

Private Placement Memorandum
----------------------------

    On December 12, 1999, the Company commenced a private placement of a minimum of $12,000,000 and a maximum of $30,000,000 of its securities. The offering is structured with a minimum investment of $50,000 for the purchase of one unit. A unit consists of 13,123 shares and 13,123 warrants at an offering price of $2.81 per share and $1.00 per warrant. Warrants are convertible into common shares at a rate of 50% of the initial number of shares purchased at $5.00 per share and terminate on the fifth year after the
closing of the offering.   The close of the offering was December 31,1999 and
has been extended until February 29, 2000. As of the date hereof, the Company has not received the minimum proceeds in the offering and funds are subject to escrow. If minimum proceeds are not received, under the terms of the offering, any funds received will be returned to the investors. The Company also agreed to register the Common stock and warrants on or before July 1, 2000. The Company had received $2,426,282 as of December 31, 1999 from the private placement.

Warrant Exercise
----------------

    During the Company's second fiscal quarter, warrants were exercised for the purchase of 1,183,697 common shares of the Company for proceeds to the Company of $ 2,141,989. Subsequent to the quarter ended, an additional 94,500 shares were issued pursuant to exercise of warrants for $227,350 in additional proceeds. The warrants were exercised at prices ranging from $.46 to $3.63 share. The majority of the underlying shares were registered in the Company's Prospectus in effect. The Company expects exercise of warrants to continue so long as the price of its common stock in the over-the-counter market continues to be higher than the exercise price of the warrants especially for those warrants registered in the Prospectus.

Investment Agreement with Beach Boulevard LLC
---------------------------------------------

      On March 4, 1999, the Company entered into a Securities Purchase Agreement (as amended in May, the "Investment Agreement") with Beach Boulevard L.L.C. ("Beach"). Subject to certain conditions provided in the Investment Agreement, the Company may require Beach to purchase up to $7,000,000 of Common Stock of the Company in a series of tranches of $500,000 each. The first two tranches were completed prior to the Company's fiscal year ended June 30, 1999. At the closing of the first of these tranches on May 13, 1999 (the "Initial Closing Date"), the Company issued 757,576 shares to Beach. At the closing of the second of these tranches on June 15, 1999 (an "Additional Closing Date") the Company issued 862,069 shares to Beach with gross proceeds from the two tranches of $1,000,000. During the Company's first quarter ended September 30, 1999, the third of these tranches closed on July 15, 1999 with 843,170 shares issued to Beach for additional gross proceeds of $500,000. Closings for subsequent tranches (each, an "Additional Closing Date") are held after the Company gives a notice (each, a "Tranche Notice") to Beach. Without the consent of Beach, there can not be more than one Additional Closing Date in any one calendar month. Beach elected to participate in a fourth and fifth tranche which occurred on August 1, 1999 with the issuance of 856,164 shares and on September 13, 1999 with the issuance of 875,657 shares and net proceeds to the Company of $978,458. During the Company's quarter ended December 31, 1999, Beach participated in a sixth tranche with net proceeds to the Company of $474,970. Since Beach's participation in the 6th tranche, the Company has made no requirements of funding by Beach, although Beach's obligation to provide funding should the Company elect to require participation continues in effect and is conditioned on several factors discussed below.

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

          The Company also agreed to issue certain additional shares ("Supplemental Shares") to Beach based on the average of the lowest sale price of a share of Common Stock for any five trading days selected by Beach during the period beginning on the first trading day after each closing date (whether the Initial Closing Date or an Additional Closing Date) and continuing through and including the twentieth trading day after that closing date. If that average (the "Market Price of the Common Stock") is less than 95% of the Current Price applicable to the relevant closing date (the "Base Price"), the Company will issue the number of Supplemental Shares equal to (1) the product of (x) the number of shares purchased on the relevant closing date, multiplied by (y) the excess of the Base Price over the Market Price of the Common Stock, divided by (2) the Market Price of the Common Stock. The Company is obligated to issue the Supplemental Shares, if any, within 30 days after the relevant closing date. In connection with the shares issued on the initial Closing Date, the Company issued 57,945 Supplemental Shares to Beach; supplemental shares were also issued on the third tranche equal to 70,746 and on the forth tranche equal to 69,080 shares taking into account a reduction due to an 8,463 share overage in the second tranche. No supplemental shares were issued in the fifth tranche or 6th tranche. Because Beach is not required to purchase additional shares unless certain provisions are met as set forth in the preceding paragraph, there is no assurance that Beach will ultimately provide the Company with the full $7 Million. The Company has amended its Prospectus twice as a result of the Investment Agreement. The first amendment was filed with the Securities and Exchange Commission as part of a Post effective Amendment to its Form SB-2 on April 1, 1999; the second was filed on July 16, 1999 under rule 424(b)(3). Because the Company is registering the Beach shares for resale, it is required to maintain its Prospectus in effect.

Software Licensing and Maintenance Agreement
--------------------------------------------

    The Company entered into a contract and license agreement with a database management provider. for the licensing of database software at a cost to the Company of $3.85 Million dollars; the license also included a maintenance contract for the year 2000 at a cost to the Company of $650,000. Payments are due as follows: $1,612,000 on February 28, 2000; $1,925,000 on June 15, 2000
and  $963,000 on December 31, 2000.

Agreement with Sutro
---------------------
     The Company signed an agreement with Sutro & Co Incorporated ("Sutro") on October 8, 1999 to provide investment banking services, including but not limited to a private stock placement of the Company's common stock. The agreement provides for a non-refundable retainer of $50,000, placement fees of 1.5% to 6.5% depending on the debt or equity sources and a 3% of equity ownership for warrants at current market exercise prices should an equity placement occur. (The agreement with Sutro was filed as a part of the Company's Form 10QSB for September 30, 1999). In connection with the Sutro Agreement, the Company issued warrants to Sutro convertible into up to 200,000 shares of the Company's common stock at an exercise price of $1.70 per share, exercisable anytime before December 15, 2000. The Company terminated its agreement with Sutro on or about December 9, 1999, by mutual agreement of the parties. Sutro has "piggy back registration rights" for its warrants should the Company file a registration statement with the Securities and Exchange Commission; if the Company does not file a registration statement before July 1, 2000, Sutro has the right to demand registration of their warrants.

Agreement with Manhattan Financial Group
----------------------------------------

       Since January 1, 1997, the Company has been a party to a Consulting Agreement with MFG covering financial services. MFG provides regular financial advising services to the Company, such as strategic consulting to arrange financing of projects including the Beach Investment Agreement discussed above, and the Sutro Agreement discussed below. The term of the agreement is for one year, automatically renewable for additional periods of one year thereafter unless terminated upon proper notice. The consideration for the agreement was 100,000 shares of the Common Stock and an option to purchase 2,000,000 shares of the Common Stock. The Consulting Agreement with MFG remains in effect and MFG's fees are negotiated on a case by case basis depending on the service provided and the extent of its involvement with a
specific financing project.   During this second fiscal  quarter the Company
has compensated MFG approximately $40,000 .

CAPITAL REQUIREMENTS/PLAN OF OPERATION

             The Company will require an estimated $11,500,000 for the next 12 months for its research and development programs, preclinical and clinical testing, development of its sales and distribution efforts, software licensing and maintenance contracts, operating expenses, and regulatory processes. The Company's capital requirements, however, may vary from its estimates and depends on numerous factors, including the progress of its research and development programs; results of preclinical and clinical testing; the time and cost involved in obtaining regulatory approvals; the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; the economic impact of competing technological and market developments; licensing and other relationships; and the terms of any new collaborative, licensing and other arrangements that the Company may establish. The Company estimates that it will need approximately $4 Million to complete CTICO's clinical trials; $4.5 Million for its software license and contract; $1.5 Million for day-to-day operating expenses including its lease payments on two facilities of $60,000 per year; $900,000 -$1,000,000 to cover salaries; and $400,000 for legal and accounting to maintain its Prospectus in effect as well as for SEC compliance with reporting obligations. The Company currently has eleven employees, three of which were hired during its second fiscal quarter to assist in engineering support.

      The following constitute the various aspects of the Company's Plan of Operation over the next twelve months in order of priority: (1) the completion of PMA on the CTI Breast Imaging System through clinical trials as well as continued system integration development and algorithm development by the Company associated therewith; (2) additional efforts for CTI Systems development for other applications, such as lower back imaging, especially regarding insurance coding.; (3) the development of 18-81 CTICO Systems and 3-12 general use CTI Systems (provided the Company successfully completes funding under it Private Placement) and, (4) and development of relationships with potential marketing and/or support entities.

    The Company will rely on the following to fund its operations over the next 12 months:

    (1) It anticipates that it will continue to receive funding from warrant holders converting warrants into common stock. There are still approximately 3,100,000 shares underlying warrants which can be purchased upon conversion at exercise prices ranging from $.72 to $2.50. Of the outstanding warrants, the majority of the underlying shares are registered under the Company's Prospectus in effect, with approximately 280,000 shares underlying warrants which have not been registered and subject to restrictions on transfer. The likelihood of exercise remains high as long as the Company's price of its common stock in the over-the-counter market remains above the strike price. The average price of the Company's common stock in the over-the-counter market during January/February of 2000 was approximately $3.88 per share

    (2) Beach Boulevard LLC will continue to be a major source of funding for the majority of fiscal year 2000; Beach is required under the Beach Agreement to provide an additional $4 Million in $500,000 tranches when requested by the Company, subject to certain other requirements. (See above SOURCES OF LIQUIDITY - CAPITAL RESOURCES, "Investment Agreement with Beach Boulevard LLC").

    (3) The Company expects to raise additional funding from its Private Placement which will allow the Company to accelerate its FDA testing and research and development expenditures to bring its system to market including building a number of CTICO Systems. The Company's Private Placement is a Minimum $12,000,000 - Maximum $30,000,000 offering and will close on February 29, 2000. The Company has not raised the minimum in the offering and will be required to return funds to investors in the offering if it does not receive $12,000,000 on or before the closing date. (See SOURCES OF LIQUIDITY - CAPITAL RESOURCES, "Private Placement Memorandum" above.)

     The Company believes it will have sufficient capital from warrant exercise and Beach Boulevard to fund its business plan over the next year. If anticipated funding falls short, the Company will rely on affiliates to support the Company either through loans or contributions to capital in exchange for restricted common stock of the Company; such affiliates also occasionally provide services which are compensated in restricted stock. In the recent quarter such advances by affiliates have been minimal and consisted of $40,000 worth of services rendered by Manhattan Financial and PDH, Ltd.

Completion of PMA/FDA Approval/Clinical Trials
-----------------------------------------------

    The efficacy of the CTI Breast Imaging System is currently subject to confirmation in FDA clinical trials as a tool complementary to mammography. The FDA clinical trials requirement for CTICO to receive its PMA approval requires medical facilities to conduct examinations and conduct and produce clinical statistical data from use of the CTI Breast Imaging System. The rate of conducting examinations determines the monthly cash flow requirements and the time for qualifying for PMA. CTICO also incurs costs for FDA legal counsel and for consulting services from a firm recognized by the FDA for overseeing clinical trial data collection and adherence to FDA requirements. The Company has advanced CTICO approximately $7.8 Million through December 31, 1999. The current estimated requirements to fund CTICO's research and clinical testing are approximately $500,000 per quarter. Management has set a goal of completing the clinical testing for the PMA portion of FDA approval process during the next 12 months and anticipates additional related costs of $4 Million. Module One of the FDA data set was submitted to the FDA in September of 1999 and approved by them in December of 1999. The Company must submit four additional data set modules to the FDA before final review by the FDA can be completed.


CTI System Development
----------------------

     The Company has committed to devote a major portion of its resources and subsequent capital financing, in excess of its fixed operating costs, to the operations of CTICO for the completion of the ongoing FDA Clinical Trials. Although the Company is prioritizing its funding of CTICO, it also plans to conduct multiple clinical trials involving the CTI System in the identification of soft tissue maladies. Although such clinical trials may not be necessary for physicians to use the CTI System, the benefit of specific purpose clinical trials will be to enable the Company to reference medical efficacy claims in connection with marketing efforts, to enhance physician acceptance of the CTI System, and to obtain the designation of insurance payment codes for particular CTI System procedures. Management believes that the market in the United States alone for the CTI System would be dramatically enhanced if clinical trials were to substantiate the

Company's assertion that the CTI System can distinguish and verify fraudulent (versus real muscular) lower back pains.



The Company's Representation Agreement with Computerized Thermal Imaging
------------------------------------------------------------------------
International Inc.
-----------------

    In an effort to prepare for the future deployment of CTI Systems, the Company has entered into two letter agreements with Computerized Thermal Imaging International Inc. ("CTII") whereby CTII received the exclusive right to represent the Company in expanding its business into Central and South America, prepare and implement a marketing strategy for deployment of CTI Systems; procure specifically identified equipment exclusively from the Company; have the right of first refusal on the Company's Health Card manufacturing worldwide; and procure a minimum of 100 CTI Systems over a two year period. The Company agreed to provide technology and equipment as needed by CTII and provide training as required by CTII with CTII responsible for the cost of such training when performed in Mexico. The Agreement also contemplates CTII's intention of creating a consortium for the purpose of deploying and supporting CTI Systems and acknowledges CTII having entered into a Letter of Intent with Pegaso PCS, S.A. de C.V. as a network service provider for the CTI System development in Mexico. The CTII agreement with the Company was executed on October 28, 1999 and provided for compensation to CTII in options to purchase up to 5,000,000 shares of the Company's common stock based on CTII's deployment/placement of CTI Systems. Options to purchase 50,000 shares will be issued for each CTI System deployed at a strike price equal to the bid price on the effective date less 15% . Options will expire two years
from issuance.   The Company will ultimately  own 15% of CTII . No options
have been granted under the agreement as of this date, and no CTI Systems have been deployed by CTII.

Source of Potential Long-term Liquidity: Equipment Financing/ Use Agreements
----------------------------------------------------------------------------

     The Company expects that both Use Agreements and equipment financing will be sources of long term liquidity although it is premature to anticipate the results of either. Although the Company has investigated both options and has in fact entered into preliminary discussions with equipment financing companies, it is awaiting PMA on its CTI Breast Imaging System, before entering into any additional planning regarding either. Much of what the Company anticipates as being its sources of long-term liquidity will be a result of (1) whether or not it achieves PMA on its CTI Breast Imaging System,
(2) if PMA is achieved, the development of a more definitive marketing strategy, (3) how successful such marketing strategy proves to be, (4) whether it is able to develop its CTI System for other applications in the United States, and (5) the results of marketing efforts of the CTI System in the PRC, Thailand, and Latin America pursuant to its Agreement with CTII.

Year 2000 Compliance
--------------------

To date, the Company has not experienced any Year 2000 problems and is unaware of any Year 2000 issues related to any of its customers and vendors.

Uncertainties Affecting Liquidity
---------------------------------

      The Company is largely dependent on both warrant holders and Beach to provide for liquidity over the next year; it is possible that Beach will fail to provide the required funding when requested. In addition, if the price and volume of the Company's common stock in the market place goes below certain amount, it will be insufficient to enable the Company to require the purchase of additional shares by Beach. (See "Investment Agreement with Beach Boulevard LLC " above.) A drop in share price in the over-the-counter market would also affect warrant exercise. The Company may also fail to raise funds in its Private Placement. The Company, since inception, has continually sought funding for both its day to day operations and its business purpose and has often sought substantial loans from affiliates and shareholders which were often repaid in stock. Until such time as the Company begins receiving revenues from operations (not likely until and unless PMA approval is received), the Company will be faced with the difficulties and expenses associated with meeting its financing needs.

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

    PART III - OTHER INFORMATION

Item 1.        Legal Proceedings

    None

Item 2.        Changes in Securities

    No instruments defining the rights of securities holders have been materially modified, limited or qualified. The following securities were issued since the Company's last report for the quarter ended September 30, 1999, which have not been registered under the Securities Act of 1933. The following does not include any shares issued to Beach under the Beach Agreement or the issuance of any shares upon conversion of warrants which were registered in the Company's Prospectus as declared effective on January 8, 1999, amended as part of the Company's Post Effective Registration Statement on April 1, 1999, and amended again on July 16, 1999.

    (1) The Company issued 200,000 warrants to Sutro & Co Incorporated in connection with a financing agreement. The warrants are convertible into 200,000 unregistered common shares of the Company at $1.70 per share and will expire on December 15, 2000. Sutro also received registration rights in connection with the warrants. The warrants were issued in reliance upon the exemption available under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

    (2) The Company issued an additional 70,000 unregistered common shares to three shareholders of CTICO in exchange for their respective interests in CTICO, a subsidiary of the Company. The transaction was valued at $ 165,500. The shares were issued in reliance upon the exemption available under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

    (3)     The Company issued an aggregate of 13,885 shares upon conversion
of certain warrants by Sitrik & Company.   These warrants were not registered
and were exercised for performance at a deemed value of $3.63 per share. The Company relied on the exemption from registration. provided for under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

    (4) The Company issued an aggregate of 2,000 unregistered common shares to an employee of the Company as a bonus for services performed throughout the 1999 calendar year at a deemed value of $2.80 per share. The shares were issued in reliance upon the exemption available under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."

    (5) The Company issued an additional 18,521 shares to a corporation for services at a deemed value of $2.50 per share; and 200,000 shares to two individuals for $240,000 in services related to financing. The same were issued in reliance upon the exemption available under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering."


Item 3.        Defaults Upon Senior Securities

    Not applicable.

Item 4.        Submission of Matters to a Vote of Security Holders

    None.


Item 5.        Other Information.

    None.

Item 6.        Exhibits and Reports on Form 8-K.

    (a)        Exhibits

The following exhibits are filed as part of this Form 10-QSB for the Company's quarter ended December 31, 1999:

(i)
EXHIBIT NO    EXHIBIT DESCRIPTION(1)    WHERE INCORPORATED IN THIS REPORT

              Registration Statement         Part I and Part II
              On Form SB-2, as amended
              Declared effective on Jan.
              8, 1999. (2)

              Post Effective Amendment to    Part I and Part II
              Registration Statement on
              Form SB-2, filed April 1,
              1999(2)

              Amended Prospectus under       Part I and Part II
              424(b)(3) as filed on
              July 16, 1999(2)

              Form 10KSB for the Year        Part I
              Ended June 30, 1999 (2)

              Form 10QSB for the period      Part I and Part II
              Ended September 30, 1999(2)

(ii)
EXHIBIT NO.     IDENTIFICATION OF EXHIBIT

10 eee    Beach Boulevard Security Purchase Agreement(3)
10 lll    Sutro Agreement (4)
10mmm     Letter Agreement with Computerized Thermal Imaging International,
           Inc. dated October 28, 1999(5)
27        Financial Data Schedule. (5)


(1) Summaries of all Exhibits contained within this Report are modified in their entirety by reference to these exhibits

(2) These documents and related exhibits have been previously filed with the Securities and Exchange Commission.

(3) Previously filed as part of the Company's Post-Effective Amendment to its Registration Statement on Form SB-2, filed on April 1, 1999.

(4) Previously filed with the Company's Quarterly Report on Form 10QSB for September 30, 1999

(5) Filed herewith

     (b)      Reports on Form 8-K

     None

                            SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COMPUTERIZED THERMAL IMAGING, INC.
                                         (Registrant)


                                         /s/ David A. Packer
Date: February 18, 2000                 ___________________________________
                                          David A. Packer
                                          President/Treasurer
                                          Chief Operating Officer
                                          Director