Form 10QSB
period 2000-03-31
COMPUTERIZED THERMAL IMAGING INC
filed 2000-04-20
CIK 1021853

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB


                                  (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2000


[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________


                      Commission file number: 000-23955


                      COMPUTERIZED THERMAL IMAGING, INC.
        --------------------------------------------------------------
      (Exact name of small business issuer as specified on its charter)

      Nevada                                    87-0458721
-------------------------------           ------------------------------
(State or other jurisdiction of           (IRS Employer
incorporation or organization)             Identification No.)


                    476 HERITAGE PARK BOULEVARD, SUITE 210
                              LAYTON, UTAH 84041
              --------------------------------------------------
                   (Address of principal executive offices)


                                (801) 776-4700
                           ------------------------
             (Registrant's telephone number, including area code)


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]
No [   ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, par value $0.001, of which 67,709,001 shares were issued and outstanding as of March 31, 2000.

                      COMPUTERIZED THERMAL IMAGING, INC.

                                       INDEX                          Page No.
PART I.    Financial Information

Item 1.    Financial Statements

           Consolidated Balance Sheets
             March 31, 2000 and June 30, 1999                              3

           Consolidated Statements of Operations
             Three Months Ended March 31, 2000 and 1999
             Nine Months Ended March 31, 2000 and 1999
             From Inception Through March 31, 2000                         4

           Consolidated Statements of Cash Flows
             Three Months Ended March 31, 2000 and 1999
             Nine Months Ended March 31, 2000 and 1999
             From Inception Through March 31, 2000                         5

           Consolidated Statement of Stockholders' Equity (Deficit)
             Nine Months Ended March 31, 2000                              7

           Notes to Consolidated Financial Statements                      9


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  10


PART II.   Other Information

Item 1.    Legal Proceedings                                              17

Item 2.    Changes in Securities                                          18

Item 3.    Defaults Upon Senior Securities                                20

Item 4.    Submission of Matters to a Vote
            of Security Holders                                           20

Item 5.    Other Information                                              20

Item 6.    Exhibits and Reports on Form 8-K                               20
           (a) Exhibits required by Item 601
           (b) Details pertaining to any reports filed on Form 8-K during the quarter.

SIGNATURES

                         CONSOLIDATED BALANCE SHEETS
              COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)
                                  (Unaudited)


                                                    March 31,      June 30,
                                                      2000           1999
                                                 -------------- --------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                      $  47,287,836  $     137,162
  Prepaids                                              30,782              -
  Software maintenance contract                        471,918              -
                                                 -------------- --------------
    Total current assets                            47,790,536        137,162

PROPERTY AND EQUIPMENT:
   Property and equipment                            4,454,381        379,613
   Accumulated depreciation                           (392,377)      (140,970)
                                                 -------------- --------------
                                                     4,062,004        238,643

Goodwill - minority interest in subsidiary             225,500              -
                                                 -------------- --------------
                                                 $  52,078,040  $     375,805
                                                 ============== ==============

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                              $     229,872  $     470,870
   Commissions payable                               2,646,976              -
   Accrued employee costs                              117,030              -
   Accrued liabilities                                 436,971         64,644
   Software license contract                         2,888,000              -
                                                 -------------- --------------
    Total current liabilities                        6,318,849        535,514

   Building lease                                       45,793              -

STOCKHOLDERS' EQUITY (DEFICIT) (SEE NOTE E)
   Convertible preferred stock, $5.00 par value;
     100,000 shares authorized                               -              -
   Common stock, $.001 par value; 100,000,000
     shares authorized, 67,709,001 and 62,275,560
     issued on March 31, 2000 and June 30, 1999         67,709         62,276
   Common stock, $.001 par value; 11,735,220
     shares subscribed and unissued on
     March 31, 2000                                     11,735              -
   Additional paid in capital                       31,960,163     25,486,825
   Additional paid in capital, subscribed and
     unissued, net of offering costs
     of $2,933,793                                  44,721,992              -
   Accumulated deficit during development stage    (31,048,201)   (25,708,810)
                                                 -------------- --------------
    Total shareholders' equity (deficit)            45,713,398       (159,709)
                                                 -------------- --------------

                                                 $  52,078,040  $     375,805
                                                 ============== ==============

See Notes to Consolidated Financial Statements

                    CONSOLIDATED STATEMENTS OF OPERATIONS
              COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)
                                 (Unaudited)

                                                                                     From
                                                                                    Inception
                                Three Months Ended        Nine Months Ended         through
                                    March 31,                    March 31,          March 31,
                           --------------------------- -------------------------- -------------
                                2000          1999          2000          1999        2000
                           ------------- ------------- ------------- ------------ -------------
INCOME
  Interest income          $    259,365  $      3,186  $    268,833  $     4,853  $    294,840
  Sale of prototype                   -             -            -             -       180,815
                           ------------- ------------- ------------- ------------ -------------
     Total income               259,365         3,186       268,833        4,853       475,655

COSTS AND EXPENSES:
  Operating, general and
   administrative               858,840       667,055     2,097,676    1,450,770    18,238,677
  Research and development    1,190,557       282,183     3,196,065    1,452,481    10,228,311
  Interest                          576       169,805           576      541,077     2,140,909
  Depreciation                  212,352        11,757       251,407       33,962       404,716
  Litigation                     62,500             -        62,500            -       576,880
                           ------------- ------------- ------------- ------------ -------------
     Total costs & expenses   2,324,825     1,130,800     5,608,224    3,478,290    31,589,493

NET LOSS BEFORE
 EXTRAORDINARY ITEM          (2,065,460)   (1,127,614)   (5,339,391)  (3,473,437)  (31,113,838)

Extraordinary gain on
 extinguishment of debt               -             -             -            -        65,637
                           ------------- ------------- ------------- ------------ -------------

NET LOSS                   $ (2,065,460) $ (1,127,614) $ (5,339,391) $(3,473,437) $(31,048,201)
                           ============= ============= ============= ============ =============
Weighted average shares
 outstanding                 67,218,472    54,827,433    65,684,683   50,441,705
                           ============= ============= ============= ============

Loss per common share      $      (0.03) $      (0.02) $      (0.08) $     (0.07)
                           ============= ============= ============= ============



See Notes to Consolidated Financial Statements

                                      4

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARY
                      (A Development Stage Enterprise)
                                 (Unaudited)

                                                                                               From
                                                                                              Inception
                                         Three Months Ended           Nine Months End         through
                                             March 31,                    March 31,           March 31,
                                     --------------------------- -------------------------- -------------
                                           2000          1999          2000          1999        2000
                                     ------------- ------------- ------------- ------------ -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                             $ (2,065,460) $ (1,127,614) $ (5,339,391) $(3,473,437) $(31,048,201)
Add (deduct) noncash items:
  Depreciation                            212,352        11,757       251,407       33,962       404,716
  Amortization of debt issuance costs           -       145,535             -      475,368       937,969
  Common stock, warrants, and options
   issued as compensation for services     58,098        30,686       432,206       30,686     9,343,802
  Common stock issued for interest
    expense                                     -             -             -            -       423,596
  Common stock issued to settle
    litigation                                  -             -             -            -       514,380
  Common stock issued for failure to
    complete timely registration                -             -             -            -        82,216
  Common stock issued to 401(k) plan       43,226             -        43,226            -        43,226
  Extraordinary gain on debt
   extinguishment                               -             -             -            -       (65,637)

Changes in operating assets and
 liabilities:
  Maintenance contract                    178,082             -      (471,918)           -      (471,918)
  Receivables and prepaids                (27,182)            -       (30,782)           -       (30,782)
  Accounts payable and accrued
   liabilities                          1,334,198      (110,816)    5,783,335       62,273     6,318,849
                                     ------------- ------------- ------------- ------------ -------------
NET CASH USED IN OPERATING ACTIVITIES    (266,686)   (1,050,452)      668,083   (2,871,148)  (13,547,784)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of assets                  -             -             -            -         4,790
  Purchases of property and equipment    (139,561)      (10,958)     (236,768)     (11,575)     (633,510)
  Purchase of software license             12,000             -    (3,838,000)           -    (3,838,000)
  Acquisition of minority interest
   in subsidiary                          (30,000)            -      (225,500)           -      (225,500)
                                     ------------- ------------- ------------- ------------ -------------
NET CASH USED IN INVESTING ACTIVITIES    (157,561)      (10,958)   (4,300,268)     (11,575)   (4,692,220)

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock and warrants issued
   for cash                            49,460,275     1,343,200    53,745,859    2,263,200    63,771,161
  Stock offering costs                 (2,933,793)            -    (3,008,793)           -    (3,008,793)


  Advances from shareholders               (7,042)       27,853             -      659,686     2,320,738
  Proceeds from borrowings                 45,793        85,307        45,793      462,525     3,258,925
  Legal fees and interest added
   to note                                      -       (30,381)            -      189,521       496,599
  Payment of debt issuance costs                -             -             -            -      (133,600)
  Retirement of long-term debt and
   debentures                                   -      (150,000)            -     (450,000)   (1,177,190)
                                     ------------- ------------- ------------- ------------ -------------
NET CASH PROVIDED BY
 FINANCING  ACTIVITIES                 46,565,233     1,275,979    50,782,859    3,124,932    65,527,840

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                      46,140,986       214,569    47,150,674      242,209    47,287,836

Cash and cash equivalents at
  beginning of period                   1,146,850       257,704       137,162      230,064             -
                                     ------------- ------------- ------------- ------------ -------------
Cash and cash equivalents at
  end of period                      $ 47,287,836  $    472,273  $ 47,287,836  $   472,273  $ 47,287,836
                                     ============= ============= ============= ============ =============

SUPPLEMENTAL SCHEDULE OF NON-CASH
FINANCING AND INVESTING ACTIVITIES

  Common stock issued to individuals
   to acquire minority interest
   in subsidiary goodwill            $     30,000  $          -  $    225,500  $         -
  Common stock issued for advances
   from shareholders                            -             -             -    1,968,085
  Common stock returned to equity,
   recission offer declined                     -             -             -      306,873
                                     ------------- ------------- ------------- ------------
Total supplemental non-cash
 activities                          $     30,000  $          -  $    225,500  $ 2,274,958
                                     ============= ============= ============= ============


See Notes to Consolidated Financial Statements
                                       6

           CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
               COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARY
                       (A Development Stage Enterprise)
                                  (Unaudited)


                                                      For the Nine Months Ended March 31, 2000
                                 ----------------------------------------------------------------------
                                                                Additional                Total
                                  Common Stock   Common Stock   Paid-in      Accumulated  Stockholder's
Issued and Outstanding                Shares        Amount      Capital      Deficit      Equity
-----------------------------    -------------- ------------- ------------- ------------- --------------
Balance at July 1, 1999             62,275,560  $     62,276  $ 25,486,825  $(25,708,810) $    (159,709)

Common stock issued for
 cash at $.55 per share                913,916           914       499,086             -        500,000

Common stock issued for cash,
 net of offering expenses of
 $25,000, at $.54 per share            933,707           934       474,066             -        475,000

Common stock issued for cash,
 net of offering expenses of
 $25,000, at $.60 per share            875,657           876       502,583             -        503,459

Common stock issued to corporation
 for services at $.94 per share         33,997            34        31,839             -         31,873

Common stock issued for cash, net
 of offering expenses of $25,000,
 at $1.25 per share                    400,641           401       474,569             -        474,970

Warrants exercised for cash at
  $.46 per share                       150,000           150        68,850             -         69,000

Warrants exercised for cash
 at $.72 per share                     108,957           109        78,340             -         78,449

Warrants exercised for cash at
 $1.19 per share                       254,155           254       302,203             -        302,457

Common stock issued to two
 individuals for services at
 $1.20 per share                       200,000           200       239,800             -        240,000

Common stock issued to individual
 for shares of CTICO (a subsidiary)
 at $1.20 per share                     15,000            15        17,985             -         18,000

Common stock issued to individual
 for shares of CTICO (a subsidiary)
 at $1.50 per share                      5,000             5         7,495             -          7,500

Warrants exercised for cash at
 $2.50 per share                       656,700           657     1,641,093             -      1,641,750

Common stock issued to individual
 for services at $2.80 per share         2,000             2         5,598             -          5,600




Common stock issued to individual
 for shares of CTICO (a subsidiary)
 at $2.80 per share                     50,000            50       139,950             -        140,000

Common stock issued to corporation
 for services at $2.50 per share        18,521            18        46,284             -         46,302

Warrants exercised for services
 at $3.63 per share                     13,885            13        50,319             -         50,332

Warrants exercised for services at
  $3.72 per share                       15,623            16        58,083             -         58,099

Warrants exercised for cash at
 $2.50 per share                       600,125           600     1,499,714             -      1,500,314

Warrants exercised for cash at
 $.72 per share                         24,209            24        17,406             -         17,430

Warrants exercised for cash at
 $1.50 per share                        50,000            50        74,950             -         75,000

Warrants exercised for cash at
 $2.00 per share                       100,000           100       199,900             -        200,000

Common stock issued to Company's
 401K plan at $3.81 per share           11,348            11        43,225             -         43,236

Net loss for nine months ended
  March 31, 2000                             -             -             -    (5,339,391)    (5,339,391)
                                 -------------- ------------- ------------- ------------- --------------
Balance at March 31, 2000,
 issued and outstanding             67,709,001  $     67,709  $ 31,960,163  $(31,048,201) $     979,671


Subscribed and Unissued
-----------------------

Warrants subscribed for cash
 at $2.50 per share                     76,250            76       190,548             -        190,624

Common stock subscribed to
 Informix Corporation for cash at
 $9.80 per share                       510,204           510     4,999,490             -      5,000,000

Common stock and warrants
 subscribed for cash, net of
 offering expenses of $2,933,793,
 at $3.81 per share and warrant
 in connection with the Company's
 Private Placement Offering
 dated December 31, 1999            11,148,766        11,149    39,531,954             -     39,543,103
                                 -------------- ------------- ------------- ------------- --------------
Balance at March 31, 2000,
 subscribed and unissued            11,735,220        11,735    44,721,992             -     44,733,727

Balance at March 31, 2000           79,444,221  $     79,444  $ 76,682,155  $(31,048,201) $  45,713,398
                                 ============== ============= ============= ============= ==============


See Notes to Consolidated Financial Statements

                                       8

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                COMPUTERIZED THERMAL IMAGING, INC.
                 (A Development Stage Enterprise)


NOTE A.  Unaudited Financial Statements

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of operations have been included in the financial statements. Results of operations for the three-month and nine-month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2000.

     The balance sheet at June 30, 1999 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. A summary of the Company's significant accounting policies and other information necessary to understand the consolidated financial statements is included in the Company's audited financial statements for the years ended June 30, 1999 and 1998 as contained in the Company's Form 10-KSB for its year ended June 30, 1999. Such financial statements should be read in connection with these financial statements.

NOTE B:  Income Taxes

     The Company has reviewed its net deferred tax asset for the nine-month period ended March 31, 2000, together with net operating loss carryforwards, and has decided to forego recognition of potential tax benefits arising therefrom. In making this determination, the Company has considered the Company's history of tax losses incurred since inception and the fact that the Company is still within the development stage. As a result, the Company's net deferred tax asset has been fully reserved.

NOTE C:  New Accounting Standard

     In June 1998, the Financial Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which establishes accounting and reporting standards for derivative instruments and hedging activities. Effective for all fiscal quarters in years beginning after June 15, 2000, SFAS 133 requires the Company to recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value on an on-going basis. The Company is considering the effect of adopting SFAS No. 133 on its financial statements and has preliminarily determined that it will have no effect on the Company's financial condition or results of operations. The Company plans to adopt the statement on July 1, 2000.

NOTE D:  Reclassification

     Certain reclassifications of prior-year balances have been made to conform to current year classifications.

NOTE E:  Subscribed and Unissued Common Stock

     Private Placements
     ------------------

     During the quarter ended March 31, 2000, the Company concluded two
private placements (See Part II   OTHER INFORMATION, Item 2 - Changes in
Securities, "45 Million Private Placement" and "$5 Million Private Placement", below). Proceeds, net of placement costs of approximately $2,933,793, from the placements totaled $44,543,103. In connection therewith, 11,658,970 shares of the Company's common stock were subscribed and 11,148,766 warrants, granting holders the right to acquire 5,574,450 shares of the Company's common stock at $5 per share, were also subscribed to in the private placements. Common stock shares and warrants of the Company subscribed to in the placements are restricted and cannot be resold without registration under applicable federal and state laws.

     Warrants Exercised
     ------------------

     Just prior to March 31, 2000, various individuals exercised warrants subscribing to 76,250 shares of the Company's common stock at an exercise price of $2.50 per share. Certificates for such common shares were issued shortly following March 31, 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends/Uncertainties Affecting Continuing Operations

    The Company is a development stage enterprise and has generated no significant revenues since inception. The Company's ability to achieve profitability will depend, in part, on its ability to successfully develop clinical applications and obtain regulatory approvals for its products and to develop the capacity to manufacture and market such products on a grand scale. There is no assurance that the Company will be able to successfully make the transition from research and development to manufacturing and selling commercial thermal imaging products on a broad basis. While attempting to make this transition, the Company will be subject to all risks inherent in a growing venture, including, but not limited to, the need to produce reliable and effective products, develop marketing expertise and enlarge its sales force.

     This document contains numerous forward-looking statements relating to the Company's business. The United States Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Operating data and other statements in this document are based on information the company believes reasonable, but involve significant uncertainties as to FDA approval and the risks and hazards inherent to a development stage enterprise including, but not limited to, the progress of its research and development programs; results of pre-clinical and clinical testing, ability to acquire technology, the time and costs involved in obtaining regulatory approvals; the filing, defending and enforcing any patent claims and other intellectual property rights; the economic impact of competing technological and market developments; and the terms of any new collaborative, licensing and other arrangements that the Company may establish. Actual results and timetables could vary significantly from the estimates presented. Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

General

     The Company is a medical imaging systems integrator producing a computerized clinical thermal imaging diagnostic and patient management system (the "CTI System"). Computerized Thermal Imaging Company ("CTICO") (formerly known as Thermal Medical Imaging, Inc.) is an 88% percent owned subsidiary of the Company that utilizes the CTI System configured as a non-invasive breast cancer detection system that precludes the use of breast compression or exposure to radiation (the "CTICO System"). TRW, Inc. ("TRW") is the Company's primary systems development vendor. Battelle Memorial Institute ("BATTELLE") is the Company's principal systems engineer.

     Capital is required to satisfy general corporate expenses, software license and maintenance contracts payments, professional fees to comply with securities registration and reporting requirements, cost of clinical trials and technical support, FDA consulting expenses, acquisition of technology and expenses associated with the private placement and registration of its securities. (See CAPITAL REQUIREMENTS/PLAN OF OPERATION below.) The Company's capital resources are principally derived from the sale of the Company's common stock through a series of private placements recently conducted, equity funding pursuant to its agreement in effect with Beach Boulevard LLC, and the exercise of common stock warrants by current shareholders.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31,
1999.

     For the quarter ended March 31, 2000, the Company incurred a loss of $2,065,460 compared to a loss of $1,127,614 for the three months ended March 31, 1999. The increase in loss was primarily attributable to increases in general and administrative expenses and in research and development expenses as the Company escalates its efforts to confirm FDA approval of its CTICO Systems and fund its business plan. Partially offsetting the loss of each of the respective periods is interest income derived from investment of the Company's cash and marketable securities.

     General and administrative expenses increased $191,785 for the three-month period ended March 31, 2000 compared to the three-month period ended March 31, 1999. This increase primarily resulted from an increase in stockholder services and promotion costs of $489,900, an increase in office expense and salaries of $210,800, partially offset by a $442,900 decrease in professional and legal costs. Between the two periods ended, the Company experienced an increase of $908,374 in research and development expenses; from $282,183 for the quarter ended March 31, 1999 to $1,190,557 for the quarter ended March 31, 2000 reflecting the Company's increased efforts to achieve preliminary market approval of the CTICO System. This increase demonstrates a modest reduction in FDA testing and consulting and a considerable increase of $543,700 in TRW's contract and patent work and additional expenses of $110,400 related to BATTELLE's services.

    During the quarter ended March 31, 2000, the Company incurred litigation expenses of $62,500 in connection with the settlement of a previously unresolved issue. Depreciation expense increased $109,595 for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999. This increase primarily resulted from depreciation of the Company's software licenses beginning the quarter ended March 31, 2000.

    The Company recorded $576 of interest expense for the quarter ended March 31, 2000 and $169,805 for the same quarter of the prior fiscal year, largely due to the realization of a discount on two third-party notes that were convertible into common stock at a rate of fifty percent of the market price of the Company's common stock at maturity.

Nine Months Ended March 31, 2000 Compared to Nine Months Ended March 31, 1999

     During the nine-month period ended March 31, 2000, the Company recorded a net loss of $5,339,391, a $1,865,954 increase over the same nine-month period loss in 1999 of $3,473,437. This increase was principally due to a $1,743,584 increase in research and development expenses, a $646,906 increase in general and administrative expenses, a $217,445 increase in depreciation expense; partially offset by a $540,501 decrease in interest expense.

     The Company's increase in expenses for the nine months ended March 31, 2000 was primarily related to its escalated efforts during the second and third quarters of the Company's fiscal year to accelerate its FDA approval process and preliminary marketing efforts towards acceptance in the medical community and markets. Additional funding derived from the exercise of warrants and the sale of the Company's common stock provided the resources for this increase in expenditures.

     The increase in research and development expenses between the two nine-month periods reflect large increases in TRW and patent work of $833,800 and of $593,000 in associated research and development expenses incurred through BATTELLE. The increase in general and administrative expenses reflected above primarily resulted from an increase in stockholder services costs of $826,400, an increase in salary expense of $336,300, an overall increase in office expenses of $267,700 and an increase in travel expenses of $69,200.

SOURCES OF LIQUIDITY  - CAPITAL RESOURCES

No Revenues from Operations
---------------------------

     The Company has generated no significant revenues from operations since inception. The Company's cash requirements consist of: general corporate expenses including office salaries and expenses, lease payments on its office space, acquisition of technology, software license and maintenance contracts payments, legal and accounting fees to comply with securities registration and reporting requirements, cost of clinical trials, TRW and BATTELLE technical support, FDA consulting expenses, and expenses associated with its recent private placements. (See CAPITAL REQUIREMENTS/PLAN OF OPERATION, below.) Capital resources needed to meet the Company's planned expenditures are derived from equity funding on the private placement of its common stock, equity funding pursuant to its agreement in effect with Beach Boulevard LLC, and exercise of warrants by current shareholders.

    The Company funded its loss during the nine-months ended March 31, 2000 through the issuance of its common stock aggregating $51,046,998 (net of offering costs); $44,543,103 that came from the sale of common stock pursuant to two private placements (See Part II - OTHER INFORMATION, Item 2 - Changes in Securities, "45 Million Private Placement" and "$5 Million Private Placement", below) conducted during the quarter ended March 31, 2000 and $6,503,895 that came from Beach Boulevard and warrant holders exercising warrants. The Company also issued restricted common stock aggregating $417,343 to compensate various individuals and entities for services rendered.

     During the nine-months ended March 31, 2000, the Company acquired a 10% additional interest in its subsidiary, CTICO, for a combination of $60,000 in cash and restricted common stock totaling $165,500. For the same period, the Company incurred capital expenditures of $4,074,768 comprised of $236,768 in upgrades of its computers and CTI Systems and a software license agreement to establish its information database for $3,838,000. In conjunction with its acquisition of the software license agreement, the Company entered into a one-year maintenance agreement for $650,000. An initial payment of $1.6 million for the software license and maintenance agreement was made in February 2000. The Company plans to satisfy the balance owed on the software license and maintenance agreement of $2,888,000 in April 2000.

    In comparison, the Company funded its losses during the nine-months ended March 31, 1999 through issuances of common stock, notes, and through advances from one or more of the parties that have consistently provided funding to the Company. In connection therewith, the Company received funding of $2,263,200 from sales of common stock including a private placement with an officer/director of the Company's common shares for $200,000, the exercise of certain warrants for proceeds of $188,200, the completion of a private placement deriving gross proceeds of $1 million, and $875,000 pursuant to a stock purchase agreement with Manahattan Financial Group. The Company further funded operations with common stock for services and non-interest bearing advances from affiliates of the Company including the issuance of 3,936,150 common shares to certain affiliates of the Company as repayment of advances made from July 31, 1997 through December 31, 1998, aggregating $1,968,085.

Registration Statement
----------------------

     The Company is planning to file a registration statement on behalf of certain selling shareholders as well as to register the common stock to be issued in connection with recent private placements and common stock underlying certain warrants and options. It is not known at this time when this registration statement will be filed. However, the Company has agreed to file such registration prior to July 1, 2000.

Warrant Exercise
----------------

     During the Company's fiscal quarter ended March 31, 1999, warrants were exercised for the purchase of 789,957 common stock shares of the Company for proceeds of $1,850,843. Subsequent to the quarter ended, an additional 76,250 shares were issued pursuant to exercise of warrants for $190,624 in proceeds. The warrants were exercised at prices ranging from $0.72 to $3.72 per common share. The Company expects the exercise of warrants to continue as long as the price of its common stock in the over-the-counter market continues to be higher than the exercise price of the warrants.

Private Placements
------------------

    As referred to in Part II below, (See Part II - OTHER INFORMATION, Item 2
- Changes in Securities, "45 Million Private Placement" and "$5 Million Private Placement", below), the Company concluded two private placements during the quarter ended March 31, 2000. Proceeds, net of placement costs of approximately $2,933,793, from the placements totaled $44,543,103. In connection therewith, 11,658,970 shares of the Company's common stock were subscribed and 11,148,766 warrants, granting holders the right to acquire 5,574,450 shares of the Company's common stock at $5 per share, were also subscribed to in the private placements.

Financial Advisory Services Agreements
---------------------------------------

     Effective as of December, 1999, the Company entered into commission agreements with various individuals and entities (jointly referred herein as "Advisors") to assist in the private placement of the Company's common stock and warrants in connection with the $45 Million Private Placement (the "Offering") referred to below. (See Part II - OTHER INFORMATION, Item 2 - Changes in Securities, "45 Million Private Placement", below). In connection therewith, cash commissions of approximately $2,933,793 and options to acquire approximately 418,658 shares of the Company's common stock will paid and granted to the Advisors in connection with the Offering. As of March 31, 2000, $233,000 was paid to the Advisors. The Company plans to pay the remaining $2,700,793 in April 2000. Common shares underlying the options to be issued to the Advisors are restricted and cannot be resold without registration under applicable federal and state laws. The Company plans to apply for registration of such shares in a prospectus filed prior to July 1, 2000.

Bales Acquisition -  Subsequent Event
-------------------------------------

     As referred to in Part II below, (See Part II, Item 5 - Other Information, "Bales Acquisition - Subsequent Event", below), the Company signed a Memorandum of Agreement (the "MOA") on April 4, 2000 to acquire up to 100 percent of the outstanding common shares of Bales Scientific Corporation, ("Bales"), for a total purchase price (subject to adjustment) of $11.1 million. Pursuant to the MOA, the purchase price consists of $5.6 million cash (including a $500,000 nonrefundable commitment fee) and $5.5 million of the Company's common stock as determined from the listed Bid Price of the Company's common stock on the last day prior to the acquisition date. On April 17, 2000, the Company consummated the acquisition for 100 percent of Bales' outstanding common stock.

Investment Agreement with Beach Boulevard LLC
----------------------------------------------

     On March 4, 1999, the Company entered into a Securities Purchase Agreement (as amended in May, the "Investment Agreement") with Beach Boulevard L.L.C. ("Beach"). Subject to certain conditions provided in the Investment Agreement, the Company may require Beach to purchase up to $7 million of common stock of the Company in a series of $500,000 tranches. The first two tranches were completed prior to the Company's fiscal year ended June 30, 1999. At the closing of the first of these tranches on May 13, 1999 (the "Initial Closing Date"), the Company issued 757,576 shares to Beach. At the closing of the second of these tranches on June 15, 1999 (an "Additional Closing Date") the Company issued 862,069 shares to Beach with gross proceeds from the two tranches of $1,000,000. During the Company's first quarter ended September 30, 1999, the third of these tranches closed on July 15, 1999 with 843,170 shares issued to Beach for additional gross proceeds of $500,000. Closings for subsequent tranches (each, an "Additional Closing Date") are held after the Company gives a notice (each, a "Tranche Notice") to Beach. Without the consent of Beach, there can not be more than one Additional Closing Date in any one calendar month. Beach elected to participate in a fourth and fifth tranche which occurred on August 1, 1999 with the issuance of 856,164 shares and on September 13, 1999 with the issuance of 875,657 shares and net proceeds to the Company of $978,458.
During the Company's quarter ended December 31, 1999, Beach participated in a sixth tranche with net proceeds to the Company of $474,970. Since Beach's participation in the 6th tranche, the Company has made no requirements of funding by Beach, although Beach's obligation to provide funding, should the Company elect to require participation, continues in effect and is conditioned on various factors specified in the Investment Agreement.

     Because Beach is not required to purchase additional shares unless certain provisions are met as set forth in the Investment Agreement, there is no assurance that Beach will ultimately provide the Company with the full $7 million.

Agreement with Manhattan Financial Group
-----------------------------------------

     Since January 1, 1997, the Company has been a party to a Consulting Agreement with Manhattan Financial Group ("MFG") that provides financial advisory services to the Company, such as strategic consulting to arrange for financings including the Beach Investment and Sutro arrangements discussed above. The term of the Consulting Agreement is for one year and automatically renewable for additional periods of one year thereafter unless terminated upon proper notification. Consideration given for the Consulting Agreement was 100,000 shares of the Company's common stock and an option to purchase an additional 2 million shares. The Consulting Agreement remains in effect and MFG's fees are negotiated on a case-by-case basis depending on the services to be provided and the extent of its involvement with a specific project. During the nine-months ended March 31, 2000, the Company compensated MFG approximately $61,000 and granted options to acquire 3,038 shares of the Company's common stock at a strike price of $1.70 per share, for services rendered.

CAPITAL REQUIREMENTS/PLAN OF OPERATION

    The Company is a development stage enterprise and, as such, is largely dependent on the sale of its common stock to provide liquidity. The Company, since inception, has continually sought funding for its day-to-day operations and its business plan and has often sought substantial loans from affiliates and shareholders to meet the Company's financial obligations. Such loans were often repaid in stock. Although the Company's management believes that the Company has sufficient resources to meet its current plan of operations for the next 12 months, it is possible that, due to unforeseen events, the Company will have insufficient resources and funding required to meet its plan of operations. Until such time as the Company begins receiving revenues from operations, which is not likely until and unless PMA approval is obtained, the Company will be faced with the difficulties and expenses associated with its financing needs and obligations.

     The Company's capital requirements may vary from its estimates and depends on numerous factors including, but not limited to: 1) progress in its research and development programs; 2) results of pre-clinical and clinical testing; 3) costs of technology; 4) time and costs involved in obtaining regulatory approvals; 5) costs of filing, defending and enforcing any patent claims and other intellectual property rights; 6) economic impact of competing technological and market developments; and 7) the terms of any new collaborative, licensing and other arrangements that the Company may establish.

     The Company estimates that it will require approximately $13 million to meet it business plan and obligations for the next 12 months including approximately $5.2 million in research and development to complete CTICO's clinical trials and test the Company's systems in connection with other applications, $2.9 million for its software license and contract, $2.9 million for payment of commissions earned in connection with the Company's recent $45 million private placement (See PART II - OTHER INFORMATION, ITEM 2 - CHANGES IN SECURITIES, "45 Million Private Placement", below), $2.0 million for day-to-day operating expenses including lease payments on facilities, $1.4 million to cover salaries, and $600,000 for legal and accounting for SEC compliance with reporting obligations. The Company currently has 13 employees and plans to hire additional employees as it moves further into the FDA approval process and develops its marketing and distribution plan. The $13 million noted above does not include approximately $5.6 million cash and $5.5 million of the Company's common stock committed to acquire Bales Scientific Corporation (See Part II, Item 5 - Other Information, "Bales Acquisition - Subsequent Event", below) nor the operating and capital expenditures to be incurred in connection with the newly acquired Bales enterprise.

     Certain aspects, listed in order of priority, of the Company's Plan of Operation for the next twelve months include: 1) completion of PMA on the CTI Breast Imaging System through clinical trials as well as associated system integration development and algorithm development; 2) additional development of CTI Systems applications including imaging of lower-back and reflex-sympathetic dystrophy-related diseases; 3) development of its CTICO Systems; 4) listing the Company's shares on the NASDAQ large cap market and registration of the Company's shares; and 5) development of relationships with potential marketing and/or support entities.

     The Company recently completed two private placements of its common stock. Proceeds, net of offering costs of approximately $2.94 million, from the two private placements totaled $44,543,103 (See Part II - OTHER INFORMATION, Item 2 - Changes in Securities, "45 Million Private Placement" and "$5 Million Private Placement", below). Furthermore, the Company anticipates that it will continue to receive funding from warrant holders upon the exercise of warrants into common stock. There currently exists approximately 7.9 million shares underlying warrants (including warrants issued in connection with the $45 million private placement referred to above) that can be purchased upon conversion at exercise prices ranging from $.72 to $5.00. The likelihood of warrants being exercised remains high as long as the Company's listing price of its common stock in the over-the-counter market remains above the strike price of the respective warrants. The average price of the Company's common stock in the over-the-counter market during first quarter of 2000 was approximately $10.16 per share, substantially higher than previous periods. Beach Boulevard LLC will also continue to be a limited source of funding for the Company. (See SOURCES OF LIQUIDITY - CAPITAL RESOURCES, "Investment Agreement with Beach Boulevard LLC", above).

     Based on the foregoing, the Company believes it will have sufficient capital to fund its business plan over the next year. If, due to unforeseen events, funding falls short, the Company will rely on affiliates to support the Company either through loans or contributions to capital in exchange for restricted common stock of the Company.

Completion of PMA/FDA Approval/Clinical Trials
-----------------------------------------------

     The efficacy of the CTI Breast Imaging System is currently subject to confirmation in FDA clinical trials as a tool complementary to mammography. The FDA clinical trials requirement for CTICO to receive its PMA approval requires medical facilities to conduct examinations and conduct and produce clinical statistical data from use of the CTI Breast Imaging System. The rate of conducting examinations determines the monthly cash flow requirements and the time for qualifying for PMA. CTICO also incurs costs for FDA legal counsel and for consulting services from a firm recognized by the FDA for overseeing clinical trial data collection and adherence to FDA requirements. The Company has advanced CTICO approximately $8.3 million through March 31, 2000. The current estimated requirements to fund CTICO's research and clinical testing are approximately $1.0 million per quarter. Research and clinical testing expenditures will continue to grow and accelerate as the Company approaches FDA approval of its systems. Management has set a goal of completing the clinical testing for the PMA portion of FDA approval process during the next 9 months and anticipates related costs of $5.2 million. Module One of the PMA was submitted to the FDA in September of 1999 and approved in December 1999.

Module two was submitted in February 2000; the Company expects to receive the FDA's initial comments therefrom in May 2000. In addition to the two modules previously noted, the Company must submit three additional data set modules to the FDA before final review by the FDA can be completed.

CTI System Development
----------------------

     The Company has committed a major portion of its capital resources, in excess of its fixed operating costs, to the operations of CTICO and for the completion of the ongoing FDA Clinical Trials. Although the Company is prioritizing its funding of CTICO, it also plans to conduct multiple clinical studies involving the CTICO System in the identification of soft tissue maladies. Although formal clinical trials may not be necessary for physicians to use the CTICO System, the benefit of specific-purpose clinical trials are being considered to enable the Company to reference medical efficacy claims in connection with marketing efforts, to enhance physician acceptance of the CTICO System, and to obtain the designation of insurance payment codes for particular CTICO System procedures. Management believes that the Unites States' market for the CTICO System will be dramatically enhanced if clinical trials substantiate the Company's assertion that the CTICO System can distinguish and verify fraudulent (versus real) muscular lower back pains.

Representation Agreement with Computerized Thermal Imaging International, Inc.
-----------------------------------------------------------------------------

     In an effort to prepare for the future deployment of CTICO Systems, the Company entered into two letter agreements (the "Agreements") on October 28, 1999 with Computerized Thermal Imaging International Inc. ("CTII"), whereby, CTII received the exclusive right to represent the Company in expanding its business into Central and South America, prepare and implement a marketing strategy for deployment of CTICO Systems; procure specifically identified equipment from the Company; have the right of first refusal on the Company's Health Card manufacturing worldwide; and procure a minimum of 100 CTICO Systems over a two-year period. The Company agreed to provide technology and equipment as needed by CTII and provide training as required by CTII with CTII responsible for the cost of such training when performed in Mexico. The Agreements contemplate CTII's intention to create a consortium to deploy and support CTICO Systems and acknowledge CTII as having entered into a Letter of Intent with Pegaso PCS, S.A. de C.V. as a network service provider for the CTICO System development in Mexico. The Agreements provide for compensation to CTII in options to purchase up to 5,000,000 shares of the Company's common stock based on CTII's deployment/placement of CTICO Systems. Options to purchase 50,000 shares at a strike price equal to a 15 percent discount to the bid price on the effective date will be issued for each CTICO System deployed. Options granted expire two years from the date of grant. No options have been granted under the agreement as of this date and no CTICO Systems have been deployed by CTII.

Source of Potential Long-term Liquidity: Equipment Financing/Use Agreements
---------------------------------------------------------------------------

     The Company expects that both Use Agreements and Equipment Financing will be sources of long term liquidity, although it is premature to anticipate the results of either. Although the Company has investigated both options and has entered into preliminary discussions with equipment financing companies, it is awaiting PMA on its CTICO Breast Imaging System, before entering into any additional planning regarding either. Much of what the Company anticipates as being sources of long-term liquidity is contingent upon (1) whether or not it achieves PMA on its CTICO System, (2) the development of a definitive and successful marketing strategy, (3) whether it is able to develop its CTICO System for other applications in the United States, and (4) the results of marketing efforts of the CTICO System in domestic and foreign markets.

Year 2000 Compliance
--------------------

     To date, the Company has not experienced any Year 2000 problems and is unaware of any such issues with respect to any of its customers and vendors.

                   PART II  - OTHER INFORMATION

Item 1.     Legal Proceedings

Financial Advisory Services Claim
---------------------------------

     On March 29, 2000, Mr. Salah Al-Hasawi (the "Plaintiff"), a citizen and resident of Kuwait, filed suit in the United States District Court for the Southern District of New York, Docket No. 00CIV.2390, against the Company and Mr. David Johnston, the Company's Chairman and Chief Executive Officer, alleging violations of under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Code of Federal Regulations for commissions allegedly due to Plaintiff in connection with the Company's $45 million private placement (the "Offering") noted in Part II - OTHER INFORMATION, Item 2 - Changes in Securities, "45 Million Private Placement", below. The Plaintiff is seeking specified damages of $33,232,000, attorney fees and unspecified damages pursuant to five separate causes of action. On April 12, 2000, Mr. Al-Hasawi filed a similar complaint in the United States District Court for the District of Utah under Case No. 2: 00CV-0317K.

    In connection with its Offering, the Company reached an understanding with Plaintiff and other individuals to assist in placement of the Company's common stock and warrants. The Plaintiff, in concert with two other individuals (the "Participants"), successfully raised approximately $10.7 million in the Offering. By letter dated February 10, 2000, the Plaintiff informed the Company that Plaintiff and Participants had reached an agreement to equally share commissions attributable to the $10.7 million. Subsequently, Defendants were notified that, during the time that Plaintiff was engaged to provide services to Defendants, Plaintiff was an employee and/or agent of Financial Services Group, an investment company doing business in Kuwait. Notwithstanding, the Plaintiff claims entitlement to 100 percent of the commissions attributable to the $10.7 million. The Company is awaiting a resolution of the issues between Plaintiff and Financial Services Group.

     The Company believes that the Plaintiff's claims are without merit and will vigorously defend itself against any and all claims.

Bristol Asset Management (First Complaint)
-----------------------------------------

     On March 21, 2000, Bristol Asset Management, LLC (the "Plaintiff"), a California Limited Liability Company, filed a complaint in the Superior Court of the State of California for the County of Los Angeles, Case No. BC226822, against the Company alleging breach of contract. The Plaintiff seeks specific performance pursuant to a certain Investment Agreement dated January 20, 1998 (the "Agreement") between the Plaintiff and the Company wherein the Company was entitled (subject to limitations), to sell up to $7 million worth of the Company's common stock by the issuance of "Put Notices" to the Plaintiff. The Agreement further provided that, absent the Company's delivery of Put Notices to the Plaintiff on specified dates and in specified amounts, the Company was (subject to limitations) obligated to issue warrants to Plaintiff equal to the maximum dollar amount of Put Notices which would have been issued to Plaintiff had such Put Notices been delivered. The Agreement provides that it may be terminated at any time upon the mutual consent of the Company and Plaintiff.

     Pursuant to discussions and correspondence between Plaintiff and Defendants during late 1998 and early 1999, the Plaintiff advised the Company that the Plaintiff could not, for various reasons, act under the Agreement. In consequence thereof, the Plaintiff and Defendant mutually agreed to terminate the Agreement.

     Based on the foregoing, the Company believes that the Agreement was terminated and that Plaintiff's claims are without merit. The Company will vigorously defend itself against any and all claims.

Bristol Asset Management (Second Complaint)
--------------------------------------------

    On March 27, 2000, Bristol Asset Management, LLC (the "Plaintiff"), a California Limited Liability Company, filed a complaint in the Superior Court of the State of California for the County of Los Angeles, Case No. BC227158, against the Company and Manhattan Financial Group ("MFG") (jointly, the "Defendants"), alleging breach of contract with respect to a certain Acquisition Agreement dated September 2, 1998 (the "Agreement") between Plaintiff and Defendants, whereby, the Plaintiff was to acquire 500,000 shares (subject to adjustment) of the Company's common stock at a specified price and the Company was, in turn, to issue warrants to Plaintiff to acquire 150,000 shares (subject to adjustment) of common stock at a specified exercise price (jointly, the "Shares"). Pursuant to the Agreement, MFG covenanted to provide a legal opinion to Plaintiff, in substance, that the Shares were transferable by Plaintiff on or after November 6, 1998.

    The Defendants timely provided the requested legal opinion to Plaintiff in form and place specified by the Agreement. The Plaintiff subsequently requested the Defendants to issue a second legal opinion incorporating information different from what was originally stipulated in the Agreement. The second legal opinion was provided to Plaintiff on December 14, 1998.

     The Plaintiff alleges that the Defendants did not provide the agreed legal opinion until the later date of December 14, 1998 and as a result of a delay on the exercise of its warrants, the Plaintiff suffered damages exceeding $6 million. The Plaintiff seeks unspecified damages to be determined in a jury trial and warrants to acquire 101,204 shares of the Company's common stock.

     The Company believes that it satisfied its obligations under the Agreement and believes the Plaintiff's claims are without merit. The Company will vigorously defend itself against any and all claims.

Item 2.    Changes in Securities

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

     The following securities, which are not registered under the Securities Act of 1933, were issued since the Company's last report for the quarter ended December 31, 1999. The following does not include shares issued to Beach under the Beach Agreement or the issuance of shares upon conversion of warrants.

$45,000,000 Private Placement
-----------------------------

     On December 12, 1999, the Company commenced a private placement (the "Offering") of a minimum of $12,000,000 and a maximum of $30,000,000 of its securities pursuant to Regulation D, Rule 506, of the Securities Act of 1933. The close of the Offering, originally scheduled for December 31,1999, was extended by the Company through February 29, 2000. Due to an oversubscription, the maximum amount of the Offering was also increased to $45,000,000.

     The Offering was structured with a minimum investment of $50,000 for the purchase of one unit consisting of 13,123 common shares and 13,123 warrants at an offering price of $2.81 per share and $1.00 per warrant. Warrants subscribed to pursuant to the Offering are convertible into common shares of the Company at a rate of 50 percent of the initial number of shares purchased at $5.00 per share (subject to specified anti-dilution provisions) and terminate on the fifth year following the close of the Offering. The Company retained the exclusive right to reject any and/or all subscriptions until the Offering was formally accepted.

     On March 1, 2000, the Company announced the close of the Offering. On March 31, 2000, the Company accepted all Subscriptions not rejected as of that date. Proceeds of the Offering, net of placement costs of approximately $2,933,793, totaled $39,543,103. Total shares of the Company's common stock subscribed to as a result of subscriptions accepted equals 11,148,766 shares. Warrants of equal quantity will be issued and give participating shareholders the right to acquire an additional 5,574,450 shares of the Company's common stock as specified above.

     Common stock and warrants subscribed to in the Offering are restricted and cannot be resold without registration under applicable federal and state laws. The Company intends to commence the application for registration of such shares prior to July 1, 2000.

     In connection with the Offering, the Company entered into commission agreements with various individuals and entities (jointly referred herein to as "Advisors") to assist in the private placement of the Company's common stock and warrants in connection with the Offering. Such agreements stipulate that the Company will compensate Advisors cash consideration equal to seven percent of the final gross proceeds derived by the Advisors in connection with the Offering, plus additional consideration in the form of common stock options of the Company, the number of which will be equal to ten percent of the final gross proceeds derived by the Advisors in connection with the Offering divided by the closing price of the Company's common shares on February 29, 2000 as quoted on the OTC Bulletin Board of the NASD. Options granted pursuant to the agreements are exercisable at any time during the three-year period from February 29, 2000 through February 28, 2003 at a strike price of $1.70 per share. In consequence of the foregoing, cash commissions of approximately $2,933,793 and options to acquire approximately 418,658 shares of the Company's common stock will paid and granted to the Advisors. As of March 31, 2000, $233,000 was paid to the Advisors. The Company plans to pay the remaining balance in April 2000. Common shares underlying the options to be issued to the Advisors are restricted and cannot be resold without registration under applicable federal and state laws. The Company plans to apply for registration of such shares in a prospectus filed prior to July 1, 2000.

$5,000,000 Private Placement
-----------------------------

      On March 30, 2000, the Company signed an agreement with Informix Corporation, providing for the sale of $5,000,000 of the Company's common stock at a purchase price per share equal to 80 percent of the closing bid price per share, as quoted on the OTC Bulletin Board of the NASD, on the day previous to execution of the agreement. In connection therewith, Informix Corporation subscribed to 510,204 shares of the Company's common stock. The shares were issued in reliance upon the exemption available under Section 4(2) of the Securities Act of 1933, as amended, as a "transaction not involving a public offering." Gross proceeds for shares subscribed were received by the Company on March 31, 2000.

       Common stock shares of the Company subscribed to by Informix Corporation are restricted and cannot be resold without registration under applicable federal and state laws. The Company intends to commence the application for registration of such shares prior to July 1, 2000.

Company's 401K Plan
-------------------

      On January 1, 1999, the Company implemented a 401(k) Retirement Plan (the "Plan") that permits eligible employees to make elective contributions to the Plan. Pursuant to the Plan, the Company may also make discretionary contributions (the "Matching Contribution") to the Plan in the form cash or qualifying employer securities. On January 31, 2000, the Company made a Matching Contribution to the Plan for its 1999 plan year of 11,348 shares of the Company's common stock, such number of shares determined in accordance with the provisions of the Plan and based on the trading price of the Company's common stock on each of the Plan's 1999 required funding dates.

Item 3.    Defaults Upon Senior Securities

           Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information.

Bales Acquisition -  Subsequent Event
-------------------------------------

     On April 4, 2000, the Company signed a Memorandum of Agreement (the "MOA") to acquire 90 percent of the outstanding common shares of Bales Scientific Corporation, ("Bales'), for a total purchase price of $10.05 million and to acquire, subject to consent of the minority shareholder of Bales, the remaining 10-percent shares (the "Minority Shares") for a purchase price of $1.05 million

     Pursuant to the MOA, the purchase price for the 90-percent interest consists of $5.1 million cash (including a $500,000 nonrefundable commitment fee) and $4.95 million of the Company's common stock as determined from the listed Bid Price of the Company's common stock on the last business day prior to the acquisition date. The purchase price of the Minority Shares consists of $500,000 cash and $550,000 worth of the Company's common stock as determined above. In each case, the cash element of the purchase price is adjusted, upward or downward, by the difference between Bales' current assets (consisting solely of cash and accounts receivable) and total liabilities as of the date of acquisition.

     On April 17, 2000, the Company consummated the acquisition for 100 percent of Bales' common stock. In connection therewith, Maurice Bales, previous owner of Bales and noted authority in thermal imaging technology, entered into a three-year employment contract with the Company to provide expertise and services to further develop the Company's thermal imaging technology and integrate technology he developed into the Company's products. In addition to his normal compensation, Mr. Bales will be granted options to acquire 100,000 shares of the Company's common stock during each year of his employment at the listed bid price of such shares on the business day immediately preceding the granting of such options. The first 100,000 common share options were granted upon execution of the acquisition agreement and each additional 100,000 shares will be granted upon each subsequent anniversary date of Mr. Bales' employment. The Company also entered into a three-year office lease with Mr. Bales that provides for monthly lease payments to Mr. Bales, subject to annual cost-of-living adjustments, of $7,500.

NASDAQ Application
------------------

     On March 30, 2000, the Company announced that it had filed its application to move from the OTC Bulletin Board of the NASD to the NASDAQ National Market, bypassing the NASDAQ Smallcap Market Listing. As of the filing date of this report, it is not known how long the application process will take.

Item 6.    Exhibits and Reports on Form 8-K.

    Reports of Form 8-K.  Not Applicable.

    Exhibits. The following exhibits are filed herewith:

          (27)      Financial Data Schedule.




                           SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     COMPUTERIZED THERMAL IMAGING, INC.
                                     (Registrant)

                                     /s/ David A. Packer
Dated April 20, 2000              _________________________________________
                                         David A. Packer
                                         President, Treasurer & Director
                                         Chief Operating Officer

                                     /s/ Kevin L. Packard
Dated April 20, 2000              _________________________________________
                                         Kevin L. Packard
                                         Chief Financial Officer