Form 10KSB
period 2000-06-30
COMPUTERIZED THERMAL IMAGING INC
filed 2000-09-15
CIK 1021853

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission file number 000-23955


                      COMPUTERIZED THERMAL IMAGING, INC.
          ---------------------------------------------------------
         (Name of small business issuer as specified in its charter)



            NEVADA                                  87-0458721
---------------------------------      ---------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)


            476 Heritage Park Blvd., Layton, UT             84041
           --------------------------------------      ----------------
          (Address of principal executive offices)        (Zip Code


                  Issuer's telephone number: (801) 776-4700


          Securities registered under Section 12(b) of the Act: None


            Securities registered under Section 12(g) of the Act:

                                    Common
                              ------------------
                               (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB. [   ]

     State issuer's revenues for its most recent fiscal year: $329,283

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $338,904,325 as of August 30, 2000.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 80,459,734 shares of common stock were outstanding as of August 30, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the documents incorporated by reference and the Part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933.

-----------------------------------------------------------------------------
Transitional Small Business Disclosure Format (Check one):

Yes [   ]   No [ X ]

                      COMPUTERIZED THERMAL IMAGING, INC.

                                 FORM 10-KSB

                                ANNUAL REPORT



                              TABLE OF CONTENTS




Available Information.....................................................4
Glossary of Terms.........................................................5

                                    Part I

ITEM 1.  Our Business.....................................................6
ITEM 2.  Description of Our Properties...................................34
ITEM 3.  Legal Proceedings ..............................................35
ITEM 4.  Submission of Matters to a Vote of Security Holders ............39

                                   Part II

ITEM 5.  Market for Our Common Equity and Related Stockholder Matters....39
ITEM 6.  Management's Discussion and Analysis of Financial Condition and
         Plan of Operation...............................................42
ITEM 7.  Financial Statements.......................................... F-1
ITEM 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................49

                                   Part III

ITEM 9.  Our Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Act...............49
ITEM 10. Executive Compensation .........................................54
ITEM 11. Security Ownership of Certain Beneficial Owners and Management..61
ITEM 12. Certain Relationships and Related Transactions..................62
ITEM 13. Exhibits and Reports on Form 8-K ...............................62
         (a)     Exhibits Required by Item 601
         (b) Information pertaining to any 8-K reports filed during the last quarter, listing of the items reported, any financial statements filed and the dates of such reports.

                            AVAILABLE INFORMATION
                            ---------------------

     We are subject to the reporting requirements of the Securities and Exchange Commission (the "Commission"). We file periodic reports, proxy statements and other information with the Commission under the Securities Exchange Act of 1934. We will provide, without charge, to each person who receives a copy of this filing, upon written or oral request, a copy of any information that is incorporated by reference herein (not including exhibits to the information that are incorporated by reference unless the exhibits are themselves specifically incorporated by reference). Requests should be directed to: Computerized Thermal Imaging, Inc., Attn: Kevin L. Packard, CFO, 476 Heritage Park Boulevard, Suite 210, Layton, Utah 84041, voice: (801) 776-4700, fax: (801) 776-6440. Our Internet address is www.cti-net.com. However, the information contained on our web site is not part of this document.

     For further information with respect to us, you may inspect without charge, and copy our filings, at the public reference room maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of this material may also be obtained from the Public Reference Section of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. Information about the public reference room is available from the Commission by calling 1-800-SEC-0330.

     The Commission maintains a web site on the Internet that contains reports, proxy statements and other information regarding issuers that file electronically with the Commission. The Internet address of the site is www.sec.gov. Visitors to the site may access such information by searching the EDGAR archives on this web site.

                             GLOSSARY OF TERMS
                             -----------------

     Each of the following short titles and terms are used throughout this document. They are summarized here for convenience only.

Act                     Securities and Exchange Act of 1934.

Bales Bales Scientific, Inc., our wholly owned subsidiary acquired on April 18, 2000.

BATTELLE Battelle Memorial Institute, our principal systems engineer.

Beach Beach Boulevard, LLC, one of our primary financial supporters during the past fiscal year.

Company, us, we         Computerized Thermal Imaging, Inc. and Subsidiaries
                        including Computerized Thermal Imaging Company and
                        Bales Scientific, Inc.

CT                      Computed Tomography.

CTICO Computerized Thermal Imaging Company, formerly Thermal Medical Imaging, Inc., our 97.9%-owned subsidiary.

CTII Computerized Thermal Imaging International, Inc., an entity in which we own 15%.

FDA                     US Food and Drug Administration.

HICFA                   Health Insurance Care Financing Administration.

INFORMIX Informix Corporation, our principal software database provider.

Medical Imaging
Systems                 Our Breast Imaging and General Use Systems.

MFG                     Manhattan Financial Group.

MR                      Magnetic Resonance.

NM                      Nuclear Medicine.

OTC.BB                  Over-the-Counter Bulletin Board of the NASD.

PAC                     Picture Archiving and Communications System.

PET                     Positron Emission Tomography.

PRC                     People's Republic of China.

QTA                     Quantitative Thermal Assessment Lab.

SEC (Commission)        Securities and Exchange Commission.

                         ----------------------------


TII                     Thermal Imaging, Inc., an affiliate of David B.
                        Johnston, our Chairman and Chief Executive Officer.

TRW                     TRW, Inc., our principal systems development vendor.

US                      Ultrasound.
-----------------------------------------------------------------------------

                                    PART I


ITEM 1.  OUR BUSINESS.

     This document contains numerous forward-looking statements about our business and future. The United States Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Our forward-looking statements are expressed in good faith and we believe that there is a reasonable basis for us to make them. However, readers are cautioned not to place undue reliance on such statements. This document should be read in conjunction with our audited financial statements included in Part II herein, and in consideration of our forward-looking disclaimer paragraph in Part II, Item 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION" and our "RISK FACTORS" below.

Introduction
------------

     We were incorporated on June 10, 1987 in the State of Nevada as Business Helpers, Inc. In 1988, we acquired substantially all of the assets of Thermal Imaging, Inc., which assets consisted of certain intellectual property, proprietary ideas and technology. We amended our Articles of Incorporation ("Articles") in August 1989 to effect a name change to DTI Dorex, Ltd. and again in November 1989 to our current name. In April 1992, we amended our Articles to provide for a capital structure of 100 million shares of common, par value $0.001 per share, and 3 million shares of preferred stock with such designations, preferences, and other features as may be required by our Board of Directors. In March 1998, we amended our Articles to describe in more detail the authority of our Board of Directors with respect to shares of our preferred stock and deny preemptive rights to all of our stockholders. On June 27, 2000, we further amended our Articles to increase the number of our authorized common stock shares to 200 million.

     We are presently a development stage company and have had only limited revenues from operations and essentially no sales of any magnitude related to our medical imaging equipment. In June 2000, we reported the sale of 10 of our Breast Imaging systems for a total of $5 million to Computerized Thermal Imaging International, Inc., an entity in which we own 15 percent. The $1.75 million down payment already received by us on this sale is recorded as deferred revenues until such time as we deliver the systems and such systems are placed into commercial use. (See Part I, Item 1, "OUR BUSINESS, OUR SALES AND MARKETING STRATEGY, INTERNATIONAL STRATEGY").

     Over the course of several years prior to 1991, we developed a dynamic imaging protocol for our Medical Imaging Systems. During 1991 through 1993, we developed a quantitative thermal assessment laboratory, completed a round of marketing studies, and began developing our proprietary software-imaging algorithm. From these efforts, we developed our Breast Imaging and General Use Systems. In an effort to vertically integrate our technologies with compatible technologies, we acquired all of the assets of Bales Scientific, Inc. ("Bales") on April 18, 2000. Bales designs, manufactures and sells high resolution, dynamic, digital infrared imaging workstations and related products for both medical and industrial application. (Refer to Part I, Item 1, "OUR BUSINESS, RECENT EVENTS" for a discussion of our acquisition of Bales).

Industry Overview
-----------------

     For 1998, the U.S. Health Care Financing Administration ("HCFA") reported that national health expenditures topped $1.1 trillion, rising 5.6 percent over 1997. In its annual report entitled National Health Expenditures Projections, HCFA estimates that, for the period 1998 through 2008, national healthcare expenditures will reach $2.2 trillion and account for 16.2% percent of projected gross domestic product ("GDP"), after stabilizing in a range of 13.5% to 13.7% of GDP from 1993 through 1998. Healthcare spending increases have primarily stemmed from technological advances in the healthcare industry and an aging population that consumes more healthcare resources on a per capita basis ($4,094 per capita in 1998).

     Diagnostic imaging comprises a critical component of technologies available to aid in diagnosing diseases, maladies, and injuries. In addition to saving human lives and alleviating pain, early and accurate diagnosis of disease and chronic conditions can help physicians provide optimal cost-effective treatments thereby eliminating unnecessary procedures and hospitalization.

     Revenue growth of the medical device sector remains well above that of the general U.S. economy. In its September 1999 Industry Survey, Standard and Poor's views the Health Care Products and Supplies sector as one of the more fundamentally attractive for the coming years, with projected annual revenue growth of 12 percent over the coming five to seven years. On average, the sector's revenues grew 15 percent during the second quarter of 1999. The bulk of diagnostic imaging product sales remains conventional X-ray equipment, ultrasound ("US"), magnetic resonance ("MRI"), radiation therapy, nuclear medicine, ("NM") and computed tomography ("CT").

Industry Trends
---------------

     In the recent past, managed care focused almost entirely on reducing hospital costs, physician costs, and pharmaceutical costs; costs that comprise the largest sector of healthcare expenditures. Today, HMOs increasingly seek ways to reduce and manage their costs, such as utilization of diagnostic equipment. As a result of this pressure to hold down costs and eliminate unnecessary diagnostic procedures, both domestic and export shipments of electro-medical equipment by U.S. manufacturers have been relatively flat in recent years.

     Despite this recent trend, the world market, according to Standard and Poor's, should continue to grow in coming years. Key factors spurring this business include (1) patients' insistence on quality healthcare regardless of cost; (2) the aging population; (3) the recognition of the cost savings that diagnostic products can provide; and (4) the trend towards more advanced medical technology, techniques and equipment. Despite the fact that the increased presence of managed care providers has worked to suppress healthcare expenditures, real growth (inflation adjusted) in health spending accelerated from less than 3 percent each year in 1995 through 1997 to 4.5 percent in 1998. Furthermore, recent data demonstrates that medical costs continue to outpace overall inflation on consumer levels. According to the Bureau of Labor Statistics, the overall Consumer Price Index rose 2.0 percent for the 12 months ended June 1999, while the overall price of medical care advanced 3.4 percent during this same period.

     Co-sourcing, a recent business model emerging in the diagnostic imaging market, is the operation by an independent provider of imaging equipment permanently located in a hospital or facility. Pressure from Medicare and managed care providers has encouraged hospitals to optimize their budgets so that total costs do not exceed allowable reimbursements. Understating costs associated with delivering a particular diagnostic service can depress a healthcare provider's bottom line. Co-sourcing arrangements enable hospitals to more efficiently manage and operate departments and, therefore, maintain their profits.

Our Products and Services
-------------------------

     Overview. The American Cancer Society estimates that in 2000 about 182,800 new cases of invasive breast cancer will be diagnosed among women in the United States and an estimated 1,400 cases will be diagnosed among men.
In 2000, there will be about 41,200 deaths from breast cancer in the United States (40,800 among women and 400 among men) thereby confirming breast cancer as the second leading cause of death from malignancy and the most common cancer among women, excluding non-melanoma skin cancer. Most breast lumps are benign and not life threatening. During 1997, over 800,000 breast biopsies were performed with approximately 180,000 yielding a diagnosis of cancer. Hence, approximately 77 percent of all breast biopsies during 1997 yielded benign results.

     Established medical imaging modalities, such as mammography, create anatomical snapshots, but do not expose dynamic, functional disorders. Mammography may detect the presence of a breast tumor, but whether it functions as a cancer remains the task of a biopsy. We believe that our computerized, thermal imaging technology can complement other diagnostic modalities to reduce the number of benign biopsies.

     Our Medical Imaging Systems operate on the premise that every externally or internally triggered physiological event causes an associated, measurable caloric heat-releasing response. Medical science has sufficiently established the body's thermatome or "temperature map" as a source for reliable physiological clues. Abnormal caloric activity stimulates the body's temperature and thermal regulating systems and creates a physiological response detectable by sophisticated heat-sensing equipment. However, unlike most other imaging modalities, our Medical Imaging Systems record indications of how the body functions, in contrast to how it is structured, thereby, allowing quantitative observation and interpretation of irregularities in the body's thermal regulatory systems. In a controlled environment, we believe our Medical Imaging Systems can dynamically record the skin's response over time, compare it to a statistically valid model of "normal" and "abnormal" responses, and reliably infer a problem with the performance (not the structure) of an organ or body part. Our Medical Imaging Systems complement standard structural images with functional images in order to generate new insights into breast cancer activity and the progression of pain in the body.

     To date, we have developed the following significant technologies: (1) our proprietary climate-controlled examination unit designed to enhance patient comfort and facilitate reproducible tests; (2) our controlled, dynamic imaging protocol that produces consistent results; (3) our patent-pending statistical model (algorithms) that detects physiological irregularities; and
(4) our infrared imaging and analysis hardware, including our sophisticated heat-sensing camera, designed and manufactured by Bales. These developments can be generally segregated into our two principal products, our Breast Imaging and General Use Systems (jointly referred to herein as "Medical Imaging Systems"). These systems are configured to address the premier healthcare issue for women and the growing workers' compensation market, respectively. Our Breast Imaging System serves as a non-invasive, painless adjunct to mammography, whereas, our General Use System functions as a general diagnostic tool to assist in the diagnosis and treatment of musculo-skeletal disorders and help healthcare payers identify and reduce fraudulent workers' compensation claims. Each system integrates computer hardware, proprietary software, and sophisticated heat-sensing cameras to create systems that produce, interpret, and catalogue computerized thermal images for medical applications.

     In the end, we believe data generated by our Medical Imaging Systems allow physicians to find and monitor the progress of many diseases, disorders, and injuries that may go undetected through conventional dense tissue/skeletal imaging modalities such as X-ray, Computed Tomography, Magnetic Resonance, and Ultrasound technologies.

     Neither of our Medical Imaging Systems involves harmful radiation, uncomfortable breast compression, electrical shocks, or any other discomfort. Furthermore, our Medical Imaging Systems have no contraindications, making them uniquely suited to post-surgical and post-therapeutic monitoring to track recovery or potential tumor recurrence.

     In addition to our Medical Imaging Systems, and as a consequence of our acquisition of Bales, we design, manufacture and sell high resolution, dynamic, digital infrared imaging workstations and related products for both medical and industrial applications. Specialized cameras developed as part of these workstations are integral components of our Medical Imaging Systems.
Our recently introduced Photonic Stimulators are used to improve vascularity and increase blood flow circulation in the treatment of pain. Industrial application of our imaging systems include non-destructive inspection of aging aircraft, electronics, composites, metals and other advanced materials, as well as breakthroughs in the inspection of turbine blades of large power-generation equipment.

     Since inception in 1987, we have spent nearly $12.2 million on research and development ("R&D") of our Medical Imaging Systems and approximately

$19.7 million in general and administrative expenses. We incurred a significant portion of these R&D expenses for software development by TRW, engineering studies conducted by BATTELLE and clinical testing relating to our Breast Imaging System. Although we have contracted out much of our R&D to third parties, we have retained all rights related thereto. Doing so has enabled us to focus on product design and effectiveness without the burden of R&D overhead. A material portion of our general and administrative expenses incurred since inception (including salaries, rent and other overhead) supported our R&D efforts.

     As we emerge from the product development stage, we anticipate using available funds to shift from a primary reliance on trade secrets for intellectual property protection to reliance on formal protection via patents. To this end, we acquired, by assignment from TRW, a patent application (Serial No. 60/105147 dated October 4, 1998) on a Functional Thermal Imaging Apparatus (our Patient Positioning Table) filed with the United States Patent and Trademark Office ("USPTO"). On December 7, 1999, the USPTO granted us a patent in connection with this application. We also have pending a patent application (Serial No. 60/105,147 dated October 21, 1998) for an algorithm used to analyze imaging data collected through our Breast Imaging System. We expect that other technologies or components of our Medical Imaging Systems will warrant patent protection in the future.

     Patient Positioning Table. Our Breast Imaging System's patient positioning table incorporates a local climate control system, affords the camera a comprehensive view of the breast and eliminates the sometimes-painful breast compression common to mammograms. Compared to mammography plates, we believe that our patient positioning table affords more viewing of the breast tissue and surrounding regions. Further, our positioning system limits patient movement during the examination to ensure consistent cooling, to enable the application of localized thermal events and to accommodate residual breathing movement. The examination unit permits testing one breast at a time in a center cavity. Each breast scan requires a minimum of 3.5 minutes.

     Quantitative Thermal Assessment Lab. Our modular Quantitative Thermal Assessment Lab uses a climate control system and is designed to permit thermal stabilization of one patient while another patient is attended.

     Proprietary Medical Protocols. Proprietary medical protocols make up another important element of our Medical Imaging Systems. Each employs a unique protocol specifically suited to a diagnosis that results in reproducible images and processes that minimize patient anxiety. Protocols include everything from the precise thermal challenge to the simple patient-preparation procedure. We plan to develop proprietary protocols that provide an important, competitive advantage for every new computerized thermal imaging application.

     Imaging Optics and Hardware. A highly responsive infrared camera and enabling hardware makes up the heart of our medical imaging optics package. A computer system equipped with a specialized keyboard and high-density optical storage controls the camera. In simple terms, the camera detects infrared heat given off by the body.

     Thermal Imaging and Analysis Algorithms. After capturing high-quality images, our systems apply patent-pending algorithms to the digital image to differentiate normal and abnormal heat patterns. The statistical model then identifies and displays suspicious areas to the physician to aid in patient diagnosis and in the determination of subsequent patient care.

     Online Support and Maintenance. Use of the Internet and or modem connections will be a key feature in servicing and maintaining our Medical Imaging Systems. We plan to interface each of our locations with a central database facility and system support center via the Internet. Images collected by our Medical Imaging Systems in the field will be transmitted to this facility where we will be able to monitor operations, diagnose problems and download software enhancements.

     Services. We plan to offer healthcare providers training and maintenance services, and, in due course, we plan to offer the academic, medical, insurance, employer and government sectors access to our vast database of information.

     Training. We plan to train technicians to use our Medical Imaging Systems and physicians how to interpret the resulting thermal images. Analysis software provided with our systems, and the capability to compare new images with old ones, will simplify the task of training. Nonetheless, we plan to allot as much as three days training per placement to ensure that users know how to operate our systems and read the images.

Our Business Strategy
---------------------

     Overview. Though FDA approved, thermal imaging has long failed to achieve its commercial potential due to deficiencies in enabling technologies. Further, in adopting emerging technologies, healthcare providers must contend with restricted access to capital and excessive, often unexpected, maintenance costs. Technological advances in high-speed computers and sophisticated heat-sensing cameras have allowed us to address healthcare provider concerns by offering valid and cost-effective computerized thermal imaging. We believe our business strategy will make it easy for providers to adopt our systems through our competitive, fee-per-use agreements.

     Our Breast Imaging and General Use Systems qualify as medical devices under 21 U.S.C. 321(h) because they are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease and do not interact chemically with the body. We do not believe that either of our Medical Imaging Systems requires us to submit a Pre-Market Application ("PMA") to the FDA for approval. Notwithstanding, we have chosen to pursue FDA approval via the PMA process to gain market acceptance of our Breast Imaging System. We believe that FDA approval of our Breast Imaging System will: 1) enable us to reference medical efficacy claims in connection with the marketing of our Breast Imaging System, 2) lend credibility to all of our imaging systems, 3) ease the task of introducing our General Use System to the market, 4) enhance physician acceptance of our systems, and 5) permit us to obtain designation of insurance payment codes for particular medical procedures.

Our Markets
-----------

     Overview. We plan to address the unique features and problems of domestic and international healthcare providers in order to maximize profitability. While our initial plans focus on the domestic market, we expect the international market will ultimately dominate our revenue base.

     Domestic Market. Of the three segments in the domestic medical imaging market (hospital-based, freestanding, and mobile), we designed our product offering around the hospital-based segment for seven primary reasons: (1) the substantial market size; (2) the central management structure affords the chance to maximize selling economies and deployment momentum; (3) hospital inefficiencies create opportunities for improvement; (4) our familiarity with hospitals through clinical trials; (5) the potential to align ourselves and our products with larger prestigious hospitals; (6) the hope that the visibility in hospitals will induce freestanding and mobile medical diagnostic imaging centers to adopt our Medical Imaging Systems; and (7) the substantial, on-going patient management practices.

     Co-sourcing Arrangement. We plan to capitalize on the opportunity for improvement in hospitals to differentiate our business strategy from our competitors'. The trend towards outsourcing and growth of PAC systems are examples of market forces shaping solutions to address inefficiencies in hospital-based diagnostic imaging centers. Our product offering blends the efficiency of outsourcing medical diagnostic imaging functions with the convenience to physicians of in-hospital systems to create a co-sourcing arrangement. By assuming responsibility for equipment performance and for cataloging all relevant imaging data, we believe we will eliminate unexpected maintenance costs, control image quality, and reduce hospital record-keeping overhead.

     Relationships with Hospitals; Brand Equity. We plan to leverage our positive relationship with the five prestigious hospitals conducting our clinical trials in order to establish a reputation for innovation. We plan to publicize results from these institutions to associate our brand with recognized symbols of innovation and patient care. We believe that our success in hospitals will lend us credibility and valuable publicity that will encourage the remaining market (the freestanding and mobile diagnostic imaging centers) to adopt our Medical Imaging Systems.

     Patient Management. Hospitals provide significant on-going patient management. Because our thermal scans are harmless and non-invasive, physicians can use them at any frequency deemed necessary. We believe our post-surgical diagnosis capability will enable doctors to better verify and track patient recovery. Our system's relevance to pre- and post-procedural diagnoses may also allow hospitals to improve bed turnover by immediate observation of the effects of surgery and/or medication to ameliorate the healing process.

     Commercialized Product with International Appeal. On the international front, we see opportunities for growth. Many potential international customers have centralized governments that exercise considerable control over the manner and methods of treatment provided by healthcare facilities. Given their favorable disposition towards thermography, foreign government acceptance of our Medical Imaging Systems may lead to substantial international demand. International growth will afford us the following benefits: (1) different customer bases add diversity to our database and enhance database depth and strength, and (2) the potential demand from socialized governments requiring conformity and subsequent adoption of approved products by many of their healthcare providers.

     Diverse Customer Base. An international customer base allows us the opportunity to capture a more diverse data set and train our classifiers to recognize a wider range of maladies. A diverse demographic data associated with international patient scans will create an unrivaled PAC system for data mining by academic, medical and insurance communities.

     Higher Patient Volume. A high patient volume associated with an international presence adds to the depth and strength of our future PAC system as well. A larger database will allow us to make more accurate diagnosis that, in turn, may lead to enhance branding of our products and greater revenues.

Our Competition
---------------

     Medical Imaging. The principal modalities for visualizing internal anatomy continue to be: X-ray, Computed Tomography ("CT"), Ultrasound ("US") and Magnetic Resonance ("MR"). A fifth technique, Nuclear Medicine ("NM"), is useful for diagnosing biochemical functions. Physicians do not view these technologies as substitutes one for another. Each modality contributes to a physician's toolkit and each is uniquely suited to help diagnose a specific patient problem. Consequently, diagnostic imaging modals primarily compete to address problems for which they are not currently being used.

     The companies that supply diagnostic imaging equipment range from large manufacturers to smaller specialized companies. Large diversified manufacturers, for which medical systems define only part of their total business, include General Electric, Siemens, Toshiba, Hitachi and Philips. Specialized companies like Acuson Corp. and ADAC Laboratories concentrate on producing a limited range of products.

     The medical imaging equipment business is international in scope. A number of foreign suppliers hold a substantial share of the U.S. market and many U.S. companies conduct significant business overseas. Many of the larger players actively seek to consolidate the industry or gain positions in competing products to improve profitability and gain market share.

     X-ray. X-ray imaging entails a variety of equipment including: (1) fluoroscopic equipment designed for cardiac catheterization (visualizing the coronary arteries) and angiography (visualizing other blood vessels); (2) mammography (visualizing the breast to detect cancer); (3) radiography (static X-ray images on film); (4) fluoroscopy (moving X-ray images); and (5) portable X-ray machines used in hospitals when patients cannot be taken to the radiology department.

     Although many X-ray suppliers offer equipment in most of these categories, the market forces in each category can vary significantly. For example, demand for catheterization lab equipment has been driven largely by the growth in angioplasty and cardiac surgery, both of which are profitable procedures for hospitals. On the other hand, demand for mammography equipment depends largely on opinions regarding the wisdom of screening women for breast cancer. Cardiac catheterization equipment is generally very expensive making it comparable to CT and MR, while mammography equipment generally costs much less.

     Computed Tomography.     Physicians use CT for a variety of examinations
in the head, spine, thorax and abdomen. Spiral CT enables CT angiography, where 3-D representations allow doctors to evaluate the performance of blood vessels throughout the body. Physicians can use CT for examinations of the head and spine, but CT is best used for other examinations, especially where speed is required. Although CT systems range in price, they tend to be quite expensive.

     Ultrasound. The Ultrasound market is more fragmented and is represented by a relatively large number of competitors. The market is segmented according to the medical specialists who use the equipment: radiologists, for examinations of abdominal and pelvic organs, and accessible arteries like the carotid; obstetricians and gynecologists, for examinations of the female reproductive system; cardiologists, for examinations of the heart and blood vessels; urologists, for examinations of the prostate and bladder; and surgeons, for intra-operative visualization of hidden structures.

     Ultrasound is not known to produce any harmful side effects. In addition, Ultrasound equipment generally costs less than most other imaging equipment and can be located almost anywhere, encouraging wide use in physician offices and hospital departments.

     Magnetic Resonance. MR grew steadily from its inception in 1983 until 1993, when demand for MR procedures fell off because of the rise of managed care and other developments (such as the ban on self-referral). MR sales in the United States declined precipitously between 1992 and 1994 but have since recovered in large measure. The long-term outlook for MR appears positive because of new contrast agents and improved imaging performance. Many doctors tend to prefer MR for imaging the brain, spine and certain joints, such as the knee and shoulder. MR angiography, an established technique offering images of blood vessels without the need for contrast agents, also generates significant use. Various medical sources predict that continued MR improvements will allow MR examinations of abdominal organs and the heart.

     Many of the installed MR units are aging and many were manufactured by companies no longer in the business. For this reason, the replacement market has begun to grow because of falling prices and limited demand. MR equipment is expensive, but prices have declined over the years.

     Nuclear Medicine. NM produces images of radio-pharmaceuticals (carriers tagged with radioactive tracers) whose distribution in the body provides diagnostic information. The market potential of NM largely depends on the development of improved radiopharmaceuticals rather than on improved equipment.

     New Technologies. Examples of noteworthy new technologies reshaping the industry include digital X-ray, positron emission tomography ("PET") and PAC systems.

     Digital X-ray captures X-rays directly, promising several important benefits: (1) faster access to images, allowing interpretation of emergency room patients as well as remote consultation on difficult cases; and (2) increased productivity, accompanied by savings in both labor and the processing of radiographic film. Digital X-ray, however, will likely gain only gradual acceptance from the medical community because the cost of a digital radiography system will likely far exceed the cost of a film-cassette system.

     PET, a non-invasive, diagnostic imaging technique for measuring the metabolic activity of cells in the human body, may benefit patients suffering from certain types of cancer or certain conditions affecting the brain and the heart. Many insurance carriers approve PET, but the technology is still unfolding into clinical diagnostic medicine. PET, like computerized thermal imaging, can diagnose some functional disorders, but it does so at the biochemical level. Diseases can alter biochemical processes and PET can visualize some of these changing processes. For example, PET can detect diseases, such as Alzheimer's disease, which do not modify the anatomy.

     PAC systems play an increasingly important role as complements to imaging equipment. A PAC system is a computer network designed to transmit, store and retrieve digital medical images. It makes an electronic copy of images.
Users can magnify and enhance the images through brightness and contrast controls, and multiple users can view the same image at the same time from different stations. Use of electronic images greatly reduces film usage and cost.

Our Sales and Marketing Strategy
--------------------------------

     Overview. In the near term, we plan to focus on developing our domestic market with the expectation that U.S. adoption of our systems will serve as our vehicle for international acceptance. As opportunities arise, we will extend our reach into foreign countries, many of which are generally receptive to thermography.

     Domestic Strategy. We believe our domestic sales and marketing strategy will facilitate rapid deployment and maximize customer retention by adapting our product offering to complement key structural elements in the healthcare adoption cycle. Recognizing the need for an effective deployment strategy, we have retained various marketing consultants and professionals over the past years to assess the market for medical imaging equipment and recommend product placement strategies. We plan to introduce our products to serve the needs of healthcare providers with shrinking capital budgets and pressure to reduce costs, and capitalize on the trend towards co-sourcing of healthcare services and growth in broadband infrastructures. We also plan to adapt our domestic marketing strategy to accommodate two important structural elements of the sales cycle: top-down, bureaucratic decision making and the Healthcare Financing Administration's influence on billing codes.

     Our resultant strategy includes: (1) outsourcing most of our marketing functions and some sales functions; (2) adopting a simple, fee-per-use revenue model; (3) targeting corporate level decision makers; (4) co-promoting products and services with strategic partners; (5) leveraging FDA approvals across multiple products; and (6) continuing to foster relationships with respected persons in domestic and foreign markets.

     Manage Sales Internally; Segregate Marketing. In order to accelerate product deployment and more closely match our infrastructure growth with product placements, we have chosen to segregate our marketing functions and focus internally on sales.

     Fee-per-use revenue model to accelerate adoption rates. We plan to generate revenue through usage agreements, removing two critical customer adoption barriers: capital budget constraints and surprise maintenance fees. We plan to install our equipment, remotely monitor it and periodically service it. Hence, the customer should only bear the burden of paying for use of our systems. Our fee-per-use agreement is anticipated to include minimum usage requirements which, if not satisfied by the customer, will give us the right to remove our systems and place them in more profitable sites. The portability of our systems should make it practical and economical for us to enforce our removal provisions.

     Target Centralized Decision Makers. We plan to focus our sales effort to persuade adoption of our technologies at the corporate level, thereby, enabling us to maximize selling economies and reduce bureaucratic burdening. A healthcare provider's corporate office often oversees many hospitals. This means that we can place many systems following one favorable sell at the corporate level. Our strategy should accelerate the sales cycle by removing layers of decision-making. We may also address physicians directly to encourage grassroots acceptance. We expect that the successful completion of the clinical trials of our Breast Imaging System will offer compelling performance evidence to physicians.

     Cross-promoting products with strategic alliances. We plan to cross-promote products with our strategic alliances to leverage their reputation into improved consumer and healthcare provider awareness of our systems. Our clinical trial sites present a unique opportunity for us to associate our products with the prestige and patient care reputation associated with these institutions.

     Leverage FDA approval across multiple products. We plan to use FDA approval of our Breast Imaging System to promote the overall benefits of computerized thermal imaging and generate medical and consumer acceptance of our General Use System.

     International Strategy. We have not yet begun a substantive international marketing campaign although we did initiate certain relationships with both the People's Republic of China ("PRC") and Thailand where thermography is an accepted modality for medical usage. In connection therewith, we sold one General Use System to Orchard Hospital in Bangkok, Thailand in May 1996 and we placed a second unit with the Friendship Hospital in Beijing, China for demonstration purposes. However, in 1997, we recovered this second unit to use some of its components in one of our five Breast Imaging Systems used in our current clinical trials. This permitted us to focus available resources towards FDA approval.

     Further, on April 25, 1995, we entered into our Golden Health Telemedicine and related contracts ("GHT Contracts") with a company formed by the Ministry of Public Health in the PRC in furtherance of our marketing goals in Asia. The GHT Contracts provided for the installation of 16' x 20' Quantitative Thermal Assessment ("QTA") labs in approximately 6,000 hospitals in China to conduct thermal assessments of patients. Pursuant to the contracts, delivery of the labs was expected to begin December 1, 1995 and continue through May 1, 1998.

     Doing business in the PRC, as well as in other developing countries, has risks not prevalent in the United States. Foreign laws and regulations can change in ways not familiar to domestic companies, including the extreme measure of nationalization of assets. Accordingly, in order to protect us from sovereign risk, our GHT Contracts require letters of credit, enforceable outside the PRC, to be issued to us as a precondition of our performance under the contracts.

     In October 1996, we initiated a relationship with TRW Systems Integration Group to design a plan for systems integration to implement the

GRT Contracts. However, to date, the requisite letters of credit have not been issued, the PRC has not funded the purchase of the QTA labs and no labs have been delivered. We have deferred any further expenditure toward the contracts until the Ministry of Public Health causes its hospitals to issue the letters of credit as provided for in the contracts. Furthermore, judicial remedies for enforcement of contracts in the PRC are not reliable. Even though we have inserted arbitration clauses in our GHT Contracts, reliance upon arbitration creates risk because an arbitration holding is not subject to appeal, regardless of any error in the application of law. We do not know if, or when, the PRC will perform under the contracts. Due to the current status of Chinese relations with the United States, we do not believe that we would be successful in an attempt to enforce the contracts. We currently consider the GHT contracts to be virtually unenforceable and we believe that we will never receive any sales from these contracts.

     In connection with Latin America markets, we entered into two letter Agreements on October 28, 1999 with Computerized Thermal Imaging International, Inc. ("CTII"), an entity in which we own 15 percent, whereby CTII received 1) the exclusive right to represent the expansion of our business into Central and South America, 2) the right to prepare and implement a marketing strategy for deployment of our Breast Imaging System in those areas of the world, 3) the right of first refusal on our Health Card manufacturing worldwide, and 4) the right to sell a minimum of 100 of our Breast Imaging Systems over a two-year period in the target territories. The Agreements provide that we will grant to CTII, as compensation, options to purchase up to 5 million shares of our common stock in 50,000 share increments contingent on their placement of each Breast Imaging System into commercial use in the specified territories. Each 50,000 block of options grants the holder thereof the right to purchase 50,000 shares of our common stock at a strike price equal to $1.6745, a 15 percent discount to the bid price at October 28, 1999, the Effective Date of the Agreement. Options expire two years from the date of grant.

     On June 6, 2000, the Company entered into agreements for the sale of 10 Breast Imaging Systems to CTII for $5 million. In connection therewith, we received a down payment of $1.75 million with the remaining $3.25 million to be received upon delivery of the systems. We expect to deliver the 10 systems to CTII on, or about, mid-October, 2000. We expect to issue 500,000 options upon the delivery and placement of such systems into commercial use. As of the date hereof, we have not issued any options to CTII.

     We will continue to seek opportunities to generate revenue from product sales to foreign markets.

Collateral Opportunities
------------------------

     Maintenance. We plan to maintain our systems on fee-per-use arrangements in order to oversee their performance and help healthcare providers manage their budgets. Cost containment pressures exerted by managed care providers make it critical for healthcare providers to manage their costs. We plan to help in this process by eliminating the risk of large, sometimes unexpected, maintenance fees. We believe we will be able remotely monitor product performance through our system interface. In this way, we believe we will ensure the reliability of our data base and proper functioning of our systems. Our engineering consultants can also provide onsite repairs and maintenance.

     Due to their cost-effectiveness relative to other imaging modalities, our Medical Imaging Systems should compete very well in the industry's low-cost environment. Because our planned commercialization strategy for the Breast Imaging System is based on a fee-per-use arrangement, the effect on capital budgets of expenditure-weary providers is minimized. Finally, because of the ability of our systems to non-invasively exclude the need for other testing and potentially expose many fraudulent insurance claims related to soft tissue injuries, our systems should appeal to healthcare and insurance providers.

     Third Party Reimbursement. Although physicians now permit use of our General Use System and Breast Imaging System, the absence of FDA approval is a practical impediment to widespread acceptance. Most physicians prescribe use of external procedures and imaging modalities only when there are approved payment codes acceptable for third party reimbursement (e.g., insurance, Medicare, etc). The Health Insurance Care Finance Administration ("HICFA") establishes, for Medicare/Medicaid, a payment code approval for certain imaging modalities as used to detect particular suspected ailments. Generally, HICFA does not set payment codes for use of new technology unless the technology has obtained FDA approval. Most insurance companies establish payment codes for their insureds based upon experience and, for new procedures or imaging modalities, HICFA's determination. Therefore, unless covered by other general payment codes, we intend to seek FDA approval for each specific use of our system designed to detect specific ailments.

     Data Mining. We anticipate that the full breadth and depth of the information accumulated from the future use of our systems will eventually be accessed via a PAC system to address specific needs including: (1) government agencies wishing to conduct longitudinal studies to infer progression of disease in a specific region of the country; (2) insurance carriers seeking more reliable data upon which to base workers' compensation premiums; (3) academicians searching for cause and effect relationships between stress and various illnesses; (4) employers looking to establish fitness standards for new employees; and (5) courts and litigates attempting to confirm the validity of healthcare liability claims.

     Future Product and Service Plans. We will continue to invest in the effectiveness of our proprietary application software and hardware. In addition, we will continue to use the services of vendors who can improve the precision and reliability of patient testing. We believe that the next quantum leap in medical imaging will result from the integration of our imaging technology with anatomical and other imaging data. For example, our Medical Imaging Systems data would overlay on a CT, MR, X-ray or US scan to create an inter-modal composite. We believe that it is both technically and economically feasible for our Medical Imaging Systems to lead inter-modal imaging.

     At present, some imaging modalities might be generally termed non-quantifiable. In other words, even if computers digitize information from a MRI, technicians and doctors must still interpret the image. To alleviate this difficulty, we intend to build quantified data sets of tests by other imaging modalities and develop the necessary interfaces to allow overlay. We can then, with the combined data, offer computerized recognition of disorder patterns using inter-modality images.

Service Providers and Contractor Relationships
----------------------------------------------

     Overview. Our business platform draws on contractor, supplier and vendor strengths to reduce our transition risk from system development to system deployment. By keeping our overhead low and outsourcing component production, integration and various elements of our research and development, we can focus our efforts and resources on sales, cultivating our brand, and adapting our systems to new opportunities and evolving customer needs. To date, we have established relationships with:

1.   TRW Inc. to integrate, install and maintain our systems.
2.   Battelle Memorial Institute to provide technical analysis.
3. Quintiles Corp. to provide clinical trial monitoring and FDA submittal preparation support.
4. Bales Scientific Inc., our recently acquired subsidiary, to secure high-speed infrared cameras.
5.   Therma Corp. to build our QTA labs and supply climate control equipment.
6. Fleishmann-Hillard and Chadwick Communications, specialists in launching and positioning corporate and consumer brands, to handle public relations and communications.
7. Informix Corporation, to help us manage data and to lay a strategic and adaptable Internet platform to maximize the potential for vast amounts of patient data.
8. Computerized Thermal Imaging International, Inc., a Latin American consortium established to place our systems in Latin America.
9.   Peak Industries, to help build our Breast Imaging Systems.
10. Paragon, an FDA consulting firm, to review Module materials submitted in connection with our FDA Pre-Market Application.

     TRW Relationship. We entered into cooperation and support agreements with TRW on June 19, 1996. This contract was closed out on May 5, 1999 with delivery to us of all intellectual property and items produced on the contract, including items used in the production and documentation of our property. We signed a follow-on letter agreement with TRW on May 7, 1999 to continue the efforts of the previous contract through July 1, 1999. Since that time, we have entered into extension agreements, the latest of which is dated June 29, 2000 and extends our agreement with TRW through September 30, 2000. We anticipate that we will continue to utilize extension agreements to maintain our relationship with TRW.

     Battelle Relationship. We signed an agreement with Battelle Memorial Institute ("Battelle") on March 19, 1999, to provide us with technical consulting services and to aid in the submittal of regulatory information to the FDA. The initial period for the technical consultation services to be provided was five months. We renewed our contract with Battelle in August 1999 and executed a three-month extension. Since that time, we have entered into extension agreements, the latest of which is dated July 27, 2000 and extends our agreement with Battelle through approximately October 31, 2000.
We anticipate that we will maintain our relationship with Battelle via the use of extension agreements. Under the Battelle Agreements, Battelle provides (1) support for algorithm development, (2) organization of design files, (3) statistical consultation for interaction with the FDA, and (4) manufacturing review.

     Quintiles Relationship. We have also established a relationship with Quintiles, Inc. ("Quintiles"), an independent consulting firm authorized by the FDA to verify clinical examination results, provide clinical trial monitoring and FDA submittal preparation support. We utilize Quintiles' services on a time and materials basis. Use of Quintiles' services varies from month to month.

     Bales Scientific, Inc. Relationship. Our strategic relationship with Bales continued to strengthen over time and, on April 18, 2000, we acquired 100 percent of the outstanding common stock of that company. Our acquisition of Bales has permitted us to vertically integrate technologies and virtually secure manufacturing capabilities of our thermal imaging cameras. Our acquisition of Bales is disclosed in our 8-K dated April 18, 2000 and filed April 27, 2000 and 8-K/A dated April 18, 2000 and filed June 19, 2000 with the SEC.

     Therma Corp Relationship. We have engaged Therma Corp. ("Therma"), on a time and materials basis, to build our QTA labs and provide climate-control equipment.

     Fleishmann-Hillard and Chadwick Communications, LLC. Relationships. We currently have agreements in place with Fleishmann-Hillard and Chadwick Communications, LLC to provide public relations services to us. We maintain these agreements on a time and materials basis and on a month-to-month basis.

     Informix Software, Inc. Relationship. On December 22, 1999, we entered into a software license and maintenance agreement with Informix Software, Inc. ("Informix"). The license and maintenance agreement grants us an unlimited User/CPU license of Informix Internet Foundation 2000 software (the "Foundation 2000 Software") and a one-year maintenance contract beginning December 22, 1999. The Foundation 2000 Software is an integral part of our information database and retrieval system. On March 30, 2000, Informix purchased, in a private placement, 510,204 shares of our common stock for $5,000,000.

     Peak Industries Relationship. We have engaged Peak Industries, on a time and materials basis, to build our Thermal Imaging Systems. We have also recently discussed their involvement in building our Photonic Stimulators.

     Paragon Relationship. We have engaged Paragon, on a time and materials basis, to review various Module submissions in connection with our FDA Pre-Market Application.

     Computerized Thermal Imaging, Inc. International Relationship. On October 28, 1999, we entered into two letter Agreements with Computerized Thermal Imaging International, Inc. ("CTII"), an entity in which we own 15 percent. Details concerning these Agreements are noted herein at Part I, Item 1, "OUR BUSINESS, OUR SALES AND MARKETING STRATEGY, INTERNATIONAL STRATEGY".

     In addition to the foregoing, we have enlisted five prominent U.S. hospitals to conduct the clinical trials necessary for FDA approval including:

     -  USC/Norris Comprehensive Cancer Center, Los Angeles;
     -  Mt. Sinai Hospital, Miami;
     -  St. Agnes Hospital, Baltimore;
     -  Lahey Clinic, Boston; and
     -  Providence Hospital, Washington, D.C.

     We have entered into the following agreements with each of the foregoing respective hospitals. The first two agreements (the USC Agreement and the HRA Agreement) are related to our clinical study at the USC/Norris Cancer Center:

     USC Agreement. We entered into a clinical trial agreement with University of Southern California ("U.S.C."), (the "U.S.C. Agreement") on May 5, 1997. Under the terms of this agreement, U.S.C. is to perform a clinical study of the screening of breasts for identification of suspicious tissue using clinical examination and mammography with and without the use of our Breast Imaging System. The goal of this study is to establish a specific confidence interval for the detection of breast cancer associated with the use of our system. The U.S.C. Agreement provides that the study will be conducted in accordance with our protocol. The estimated period of performance for the U.S.C. Agreement was undetermined at the time of its execution. All rights, title, and interest in any intellectual property that is the direct and specific result of the performance of the protocol shall belong to us. All rights, title, and interest in any intellectual property that are conceived or made jointly by one or more of our employees and U.S.C. shall belong jointly to U.S.C and us. All rights, title, and interest in any other intellectual property developed or conceived under the study shall be considered property of U.S.C. In addition, U.S.C. agrees not to disclose certain confidential information exchanged in connection with the agreement and agrees to prevent disclosures of such information to all third parties.

     HRA Agreement. We entered into a clinical trial agreement with the Health Research Association, a California nonprofit educational institution affiliated with the University of Southern California Medical Center, (the "HRA Agreement") on September 16, 1997 with the same purpose, goals, protocols, terms and conditions as the U.S.C. Agreement. Medical trials of the our Breast Imaging System pursuant to this agreement are being conducted at University of Southern California's Norris Cancer Center. The estimated period of performance of the initial HRA Agreement was from September 1, 1997 through 1, 1998. On March 24, 1999, we entered into an agreement with HRA extending the period of performance to March 15, 2000. Although the HRA Agreement has not been formally renewed, HRA continues to perform clinical trials under the same terms and conditions as set forth in the original agreement. We have provided HRA with a copy of our proposed renewal agreement that provides for an estimated period of performance through March 15, 2001. We are awaiting HRA's review and execution of the proposed agreement. The HRA Agreement has virtually the same provisions regarding rights, title and interest in intellectual property and non-disclosure as the U.S.C. Agreement.

     Providence Hospital Agreement. We entered into a clinical trial agreement with Providence Hospital (the "Providence Hospital Agreement") on February 14, 1998 with the same purpose, goals, protocols, terms and conditions as the U.S.C. Agreement. The estimated period of performance of the initial Providence Hospital Agreement was from February 15, 1998 to February 15, 1999. Although the Providence Hospital Agreement has not been formally renewed, Providence Hospital continues to perform clinical trials under the same terms and conditions as set forth in the original agreement. We have provided Providence Hospital with a copy of our proposed renewal agreement that provides for an estimated period of performance through February 15, 2001. We are awaiting Providence Hospital's review and execution of the proposed agreement. The Providence Agreement has the same provisions regarding rights, title and interest in intellectual property and non-disclosure as the U.S.C. Agreement.

     Mt. Sinai Medical Center Agreement. We entered into clinical trial agreements with Mt. Sinai Medical Center, (the "Mt. Sinai Agreements") on June 4, 1998 and again on August 8, 2000 with virtually the same purpose, goals and protocol as the U.S.C. Agreement. The estimated period of performance of the Mt. Sinai Agreements is from June 1, 1998 to December 31, 2000. The Mt. Sinai Agreements have virtually the same provisions regarding rights, title and interest in intellectual property and non-disclosure as the U.S.C. Agreement.

     St. Agnes Healthcare, Inc. Agreement. We entered into clinical trial agreements with St. Agnes HealthCare, Inc., (the "St. Agnes Agreements") on March 8, 1999 and again on April 14, 2000 with virtually the same purpose, goals, protocols, terms and conditions as the U.S.C. Agreement. The estimated period of performance of the St. Agnes Agreements is from March 1, 1999 to March 1, 2001. The St. Agnes Agreements have virtually the same provisions regarding rights, title and interest in intellectual property and non-disclosure as the U.S.C. Agreement.

     Lahey Clinic Agreement. We entered into clinical trial agreements with Lahey Clinic, (the "Lahey Clinic Agreements") on May 18, 1999 and again on July 20, 2000 with virtually the same purpose, goals, protocols, terms and conditions as the U.S.C. Agreement. The estimated period of performance of the Lahey Clinic Agreements is from May 1, 1999 to April 30, 2001. The Lahey Clinic Agreements have virtually the same provisions regarding rights, title and interest in intellectual property and non-disclosure as the U.S.C. Agreement.

     We believe that the trials conducted by these prestigious facilities will validate the effectiveness of our Breast Imaging System in detecting breast tumors and characterizing lesions between benign and malignant.

Status of Publicly Announced New Products or Services
-----------------------------------------------------

     We do not have any new publicly announced products or services other than what has been discussed above.

Material Contracts
------------------

     TRW, Battelle and Informix Contracts. During the past several years, we have entered into various contracts with TRW, Battelle and Informix. Information concerning each of these contracts can be found in Part I, Item 1, "OUR BUSINESS, SERVICE PROVIDERS AND CONTRACTOR RELATIONSHIPS."

     Clinical Trial Agreements. As previously noted, we have entered into agreements with five prestigious facilities to conduct clinical trials in connection with our FDA application. Information concerning each of these agreements is summarized in Part I, Item 1, "OUR BUSINESS, SERVICE PROVIDERS AND CONTRACTOR RELATIONSHIPS".

     Golden Health Telemedicine Contracts. On April 25, 1995, we executed our Golden Health Telemedicine and related contracts ("GHT Contracts") with a company formed by the Ministry of Public Health in the Peoples Republic of

China ("PRC"). Additional information concerning these contracts and their status is contained in Part I, Item 1, "OUR BUSINESS, OUR SALES AND MARKETING STRATEGY, INTERNATIONAL STRATEGY".

     Computerized Thermal Imaging, Inc., International ("CTII") Agreements. On October 28, 1999, we entered into two letter Agreements with Computerized Thermal Imaging International, Inc. ("CTII"), an entity in which we own 15 percent. Details concerning these Agreements are noted herein at Part I, Item 1, "Our Business, Our Sales and Marketing Strategy - International Strategy".

     Agreement with Beach Boulevard, LLC. On March 4, 1999, we entered into a Securities Purchase Agreement (as amended in May 1999, the "Investment Agreement") with Beach Boulevard L.L.C. ("Beach"). Subject to certain conditions provided in the Investment Agreement, we could require Beach to purchase up to $7 million of our common stock in a series of $500,000 tranches. As of the date hereof, we have required Beach to purchase approximately $3 million of our common stock in a series of six tranches. Since Beach's participation in the sixth tranche, we have made no requirements of funding by Beach, although Beach's obligation to provide funding, should we elect to require participation, continues in effect and is conditioned on various factors specified in the Investment Agreement. (See Part II, Item 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, SOURCES OF LIQUIDITY" for a full discussion of our agreement with Beach).

     Agreement with Manhattan Financial Group. Since January 1, 1997, we have been a party to a Consulting Agreement with Manhattan Financial Group, a provider of financial advisory services. The term of the Consulting Agreement was for one year and automatically renewed for annual periods thereafter unless terminated upon proper notification. As of the date hereof, the Consulting Agreement remains in effect. Fees are negotiated on a case-by-case basis depending on services to be provided. (See Part II, Item 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION, SOURCES OF LIQUIDITY" for a broader discussion of our relationship with Manhattan Financial Group).

Government Regulation
---------------------

     Overview. Our Breast Imaging and General Use Systems qualify as medical devices under 21 U.S.C. 321(h) because they are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease and do not interact chemically with the body. Typically, low risk, Class I or Class II devices that are substantially similar to approved products already on the market can obtain FDA clearance by the agency's pre-market notification known as a 510(k) filing. Sophisticated instruments that entail significant risk are generally classified as Class III devices and require manufacturers to submit a Pre-Market Application ("PMA") to the FDA. A PMA is much more complex and time-consuming to prepare than a 510(k) filing. A PMA typically contains a significant quantity of clinical testing, manufacturing and other data, all of which are carefully scrutinized by the FDA to demonstrate the product's safety, reliability and effectiveness.

     We do not believe that either of our Medical Imaging Systems requires us to submit a PMA to the FDA for approval. Notwithstanding, we have chosen to pursue FDA approval via the PMA process to gain market acceptance of our Breast Imaging System. We believe that FDA approval of our Breast Imaging

System will 1) enable us to reference medical efficacy claims in connection with the marketing of our Breast Imaging System, 2) lend credibility to all of our imaging systems, 3) ease the task of introducing our General Use System to the market, 4) enhance physician acceptance of our systems, and 5) permit us to obtain designation of insurance payment codes for particular medical procedures.

     The FDA is permitting us to submit our PMA in five modules, thereby, accelerating the data submittal process. In part, Module 1: a) introduces the use of thermography, its safety and effectiveness; b) summarizes the indications for use of thermography; c) summarizes the incidence, diagnosis and prognosis of breast cancer; d) describes current modalities for detecting breast cancer; e) describes our Breast Imaging System including major components and the population for which our device has clinical utility; f) describes our clinical study and the population in the study; and g) provides a statement of marketing of our device for its intended use. Module 2 is the most technically complex of all modules and, in part, provides: a) a detailed description of our Breast Imaging System and its component parts; b) a detailed discussion of the clinical evaluation system required to analyze and interpret the clinical data obtained through the clinical study; and c) documentation of all software used in our Breast Imaging System including software used in the development of our system and the acquisition of data in our clinical study. Module 3, in part, provides: a) manufacturing information concerning our Breast Imaging System including a detailed discussion of the facilities, personnel, equipment, and controls used in the manufacture of our system; b) information concerning the distribution and installation of our system; and c) a description of the procedures and record keeping associated with the manufacture, testing and installation of our devise. Module 4, in part, revisits the safety of our system including all non-clinical testing of the structural and functional components of our device. Module 4 also considers the safety of all materials used in the manufacturing of our device including biocompatibility, electrical safety, electromagnetic compatibility, reliability, durability and environmental impact. Finally, Module 5 essentially evaluates the results of our clinical studies including the accumulation and analysis of all the clinical study data.

     To date, we have submitted Modules 1 through 4 and anticipate submitting our final module (Module 5) prior to December 31, 2000. Recruiting patients as part of our clinical trials and obtaining reliable data there from are important elements to our submission of Module 5 to the FDA for review in accordance with our plan. Although we anticipate that we will be able to obtain and assemble the data necessary to timely submit Module 5, any delay or difficulties experienced in the recruitment of patients or the assembly and verification of patient data could delay our submission of Module 5 beyond December 31, 2000. On September 15, 1999, we submitted Module 1 and, in connection therewith, received FDA acceptance on December 17, 1999. On February 9, 2000, we submitted Module 2 and, in connection therewith, received FDA acceptance on June 27, 2000. On May 2, 2000, we submitted Module 3 and on September 5, 2000, we submitted Module 4. We are awaiting FDA review and acceptance of Modules 3 and 4. We cannot determine if, or when, we will ultimately obtain FDA approval of our Pre-Market Application.

     FDA Approval Process. Following the design of our Breast Imaging System, we initiated a series of discussions with the FDA. We presented pretrial data that demonstrated a sufficient probability of success to warrant FDA consideration. Our discussions fashioned a trial protocol that would produce data of sufficient quantity and quality to allow a FDA review of our Breast Imaging System.

     Clinical Trials Procedure. Our trial protocol requires an initial collection of digital thermal image data by our Breast Imaging System. In response, we initiated a data collection process in five prestigious hospitals as noted in the previous section entitled "OUR BUSINESS, SERVICE PROVIDERS AND CONTRACTOR RELATIONSHIPS". Currently, we are executing the approved protocol and collecting actual patient data in clinical trials underway at the hospitals. We have engaged Quintiles, Inc. to oversee adherence to FDA requirements and examination procedures in data collection. During the collection phase, we are blinded to the results. Following our completion of the data collection phase, we must, in concert with our FDA consultants, unvault and analyze the trial results and prepare an FDA Approval submission.


     Each patient participating in our clinical study is recruited following discovery of a breast lesion and after a determination that such patient would be undergoing a biopsy. Informed consent is obtained prior to the study in accordance with the policies of each research facility. Thereafter, each patient undergoes testing with our Breast Imaging System wherefrom digital infrared images ("IR") are collected prior to biopsy. The patient is disrobed from the waist up and oriented in the prone position on our Patient Positioning Table. Each breast is suspended, one at a time, through an opening in the tabletop and aligned with the center of our system's unique mirror design. Infrared images are then acquired using our digital IR camera and mirror system that allows thermal energy to be collected from all aspects of the breast simultaneously. Images acquired are electronically saved for subsequent processing.

     Following patient participation, each digital image sequence is statistically analyzed and a set of quantitative features is extracted. Patient results are then divided into two groups representing those with malignant lesions and those with benign lesions. All of this data is then analyzed and compared against the pathology findings, classified, and submitted for FDA review.

     FDA Review. The FDA review of our Pre-Market Application ("PMA") consists of four steps: (1) administrative and limited scientific review by the FDA staff to determine that our application is complete; (2) in-depth scientific and regulatory review by the FDA compliance personnel; (3) an FDA good manufacturing practices inspection; and (4) review and recommendation of the appropriate advisory committee (panel review). Steps one, two and three are accomplished in parallel with the modular submission process, whereas, step 4 can be accomplished only after the final module has been submitted and reviewed. Following review, the FDA will notify us by letter of their decision to approve or deny our application and will publish a notice in the Federal Register.

Trademarks
----------

     We believe that our use of the non-registered marks "CTI" and "Computerized Thermal Imaging, Inc." for the past four years in our field provides us with common law rights to these names. We also believe that we acquired common law rights to the non-registered marks "Thermal Image

Processor" and "Photonic Stimulator" in connection with our acquisition of Bales Scientific, Inc. Accordingly, our products are being marketed under these brand names. We intend to pursue registration of these, or other registerable brand names, in due course.

Franchises, Concessions, Royalty Agreements, Labor Contracts
------------------------------------------------------------

     Other than royalty agreements in connection with the sales of our Photonic Stimulators, we have no franchises, concessions, royalty agreements or labor contracts in effect.

     In connection with our acquisition of Bales on April 18, 2000, we entered into an Employment and Royalty Agreement with Maurice Bales whereby we agreed to pay a $250 royalty upon the sale of each Photonic Stimulator. The Bales acquisition documents also contemplate that we will, at a future date, enter into a second royalty agreement with an individual from whom we acquired intellectual property rights in connection with the Bales acquisition. It is anticipated that this second royalty agreement, when and if formally executed, will also provide for an additional $250 royalty upon the sale of each Photonic Stimulator.

Recent Events
-------------

     Private Placements. To provide funding necessary to continue clinical testing and, thereby, accelerate the PMA process, we raised approximately $44.5 million, net of placement costs, in two private placements of common stock and warrants during the quarter ended March 31, 2000.

     Specifically, on March 31, 2000, we concluded a private placement (the "Offering") of our securities pursuant to Regulation D, Rule 506, of the Securities Act of 1933. As a consequence, we raised, net of offering costs, approximately $39.5 million. Total common stock subscribed to as a result of subscriptions accepted equaled 11,148,766 shares. Warrants of equal quantity were issued and give participating shareholders the right to acquire 5,574,316 shares of our common shares at $5.00 per share (subject to specified anti-dilution provisions). Common stock and warrants subscribed to in the Offering are restricted and cannot be resold without registration under applicable federal and state laws. We currently have a registration statement in effect registering the shares underlying the securities issued in connection with this private placement.

     In addition to the foregoing, on March 30, 2000, we signed an agreement with INFORMIX, Inc. providing for the sale of $5,000,000 of our common stock. In connection therewith, INFORMIX subscribed to 510,204 shares of our common stock. The shares were issued in reliance upon the exemption available under
Section 4(2) of the Securities Act of 1933. Common stock shares subscribed to by INFORMIX are restricted and cannot be resold without registration under applicable federal and state laws. We currently have a registration statement in effect registering the shares underlying the securities issued in connection with this private placement.

     Bales Acquisition. On April 18, 2000, we acquired Bales Scientific, Inc. ("Bales") for $5.6 million in cash and $5.5 million of our common stock. The common stock shares were issued in reliance upon the exemption available under
Section 4(2) of the Securities Act of 1933. Bales, founded in 1977, designs, manufactures, and sells high-resolution, dynamic, digital infrared-imaging workstations and related products for both medical and industrial applications. These workstations are integral components of our Medical Imaging Systems. Medical applications for Bales' products include imaging of circulatory, neurological and soft tissue abnormalities, including work in the area of breast cancer. Its recently introduced Photonic Stimulators are used to improve vascularity and increase blood flow circulation in the treatment of pain. Industrial applications include non-destructive inspection of aging aircraft, electronics, composites, metals and other advanced materials as well as breakthroughs in the inspection of turbine blades of large power generation equipment. More information about Bales can be found on the world-wide-web at www.balesscientific.com. The information contained at this web site is not a part of this document.

     In connection with the deal, Maurice Bales, previous majority-shareholder of Bales and noted authority in thermal imaging technology, entered into a three-year employment contract with us to provide expertise and services to further develop our thermal imaging technology and integrate Bales' technology with our Medical Imaging Systems. Mr. Bales is currently in charge of the scientific development of our technologies.

Current Employees
-----------------

     As of June 30, 2000, we have 32 full-time employees, four of whom are part of our executive management team. None of our employees are represented by a union and we consider our employee relations to be good.

Risk Factors Concerning Our Business
------------------------------------

     The following risk factors relate to our business, the development and future marketing of our products, and the governmental environment and financial markets in which we operate. Any investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information contained herein, before you decide to buy our common stock. If any of the following risks actually occur, our business would likely suffer, the market price of our common stock could decline and you may lose all or part of the money you paid to buy our common stock.

     WE ARE A DEVELOPMENT STAGE COMPANY. WE HAVE HAD ONLY LIMITED REVENUES FROM OPERATIONS. WE HAVE A LIMITED OPERATING HISTORY. WE MAY NEVER HAVE SUBSTANTIAL REVENUE FROM OPERATIONS. WE MAY NEVER BE PROFITABLE.

     Since inception in 1987, we have been engaged primarily in research and development activities. We have only recently begun product commercialization. The likelihood of our success must be considered in view of all of the risks related to the commercialization of our imaging systems, including whether or not there will be medical market acceptance of our Medical Imaging Systems. With limited exception, our products have not been used in commercial applications, other than clinical testing. Our ability to achieve profitability will depend, in part, on our ability to successfully develop clinical applications, obtain regulatory approvals for our Medical Imaging Systems and develop the capacity to manufacture and market our products.
There is no assurance that we will achieve commercialization of our products. (See Part II, Item 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION," herein for a broader discussion of our operations and financial condition.)

      WE HAVE HAD, AND COULD HAVE, LOSSES, DEFICITS, AND DEFICIENCIES IN LIQUIDITY THAT COULD IMPAIR OUR ABILITY TO GROW.

     Our ability to achieve profitability depends on our ability to successfully develop and market our Medical Imaging Systems. There is no assurance that we will be able to accomplish this in a profitable manner. We are subject to all of the risks inherent in a growing venture, including the need to develop marketing expertise and produce significant revenue. We may incur losses, deficits and deficiencies in liquidity for the foreseeable future due to the significant costs associated with research and development and the commercialization of our Medical Imaging Systems.

     For fiscal year 2000, we had a net loss of $(8,893,155), a deficit of $(34,601,965) and stockholders' equity of $48,284,845. For our fiscal year 1999, we had a net loss of $(5,025,841), a deficit of $(25,708,810) and stockholders' deficit of $(159,709). Our increase in stockholders' equity for the year ended June 30, 2000 was primarily due to the sale of our equity securities in private transactions and the purchase of Bales Scientific, Inc. ("Bales") using our equity securities. (See Part II, Item 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION," herein for a more complete discussion concerning our financial condition.)

     WE WILL NEED MORE FINANCING FOR GROWTH.

     We have limited internal financial resources. Until our operating results improve, we must obtain outside financing to fund the expansion of our business and to meet our obligations as they become due. Any additional debt or equity financing may be dilutive to our shareholders. Financing must be provided from future operations, the sale of equity securities, borrowing, or other sources of third-party financing. The sale of equity securities could dilute our existing stockholders' interest, and borrowings from third parties could result in our assets being pledged as collateral and loan terms that would increase our debt service requirements and, thereby, could restrict our operations. There is no assurance that capital will be available from any of these sources, or, if available, upon terms and conditions acceptable to us.

     IN THE PAST, OUR INDEPENDENT ACCOUNTANTS HAVE EXPRESSED DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     The reports of our independent accountants for the fiscal years ended June 30, 1999 and 1998 included an explanatory paragraph that describes substantial doubt concerning our ability to continue as a going concern without additional capital. Although we have since raised additional capital through private placements of our equity securities, we may continue to incur losses in the foreseeable future due to the significant costs associated with the research and development and commercialization of our products. The report of our independent accountants for the year ended June 30, 2000 contains no going-concern opinion.

     WE HAVE NEVER PAID A CASH DIVIDEND AND IT IS LIKELY THAT THE ONLY WAY YOU WILL REALIZE A RETURN ON YOUR INVESTMENT IS BY SELLING YOUR SHARES.

     We have never paid cash dividends on any of our securities. Our Board of Directors does not anticipate paying cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance our growth. As a result, your return on investment in our stock will likely depend on your ability to sell our stock at a profit.

     THERE IS LIMITED MARKET LIQUIDITY FOR OUR SECURITIES AND THERE ARE PENNY STOCK SECURITIES LAW CONSIDERATIONS THAT COULD LIMIT YOUR ABILITY TO SELL YOUR SHARES.

     On August 30, 2000, the closing price of our common stock was $5.2188 per share. If our closing stock price were to fall below $5.00, our stock could be considered "penny stock" and the sale of our stock would be subject to the "penny stock rules" of the Securities and Exchange Commission. These rules require broker-dealers to take steps before making any penny stock trades in customer accounts including the requirement to advise a customer about the lowest offer and highest bid for our stock, to state the broker dealer's compensation on the trade, and to make a special written suitability determination for the customer and receive the customer's prior written agreement. Generally, a company's stock is EXEMPT from the penny stock rules if, among other things, the: (i) company has net tangible assets in excess of $2 million demonstrated by an audited balance sheet that is less than 15 months old from the date of the stock broker's transaction; (ii) stock broker personally reviews the audited balance sheet; and (iii) stock broker has a reasonable basis to believe that at the time of any given stock transaction in a customer account, the company still has at least $2 million in net tangible assets. If we were to become subject to the penny stock rules, there could be delays in the trading of our stock and the market liquidity of our stock could be adversely affected.

     WE HAVE APPLIED TO HAVE OUR COMMON STOCK LISTED ON NASDAQ'S
     LARGE-CAP NATIONAL MARKET.  THERE IS NO ASSURANCE THAT OUR
     COMMON STOCK WILL BE LISTED ON NASDAQ OR, IF LISTED, THAT WE
     WILL CONTINUE TO MEET THE QUALIFICATIONS FOR LISTING.

     On March 30, 2000, we applied to have our common stock listed on the Large-Cap National Market of the Nasdaq Stock Exchange. On June 26, 2000, Nasdaq approved the listing of our common stock to be effective June 29, 2000. On June 28, 2000, Nasdaq informed us that our listing was "on hold" and requested additional information from us. We are continuing to work with Nasdaq staff to complete the application process. Our stock is currently trading near the $5 minimum bid price required to obtain Nasdaq listing of our stock. There can be no assurance that our common stock will be listed on Nasdaq or, if listed, that we will continue to meet the qualifications for listing.

     THE MARKET PRICE OF YOUR SHARES MAY BE VOLATILE.

     The stock market price of medical equipment companies like us has been volatile. Securities markets may experience price and volume volatility. The market price of our stock may experience wide fluctuations, as it has in the recent past, which could be unrelated to our financial and operating results.

     WE COULD ISSUE PREFERRED STOCK AND THIS COULD HARM YOUR INTERESTS.

     We presently have authorized 3,000,000 shares of preferred stock, par value $.001 per share, none of which are outstanding. The shares of preferred stock, when and if issued, could adversely affect the rights of the holders of common stock and could prevent holders of common stock from receiving a premium for their common stock. An issuance of preferred stock could result in a class of securities outstanding that would have preferences with respect to voting rights and dividends and in liquidation over the common stock, and could (upon conversion or otherwise) enjoy all of the rights of holders of common stock. Our Board's authority to issue preferred stock could discourage potential takeover attempts and could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making such attempts more difficult to achieve and more costly.

     WE MAY SEEK BUSINESS COMBINATIONS WITH OTHER FIRMS AND ISSUE MORE SECURITIES THAT COULD DILUTE YOUR INTERESTS AND PLACE MORE OF OUR SHARES INTO THE MARKET.

     We may enter into business combinations with other firms by exchanging our stock. Doing so would enable us to acquire additional assets without spending cash. However, it may result in dilution in per-share net tangible book value to existing shareholders, and put more of our shares into the market.

    WE RELY ON OTHERS TO HELP DEVELOP AND MANUFACTURE OUR PRODUCTS.
    IF THESE THIRD PARTIES FAIL TO PERFORM IN ACCORDANCE WITH THE
    CONTRACTS WE HAVE IN PLACE WITH THEM, THE FDA APPROVAL, DEVELOPMENT, AND/OR PRODUCTION OF OUR PRODUCTS COULD BE SUBSTANTIALLY DELAYED.

     We have a material dependence upon various vendors and hospitals to assist in the FDA clinical studies of our Breast Imaging System and the development and manufacturing of our products. Our products are highly specialized and require that many component parts be developed and manufactured according to unique specifications. Although there may be more than one developer or manufacturer for our component parts, failure to develop or manufacture our component parts in a timely manner could result in a loss of business for us and further result in substantial delays in the FDA approval and/or commercialization of our products.

     WE CURRENTLY DO NOT HAVE MANY CUSTOMERS FOR OUR PRODUCTS.  IN
     ORDER TO BE SUCCESSFUL, WE ANTICIPATE THAT OUR PRODUCTS WILL NEED
     TO BE DISTRIBUTED TO A BROAD CUSTOMER BASE. IF WE ARE UNABLE TO IDENTIFY AND ADEQUATELY MARKET OUR PRODUCTS TO A BROAD CUSTOMER BASE, OUR PRODUCTS MAY NEVER REACH THE MARKETS AND OUR BUSINESS COULD FAIL.

     We have sold one General Use System to a hospital in Bangkok, Thailand and only recently received an order to deliver 10 Breast Imaging Systems to CTII in Mexico. In the United States, we expect that if, and when, we are able to obtain FDA approval on our Breast Imaging System, we will need to market and sell our products to more than just a few major customers.

     IF WE WERE UNSUCCESSFUL IN PREVENTING OTHERS FROM USING OUR
     INTELLECTUAL PROPERTY, WE WOULD LOSE A COMPETITIVE ADVANTAGE.

     We have common law rights to our intellectual property. We also currently hold a patent (No. 5,999,842) dated December 7, 1999 on our bed apparatus. We also hold provisional applications on our algorithm (Serial No. 60/105,147 dated October 21, 1998) and Photonic Stimulator (Serial No. 09/229,689 dated January 13, 1999). However, there can be no assurance that the steps we have taken to protect our property will be adequate to deter misappropriation. Any attempts that we make to defend our intellectual property would be expensive and time consuming.

     WE ARE SUBJECT TO GOVERNMENT REGULATION.

     FDA Approval. Our Breast Imaging System is presently undergoing clinical trial testing for FDA approval pursuant to PMA No. M990018. There is no assurance that we will ever receive FDA approval. Failure to secure FDA approval would reduce or eliminate the market for our products.

     Medical Care Payment Systems. Third party payers, such as Medicare or Medicaid, could reduce the reimbursement rate for usage of equipment such as ours. This could reduce the market for our products.

     WE ARE DEPENDENT ON OUR PRESENT MANAGERS AND OUR ABILITY TO GROW COULD BE IMPAIRED IF WE LOST THEIR SERVICES.


     Our success is substantially dependent upon the time, talent, and experience of David B. Johnston, David A. Packer and Richard V. Secord who are several of our officers and/or directors. Mr. Packer is our key product employee. Mr. Johnston and General Secord are our key marketing employees. We have employment agreements with each of these individuals, with the exception of Mr. Packer whose employment agreement expired on April 30, 2000. Mr. Packer is currently renegotiating his employment agreement. The loss of the services of any of these individuals could have a material adverse impact on us. No assurance can be given that a replacement for any of them could be located. In order for us to expand, we must continue to improve and expand the level of expertise of our personnel and we must attract, train and manage qualified managers and employees to oversee and manage our expanding operations. Demand for medical technology personnel is high. There is no assurance that we will be in a position to offer competitive compensation to attract or retain such personnel. You should not invest in us unless you are willing to entrust all aspects of our management to our directors and officers.

     WE MAY NOT BE ABLE TO MANAGE GROWTH AND THIS COULD RESULT IN A WEAKENING OF OUR FINANCIAL AND COMPETITIVE POSITION.

     Our intention is to expand business operations by acquiring companies and commercializing our imaging systems and related products. This expansion will subject us to a variety of risks associated with rapidly growing companies.
In particular, our plans may place a significant strain on our day-to-day operations. There can be no assurance that our plans, controls or personnel will be sufficient to meet these demands. Inadequacies in these areas could have a material adverse effect on our business, financial condition and results of operations.

     WE DO NOT HAVE PRODUCT LIABILITY INSURANCE.

     The manufacture and sale of medical imaging information systems entail significant risk of product liability claims. We do not believe that we need product liability insurance now because our imaging systems are either in development or operated by our subsidiary, which carries insurance for our clinical trials. There can be no assurance that we can obtain insurance coverage with limits adequate to protect us from any liability that might arise in connection with the sale of our products. We anticipate obtaining product liability coverage as our products are commercialized. However, this type of insurance is expensive and may not be available at all.

     YOU HAVE A RISK OF DILUTION.

     As of June 30, 2000, we had outstanding a total of 6,717,591 immediately exercisable options to purchase our common stock at exercise prices ranging from $.60 to $9.0625 per share. As of June 30, 2000, we also had 6,702,917 options to purchase our common stock at exercise prices ranging from $.70 to $9.0625 that vest or may be granted at future dates pursuant to various agreements. As of June 30, 2000 we had outstanding immediately exercisable warrants to purchase 8,453,047 shares of our common stock at prices ranging from $.72 to $7.25 per share.

     Of the immediately exercisable options and warrants noted above, 2,271,083 expire at various times through the year 2000, 902,500 expire at various times through the year 2001, 1,650,000 expire at various times through the year 2002, 8,262,472 expire at various times through the year 2005 and 2,084,583 expire after 2005. If the exercises of warrants or options occur at below market prices, you will be subject to an immediate dilution in your per-share net tangible book value.

     We have a financing arrangement whereby Beach Boulevard, L.L.C. ("Beach") is currently required to provide us with up to $4,000,000 in financing from time to time under certain conditions and then only if we desire to obtain financing from Beach from time to time. This financing arrangement is in the form of a Securities Purchase Agreement whereby Beach purchases shares of our common stock at a 15% discount to the market price of our common stock at the time of the funding. The issuance of shares to Beach may have a severe dilutive effect on the existing holders of our common stock.

     If fundings with Beach occur, the actual number of shares of our common stock that will be issuable to Beach is based upon fluctuations in the market price of our common stock, cannot be determined until the time of the transactions with Beach and is calculated by a formula in the Securities Purchase Agreement. There is no limit on the number of shares that could be issued to Beach upon further transactions pursuant to the Securities Purchase Agreement. The actual number of shares of our common stock that may be issuable and beneficially owned by Beach in connection with the transactions cannot be determined at this time.

      THE SALE OF OUR OUTSTANDING SHARES COULD RESULT IN A LOW MARKET PRICE FOR YOUR COMMON STOCK. THERE IS A LIMITED PUBLIC FLOAT FOR OUR COMMON STOCK AND YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT THE PRICE, OR IN THE VOLUME, YOU DESIRE.

     As of June 30, 2000, we had outstanding 80,149,516 shares of common stock, out of which approximately 30.1 million shares are restricted securities. Approximately 15.8 million shares of our restricted common stock (2.96 million of which are held by affiliates) have been held for less than one year and cannot be traded without an effective registration statement or acceptable opinion that such shares can be sold. Approximately 6.9 million shares of our restricted common stock (3.84 million of which are held by affiliates) have been held by our shareholders for more than one year and less than two years and could be sold into the market immediately with volume limits pursuant to Rule 144. Approximately 7.4 million shares of our restricted common stock (less 6.49 million of which are held by affiliates and are subject to volume limits pursuant to Rule 144) have been held by our shareholders for more than two years and can be sold immediately without restriction. In addition, if shares are issued in the future to Beach and those shares are sold, the price of our common stock may decrease due to these additional shares being sold into the market.

     On June 6, 2000, we filed an amended registration statement on Form SB-2, Amendment #9, File #333-47237, with the Securities and Exchange Commission to register 7,443,948 shares of our common stock issued in connection with transactions prior to the fiscal year ended June 30, 1999 and on June 15, 2000, we filed our Prospectus on Form 424 (b) (4). Such registration statement was declared effective on June 15, 2000. On June 20, 2000, we filed an initial registration statement on Form SB-2, File #333-39654, with the Securities and Exchange Commission to register 23,427,338 shares of common stock including common stock underlying each of the transactions occurring July 1, 1999 through June 17, 2000. On June 30, 2000, the Securities and Exchange Commission declared the registration statement effective and on July 3, 2000, we filed our Prospectus on Form 424(b)(4).

     All of our common stock outstanding as of June 30, 2000 consists of free-trading shares or restricted shares that can be sold, traded or otherwise transferred pursuant to the terms of our currently effective registration statements. Such registration statements go "stale" on October 31, 2000 which effectively means that restricted securities registered pursuant to such registration statements can no longer be sold, traded or otherwise transferred unless, and until,

     1) such time as we file amended registration statements containing our June 30, 2000 audited financial statements, or

     2) we receive a legal opinion to our satisfaction that such underlying shares can be sold without an effective registration, or

     3)     the requisite holding periods for such securities lapse.

     We plan to file amended registration statements prior to the date that the current registration statements go stale. However, there can be no assurance that we will file such registration statements as planned, or that if filed as planned, the Securities and Exchange Commission will declare such registration statements effective prior to October 31, 2000; the date the current registration statements go stale.

     WE INDEMNIFY OUR DIRECTORS AND OFFICERS AND THIS REDUCES THE
     LIKELIHOOD OF SHAREHOLDER LITIGATION.

     Our Bylaws provide that we indemnify our directors and officers if any are a party to a matter by reason of being a director or officer. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by our stockholders on our behalf against a director.

     WE MAY NOT BE ABLE TO COMPETE FOR BUSINESS AND THIS WOULD
     SUBSTANTIALLY IMPAIR OUR GROWTH.

     There are many other firms that compete in the medical imaging and diagnostic marketplace. We will have to compete with these firms when we commercialize our products and services. Most of our competitors are more established companies with substantially greater capital resources and marketing capabilities. We anticipate that the number of competitors will increase in the future. No assurance can be given that we will be able to successfully compete with these companies.

Anti-Takeover Provisions
------------------------

     Our Articles of Incorporation and Bylaws contain provisions that may have the effect of discouraging certain transactions involving a change of control. Our Board of Directors has the authority to issue up to 3,000,000 shares of preferred stock. Our ability to issue shares of preferred stock could have the effect of discouraging unsolicited acquisition proposals or making it more difficult for a third party to gain control of us, or otherwise could adversely affect the market price of our common stock.

ITEM 2:     DESCRIPTION OF OUR PROPERTIES

     We lease facilities under various operating leases that call for fixed monthly payments, adjusted periodically, over their term as follows:

     Lake Oswego, Oregon Office Agreement. On May 4, 2000, we entered into a one-year office lease commencing May 8, 2000 and ending May 7, 2001. The lease calls for a monthly office charge of $4,511 for 1,088 allocated square footage of office space, furniture rental and shared administrative services. The total monthly cost of the lease may exceed the base rate depending upon the shared services utilized during a given month. The office space is used to house our marketing personnel. We do not plan to renew this lease upon its termination.

     Walnut Creek, California Lease Agreement. In connection with our acquisition of Bales Scientific, Inc. ("Bales") on April 18, 2000, we entered into a three-year lease agreement commencing on April 20, 2000 and ending on April 19, 2003. The monthly lease payment of $7,500 covers approximately 5,500 square feet of office space. The lease rate is scheduled to increase on April 20 of each year of the lease by the Consumer Price Index, or comparable index, in effect for the preceding calendar year. The facility is used to house our Bales operations and employees.

     Portland, Oregon Lease Agreement. On September 1, 1990, we entered into an agreement to lease approximately 1,000 square feet of office space, commencing September 1, 1990 and ending August 31, 1999, for $2,525 per month. Although we continue to occupy this office space on a month-to-month basis, we anticipate we will terminate this lease in the very near future. Shortly following execution of this lease, the Lessor verbally agreed to delay receipt of rental payments until such time as we were financially able to make such payments. As of June 30, 2000, we determined that we owed Lessor approximately $375,000 in past rents and interest. On June 30, 2000, the Lessor agreed to accept $210,000 in settlement of all past rental payments, interest, claims, demands or indebtedness related to, or arising out of, the lease agreement and our occupancy of the office space. In August 2000, we paid the lessor all amounts due in connection with this lease. This office space is used as our executive offices.

     Layton, Utah Lease Agreement. On July 15, l997, we entered into an agreement to lease 1,993 square feet for $2,907 per month commencing December 1, 1997 and ending November 30, 2002. On April 14, 2000, we amended the agreement to add an additional 4,036 square feet of office space. For the period May 1, 2000 through November 30, 2000, the monthly lease payment for the total 6,029 square feet of office space is $9,521. This monthly lease rate increases to $9,889 for the period December 1, 2000 through November 30, 2001 and to $10,302 for the period December 1, 2001 through November 30, 2002. This office space is used to house our administrative, executive, financial, and technical personnel.

     St. Paul Properties Lease Agreement, Lake Oswego, Oregon. On May 31, 2000, we entered into an agreement to lease approximately 7,388 square feet of executive office space commencing at such time as leasehold improvements are completed (estimated to be on or about September 30, 2000) and ending July 31, 2005 with respect to 2,088 square feet and July 1, 2006 with respect to the remaining 5,300 square feet. Pursuant to the agreement, monthly lease payments shall begin on the first day of the fourth month following commencement of our possession of the office space and shall continue as follows: months 4 - 36, $15,700/mo.; months 37 - 60, $16,931/mo.; and months 61 - 72, $12,146/mo.

     With respect to this agreement, we prepaid $15,700 upon signing the lease agreement that will be applied to the initial lease payments and we provided an $110,000 cash-collateralized letter of credit to secure leasehold improvements made by the lessor. This office space is intended to house our executive and marketing employees in Oregon and will ultimately replace the Portland and Lake Oswego office leases noted above. A copy of the lease agreement is attached hereto as Exhibit 10(aa).

     We believe that our offices are adequate for our present needs and that suitable space will be available for our future needs.

ITEM 3:     LEGAL PROCEEDINGS

Kenneth M. Dodd Executive Employment Agreement
----------------------------------------------

     On February 24, 1999, we filed a complaint against Kenneth M. Dodd ("Defendant") in the Eighth Judicial District Court, Clark County, Nevada, Case No. A399754, seeking to enforce confidentiality agreements and certain terms in connection with Defendant's employment contract with us. Defendant resigned as CEO and President of CTICO, our subsidiary, in December 1998.

     In 1995, Defendant entered into employment agreements with us under which he would receive agreed upon consideration, including certain options to purchase shares of our common stock and shares of CTICO. During his tenure, we allege that Defendant gave unauthorized salary increases and bonuses that were not disclosed to our Board of Directors, that Defendant misappropriated certain funds and equipment for his own use, and that Defendant disclosed certain proprietary information concerning our business. In connection with Defendant's actions, we allege breach of contract, breach of fiduciary duty, conversion, breach of duty of care, breach of duty of loyalty, and usurpation of corporate opportunity.

     In August 2000, we made an offer of settlement whereby we would release the Defendant of all claims under our complaint and pay Defendant $10,000 in exchange for his 7.5 percent interest in our subsidiary, Computerized Thermal Imaging Company ("CTICO", previously Thermal Medical Imaging, Inc.). On August 25, 2000, the Defendant accepted our offer of settlement. As a result of our settlement with Defendant, we now own approximately 97.9 percent of the outstanding common stock of CTICO.

Kathleen Sullivan Employment Agreement
--------------------------------------

     On June 27, 2000, Kathleen Sullivan ("Plaintiff") filed a complaint in the Superior Court of California for the County of Los Angeles (Central District), Case No. BC232482, against us alleging breach of contract. Plaintiff seeks unspecified damages pursuant to an agreement whereby she was to undertake particular promotional activities for the benefit of the Company during 1998. The agreement required us to issue stock and/or warrants in exchange for Plaintiff's performance. Plaintiff claims that we failed to duly compensate her for services rendered, whereas, we assert breach and non-performance as a defense on the basis that Plaintiff failed to fulfill her contractual obligations.

     We believe that Plaintiff's claims are without merit and will continue to vigorously defend ourselves against any and all claims. We are currently engaged in discovery and no trial date has been set at this time.

Salah Al-Hasawi Advisory Services Claim
---------------------------------------

     On March 29, 2000, Salah Al-Hasawi ("Plaintiff"), a citizen and resident of Kuwait, filed an action in the United States District Court for the Southern District of New York, Docket No. 00CIV.2390, against us and Mr. David Johnston, our Chairman and Chief Executive Officer, alleging violations of under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Code of Federal Regulations for commissions allegedly due to Plaintiff in connection with the private placement of our securities. Shortly thereafter, the New York Action was dismissed without prejudice and on April 12, 2000, the Plaintiff filed a similar complaint in the United States District Court for the District of Utah under Case No. 2:00CV-0317K. The Plaintiff is seeking specified damages, attorney fees and unspecified damages pursuant to five separate causes of action including breach of contract, fraud and unjust enrichment.

     In connection with our private placement, Plaintiff claims that he personally placed and sold approximately $10.7 million of our securities on contract and that we failed to pay him commissions of $516,000 plus stock options to purchase 1,070,000 shares of our common stock valued at $15 million. Plaintiff alternatively alleges that he had a revised contract with us whereby he was to receive one-third of the foregoing commissions and stock options.

     We have categorically denied all of Plaintiff's claims and have affirmatively alleged that at all times, Plaintiff acted as an agent of Financial Services Group, to who all commissions (less amounts inadvertently paid to Plaintiff prior to our knowledge of the agency relationship between Plaintiff and Financial Services Group) and stock options due and owing were promptly paid.

     We are currently engaged in the discovery stages phase of the action and no trial date has been set at this time.

Bristol Asset Management Claims
-------------------------------

      We previously announced that in March 2000, Bristol Asset Management, LLC, a California Limited Liability Company, filed two separate complaints against us in the Superior Court of the State of California for the County of Los Angeles, Complaint No. BC226822 and No. BC227158, alleging breach of contract in connection with prior agreements.

      In order to defray defense costs and time spent in discovery and litigation, the parties entered into a "no-fault" settlement agreement on June 16, 2000 whereby we issued warrants, with a two-year term, to Plaintiff to acquire 400,000 shares of our common stock at a strike price of $7.25 per share in exchange for release of all claims made under the foregoing complaints. In connection with the settlement, we have recognized a $475,000 litigation expense in our June 30, 2000 financial statements.

Bloomberg/Evans Defamation Action
---------------------------------

     On August 28, 2000, we filed a complaint for libel in the United States District Court for the District of Utah, Northern Division, Case No. 1:00CV00098K against Bloomberg, L.P. (the "Defendant"). The complaint and summons were also serviced on Bloomberg through its registered agent in Utah. The lawsuit alleges that on June 29 and July 18, 2000, Bloomberg published certain "Defamatory Articles" about the Company that were written by David Evans through its news service, Bloomberg News. According to the Complaint, the Defamatory Articles were published over Bloomberg's Internet web site and elsewhere to literally millions of people, and contained certain false, misleading, and defamatory statements regarding our business and thermal imaging technology, which we are focusing on developing as an adjunct imaging tool to mammography in the detection of breast cancer. The lawsuit alleges that, after publication of the "First Defamatory Article" on June 29, 2000, we wrote to Bloomberg and explained the numerous inaccuracies and falsehoods contained therein. Although Bloomberg then published on July 18, 2000 what it labeled as a "correction" to the first story, this "Second Defamatory Article" still contained defamatory matter calling into doubt (among other things) our ability to attract capital as well as the efficacy of our Breast Imaging System, which is currently undergoing clinical testing by physicians at five independent hospital sites in accordance with a protocol used in connection with our application for Pre-Market Approval from the Food and Drug Administration. The Complaint alleges damages against Bloomberg in excess of One Hundred Million Dollars ($100,000,000). A trial date has yet to be determined and we have not yet begun discovery.

Alex Saenz Harassment Complaint and Counter-Complaint
-----------------------------------------------------

     On June 1, 2000, we filed a complaint against Alex Saenz ("Defendant"), an individual, in the Circuit Court of the State of Oregon for the County of Clackamas, Case #CCV0006024. On July 7, 2000, the complaint was moved from the Circuit Court to the United States District Court for the District of Oregon, Case #00942MA.

     On June 15, 1999, we engaged Defendant to identify and arrange investors to provide equity-based financing. Our written agreement with Defendant expired on December 15, 1999. During January through February 2000, Defendant assisted in the placement of our securities and, as consideration therefore, received commissions and options to acquire our common stock.

     The lawsuit alleges that Defendant thereafter interfered with our business by threatening lawsuits to recover additional stock options allegedly owed to him by us and threatening to sue and otherwise harass a certain individual important to the continued conduct of our business if such stock options were not granted. We allege tortious interference and plead for a declaratory judgment 1) that we owe no additional money or stock options to Defendant, and 2) awarding us $50,000 damages and recovery of costs and disbursements in connection with the lawsuit.

     On July 14, 2000, the Defendant filed his answer to our complaint denying our allegations and, in connection therewith, Defendant filed a counterclaim alleging that, despite his written acceptance of the commissions and options received for his services, we have breached various verbal agreements to compensate him in an amount other than what is specified in the written acceptance. Defendant alleges breach of contract and damages ranging from approximately $2.0 million to $104 million pursuant to three separate causes of action. Under a fourth cause of action, Defendant alleges slander of his business reputation and is seeking general damages of $10 million and punitive damages of $10 million.

     We believe Defendant's counterclaims are without merit and will continue to prosecute this case. We have not yet begun the discovery process and a date for trial has not been set.

State Securities Matters
------------------------

     On May 22, 2000, the Alabama Securities Commission, without a hearing, entered order No. CD-2000-0031 setting forth that we cease and desist from further sales of our securities in Alabama. The order reflects that, in connection with our December 31, 1999 private placement, no commissions can be paid for soliciting except by a registered agent of a broker-dealer. Pursuant to the order, we had a right to both a formal and an informal hearing before the order became final. On July 19, 2000, we held an informal hearing with the Alabama Securities Commission. On August 22, 2000, the Alabama Securities Commission vacated their May 22, 2000 Cease and Desist Order.

     In a letter dated May 17, 2000, the Utah Division of Securities proposed terms of an order whereby we would cease and desist from paying commissions except to broker-dealers and we would pay a $500 fine in connection with our recent private placement. On July 21, 2000, we responded and requested that they reconsider the proposed terms of their order. On August 17, 2000, we were verbally advised by our legal counsel that the Utah Securities division had considered our letter but was not predisposed to consider a change to their initial order. We have requested a formal hearing before the Utah State Securities Commission and are waiting a date for the hearing.

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our Annual Meeting of Stockholders was held on June 27, 2000. A complete description of matters voted upon at our Annual Meeting is given in our Definitive Proxy Statement (Schedule 14(a) dated and filed May 22, 2000). Of the 80,153,899 total shares of common stock outstanding and entitled to vote at our Annual Meeting, 69,818,755 shares, or 87.1 percent, were present either by proxy or in person.

      The first proposal was the election of directors. The following persons were nominated and elected to serve as members of our Board of Directors for one year, or until their successors are elected and qualified, by the votes indicated: David B. Johnston - 69,590,329 votes for and 228,426 withheld; Richard V. Secord - 69,590,329 votes for and 228,426 withheld; David A. Packer
- 69,590,329 votes for and 228,426 withheld; Brent M. Pratley - 69,590,329 votes for and 228,426 withheld; Harry C. Aderholt - 69,590,329 votes for and 228,426 withheld; Milton R. Geilmann- 69,590,329 votes for and 228,426 withheld.

      The second proposal was the proposal to amend our Articles of Incorporation to authorize 200,000,000 shares of common stock. The proposal was approved by a vote of 67,961,589 shares for, 1,413,571 shares against, and 443,595 shares abstaining.

      The third proposal was the proposal to amend our 1997 stock option plan to provide for 10,000,000 shares of common stock. The proposal was approved by a vote of 39,336,763 shares for, 1,616,112 shares against, and 1,667,157 shares abstaining.

     The fourth proposal was the proposal to ratify the selection of HJ & Associates, LLC as our independent auditor for the fiscal year ending June 30, 2000. The proposal was approved by a vote of 68,316,558 shares for, 1,195,978 shares against, and 306,219 shares abstaining.

     No other business was presented at our Annual Meeting. Based on the foregoing, each of our proposals was passed by an affirmative vote of our shareholders.

-----------------------------------------------------------------------------


                                   PART II

ITEM 5:   MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock trades on the Over-the-Counter Bulletin Board of the NASD (the "OTC.BB") under the trading symbol "COII". The market for our common stock is highly volatile. Before you invest in us, you should read the "Risk Factors" outlined in "Our Business" under Part I, Item 1.

Price Range of Our Common Stock
-------------------------------

       Our common stock trades on the OTC.BB under the trading symbol COII. The following table summarizes the quarterly low and high bid prices per share for our common stock. The bid prices reflect inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions.


     Fiscal year ended June 30, 1999        Low Bid      High Bid
     -------------------------------        --------     --------
     First Quarter                          $0.75        $2.13
     Second Quarter                         $0.51        $0.76
     Third Quarter                          $0.58        $1.75
     Fourth Quarter                         $0.64        $1.06


     Fiscal year ended June 30, 2000
     -------------------------------
     First Quarter                          $0.63        $1.45
     Second Quarter                         $1.40        $5.03
     Third Quarter                          $3.00        $19.97
     Fourth Quarter                         $5.38        $13.75

    On August 30, 2000, the closing price of our common stock as reported on the OTC.BB was $5.2188 per share. On August 30, 2000, we had approximately 23,600 beneficial stockholders of our common stock and 80,459,734 shares of our common stock outstanding.

Transfer Agent and Registrar
----------------------------

     The transfer agent and registrar for our common stock is Colonial Stock & Transfer Company, 455 East 400 South, #100, Salt Lake City, Utah 84111, Phone
(801) 355-5740, Fax (801) 355-6505.

Our Dividend Policy
-------------------

     We have not paid, and do not intend to pay, cash dividends on our common stock in the foreseeable future. Our current dividend policy is to retain all earnings, if any, to provide funds for operation and expansion of our business. Our declaration of dividends, if any, will be subject to the discretion of our Board of Directors, who may consider, without limitation, factors such as our results of operations, financial condition, capital needs, and acquisition strategy.

Securities Issued without Registration
--------------------------------------

     During the quarter ended June 30, 2000, we issued the following equity securities, none of which were registered as of the date of their issuance:

     In March 2000, we issued 76,250 common shares to two individuals upon conversion of warrants at $2.50 per share. This transaction was a private placement made in reliance on Section 4(2) of the Act.

     In April 2000, we issued 510,204 common shares to Informix Corporation for $9.80 per share. This transaction was a private placement made in reliance on Section 4(2) of the Act.

     In April 2000, we issued 200,000 warrants to Sutro & Company for services. Each warrant entitles the holder thereof, upon exercise, to one share of common stock at an exercise price $1.70 per share. This transaction was a private placement made in reliance on Section 4(2) of the Act.

     In April 2000, we issued 11,148,766 common shares and 11,148,766 warrants to certain private investors for $2.18 per share and $1.00 per warrant. Each warrant entitles the holder thereof, upon exercise, to one-half share of common stock at an exercise price $5.00 per share. This was a private placement made in reliance on Regulation D, Rule 506, of the Act. Approximately $2.9 million was paid and options to acquire approximately 419,000 shares of our common stock at a strike price of $1.70 per share were granted to certain individuals as commissions on this private placement.

     In April 2000, we issued 100,000 options to an employee. Each option entitles the holder thereof, upon exercise, to one share of common stock at an exercise price $9.0625 per share. This transaction was a private placement made in reliance on Section 4(2) of the Act.

     In April 2000, we issued 269,432 options to four consultants for services. Each option entitles the holder thereof, upon exercise, to one share of common stock at an exercise price $1.70 per share. This transaction was a private placement made in reliance on Section 4(2) of the Act.

     In April 2000, we issued 111,076 options to an employee for services. Each option entitles the holder thereof, upon exercise, to one share of common stock at an exercise price $1.70 per share. This transaction was a private placement made in reliance on Section 4(2) of the Act.

     In April 2000, we issued 8,838 warrants to Sitrick & Company for services. Each warrant entitles the holder thereof, upon exercise, to one share of common stock at an exercise price $0.9375 per share. This transaction was a private placement made in reliance on Section 4(2) of the Act.

     In May 2000, we issued 677,420 common shares, valued at $7.75 per share, to three persons in exchange for common stock of Bales Scientific, Inc. This transaction was a private placement made in reliance on Section 4(2) of the Act.

     In May 2000, we issued 32,258 common shares, valued at $7.75 per share, to an individual in exchange for release of certain intellectual property rights in connection with our acquisition of Bales Scientific, Inc. This transaction was a private placement made in reliance on Section 4(2) of the Act.

     In May 2000, we issued 170,000 warrants to an employee for services. Each warrant entitles the holder thereof, upon exercise, to one share of common stock at an exercise price $1.5625 per share. This transaction was a private placement made in reliance on Section 4(2) of the Act.

     In June 2000, we issued 35,000 shares to an officer/director upon exercise of options at $.70 per share. This transaction was a private placement made in reliance on Section 4(2) of the Act.

     In June 2000, we issued 400,000 warrants to Bristol Asset Management in settlement of various alleged claims. Each warrant entitles the holder thereof, upon exercise, to one share of common stock at an exercise price of $7.25 per share. This transaction was a private placement made in reliance on
Section 4(2) of the Act.

     In June 2000, we granted 100,000 options to an officer, for services, 10,000 of which immediately vest and 90,000 that vest pro-rata over a three-year period dependent upon his continued employment with us. Each option entitles the holder thereof, upon exercise, to one share of common stock at an exercise price $5.02 per share. This transaction was a private placement made in reliance on Section 4(2) of the Act.

     In June 2000, we granted 400,000 options to an employee, for services, 20,000 of which immediately vest and 380,000 that vest pro-rata over a three-year period dependent upon his continued employment with us. Each option entitles the holder thereof, upon exercise, to one share of common stock at an exercise price $7.71875 per share. This transaction was a private placement made in reliance on Section 4(2) of the Act.

     In June 2000, we granted 225,000 options to an employee, for services, 11,250 of which immediately vest and 213,750 that vest pro-rata over a three-year period dependent upon his continued employment with us. Each option entitles the holder thereof, upon exercise, to one share of common stock at an exercise price $7.71875 per share. This transaction was a private placement made in reliance on Section 4(2) of the Act.

     In June 2000, we granted 200,000 options to an employee, for services, 10,000 of which immediately vest and 190,000 that vest pro-rata over a three-year period dependent upon his continued employment with us. Each option entitles the holder thereof, upon exercise, to one share of common stock at an exercise price $7.71875 per share. This transaction was a private placement made in reliance on Section 4(2) of the Act.

     In July 2000, we issued 36,118 options to one consultant for services rendered in connection with our recent private placement. This transaction was accounted for in our June 30, 2000 financial statements as it related to services rendered to us during that fiscal year. Each option entitles the holder thereof, upon exercise, to one share of common stock at an exercise price $1.70 per share. This transaction was a private placement made in reliance on Section 4(2) of the Act.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements Concerning Our Business
--------------------------------------------------

     This document contains numerous forward-looking statements about our business and future. The United States Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Our forward-looking statements are expressed in good faith and we believe that there is a reasonable basis for us to make them. However, readers are cautioned not to place undue reliance on such statements. Forward-looking statements include, but are not limited to, statements about our: 1) plans; 2) objectives; 3) goals; 4) strategies; 5) expectations for the future; 6) future performance and events; 7) underlying assumptions for all of the above; and 8) other statements that are not statements of historical fact.

     We make these forward-looking statements based on our analysis of internal and external historical trends and future expectations. However, such statements involve risks and uncertainties that could cause our actual results to materially differ from our forward-looking statements and there can be no assurance that we will achieve the results set forth in these forward-looking statements. In addition to other factors, the following are important factors that could cause our actual results to materially differ from our forward-looking statements: 1) the results of our pre-clinical and clinical testing; 2) the time and costs involved in obtaining regulatory approvals for our systems and products; 3) our ability to respond to changes in the medical technology marketplace including our ability to develop or acquire new technologies; 4) competitive factors; 5) the availability of financing on terms and conditions acceptable to us; 6) the availability of personnel with requisite skills; and 7) the terms of any new collaborative, licensing and other arrangements that we may establish.

     We have no obligation, or intent, to update or revise these forward-looking statements to reflect future events, new information or otherwise.

     The following discussion and analysis of our combined financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained herein.

Trends/Uncertainties Affecting Continuing Operations
----------------------------------------------------

     We are a development stage enterprise and have generated no significant revenues since inception in 1987. Although our recently acquired subsidiary, Bales, has generated limited revenues during the past several years, Bales has also primarily been engaged in research and development activities since its inception. Accordingly, our ability to achieve profitability will depend, in part, on our ability to successfully develop clinical applications for our products, obtain regulatory approvals, and develop the capacity to manufacture and extensively market our products.

     We can make no assurances that we will be able to successfully make the transition from research and development to manufacturing and selling commercial thermal imaging products on a broad basis. While attempting to make this transition, we will be subject to all risks inherent in a growing venture, including, but not limited to, the need to develop and manufacture reliable and effective products, develop marketing expertise and expand our sales force. (See "RISK FACTORS" discussed in Part I, Item 1.)

Overview
--------

     We are a medical imaging systems integrator producing thermal imaging diagnostic and patient management systems configured to produce, interpret, and catalogue computerized thermal images for medical applications. Through our subsidiary, Bales, we design, manufacture and sell high resolution, dynamic, digital infrared imaging workstations and related products for both medical and industrial application. Specialized cameras developed as part of these workstations are integral components of our Breast Imaging and General Use Systems. Our Breast Imaging System are designed to serve as a non-invasive, painless adjunct to mammography, whereas, our General Use System will function as a diagnostic tool to help healthcare payers identify and reduce fraudulent workers' compensation claims. Our recently introduced Photonic Stimulators are used to improve vascularity and increase blood flow circulation in the treatment of pain. Industrial application of our imaging systems include non-destructive inspection of aging aircraft, electronics, composites, metals and other advanced materials, as well as breakthroughs in the inspection of turbine blades of large power-generation equipment. TRW is our primary systems development vendor, BATTELLE is our principal systems engineer and INFORMIX is our primary software database provider.

     Capital is required to satisfy general corporate expenses, software license and maintenance contract payments, professional fees to comply with securities reporting requirements, cost of clinical trials and technical support, FDA consulting expenses, acquisition of technology and expenses associated with the private placement and registration of our securities. Our capital resources are principally derived from the sale and private placement of our common stock and warrants, equity funding pursuant to our agreement in effect with Beach Boulevard LLC, and the exercise of our common stock warrants and options.

Results of Operation
--------------------

     The following discussion provides a narrative comparison of our financial position for the fiscal years ended June 30, 2000 and 1999.

     We incurred a loss of $8,893,155 for the year ended June 30 2000 compared to a loss of $5,025,841 for the year ended June 30, 1999. The principal reason for the increased loss is due to a $959,759 increase in general and administrative expenses (from $2,576,169 during the 1999 fiscal year to $3,535,928 during the 2000 fiscal year) and a $3,277,336 increase in research and development costs (from $1,837,182 during the 1999 fiscal year to $5,114,518 during the 2000 fiscal year). We also experienced increases in depreciation and amortization expense of $565,812 and litigation expense of $583,054 for the year ended June 30, 2000. The foregoing increases in expenses were partially offset by a $534,742 decrease in interest expense and an $831,558 increase in interest income.

     The $959,759 increase in general and administrative expenses for the year ended June 30, 2000 primarily resulted from a $448,537 increase in office-related expenses, a $379,210 increase in salaries, a $113,430 increase in employee-related benefits, a $73,976 increase in travel costs, and a $894,636 increase in stockholder services costs offset by a $893,878 decrease in special services including $525,000 of compensation expense resulting from the elimination of a $525,000 subscription receivable during 1999. The overall increase in general and administrative costs in fiscal year 2000 resulted from additional hiring of administrative and professional staff to support regulatory reporting requirements, marketing efforts and advancement of our FDA Pre-Market Application.

     The $3,277,336 increase in research and development expenses for the year ended June 30, 2000 primarily resulted from a $1,459,822 increase in payments to TRW, a $396,590 increase in salaries, a $340,137 increase in software maintenance fees, a $85,385 increase in clinical trial expenses, a $91,779 increase in FDA-related consulting expenses and a $923,101 increase in payments to Battelle and Therma Corp. The overall increase in research and development costs in fiscal year 2000 resulted from additional hiring of technical personnel and outside consultants to further our clinical trials and advance submission of our modules towards final FDA approval.

     The increase in depreciation and amortization expense primarily resulted from amortization of goodwill associated with our acquisition of Bales Scientific and amortization of our software licenses. The increase in litigation expense primarily resulted from a $475,000 non-cash settlement wherein we granted, at a discounted strike price, warrants to purchase our stock, in satisfaction of two actions against us by Bristol Asset Management, LLC. The increase in interest income primarily resulted from the investment of cash raised from the placement of our equity securities.

     During our 2000 fiscal year and all prior fiscal years, we expensed all costs associated with processes and systems, including software code writings, computer systems hardware and software purchases, material expenses in the development of our examination table and all payroll expenses throughout the periods presented.

Sources of Liquidity
--------------------

     We have generated no significant revenues from operations since inception in 1987. Although our recently acquired subsidiary has generated limited revenues during the past several years, Bales, like us, has primarily been a development stage enterprise. (Refer to "RISK FACTORS" in Part I, Item 1, "OUR BUSINESS"). Our cash requirements consist of, but are not limited to: general corporate expenses including office salaries and expenses, lease payments on our office space, acquisition of technology, software license and maintenance contracts payments, legal and accounting fees to comply with securities registration and reporting requirements, costs of clinical trials and technical support, FDA consulting expenses, and expenses associated with the private placement of our equity securities. Capital resources needed to meet our planned expenditures are derived primarily from equity funding on the private placement of our common stock and warrants, equity funding pursuant to our agreement in effect with Beach, and the exercise of our outstanding warrants and options.

     Agreement with Beach Boulevard, LLC. On March 4, 1999, we entered into a Securities Purchase Agreement (as amended in May 1999, the "Investment Agreement") with Beach Boulevard L.L.C. ("Beach"). Subject to certain conditions provided in the Investment Agreement, we could require Beach to purchase up to $7 million of our common stock in a series of $500,000 tranches. As of the date hereof, we have required Beach to purchase approximately $3 million of our common stock in a series of six tranches. The first two tranches were completed prior to our fiscal year ended June 30, 1999. At the closing of the first of these tranches on May 13, 1999, we issued 757,576 shares to Beach. At the closing of the second of these tranches on June 15, 1999, we issued 862,069 shares to Beach. Gross proceeds from these two tranches totaled approximately $1,000,000. The third tranche closed on July 15, 1999 with 843,170 shares issued to Beach for additional gross proceeds of $500,000. Beach elected to participate in a fourth and fifth tranche on August 1, 1999 and September 13, 1999 with the issuance of 856,164 and 875,657 shares, respectively, and net proceeds to us of $978,458. During our quarter ended December 31, 1999, Beach participated in a sixth tranche resulting in net proceeds to us of $474,970. Since Beach's participation in the sixth tranche, we have made no requirements of funding by Beach, although Beach's obligation to provide funding, should we elect to require participation, continues in effect and is conditioned on various factors specified in the Investment Agreement.

     Because Beach is not required to purchase additional shares unless certain provisions are met as set forth in the Investment Agreement, there is no assurance that Beach will ultimately provide us with the remaining $4 million commitment.

     Agreement with Manhattan Financial Group. Since January 1, 1997, we have been a party to a Consulting Agreement with Manhattan Financial Group, a provider of financial advisory services. The initial term of the Consulting Agreement was for one year and automatically renewed for annual periods thereafter unless terminated upon proper notification. Consideration paid in connection with the Consulting Agreement was 100,000 shares of our common stock and a five-year option to purchase an additional 2 million shares at $.60 per share. As of the date hereof, the Consulting Agreement remains in effect. Fees are negotiated on a case-by-case basis depending on services to be provided.

     On February 8, 1999, we entered into a stock purchase agreement with MFG wherein it subsequently purchased 2,364,865 shares of our common stock for $875,000 at 50% of our stock's low bid price as reported on the OTCBB for the period from February 8 through March 15, 1999. In May 1999, we issued 2,140,164 additional shares to MFG in satisfaction of notes due to MFG totaling $1,244,638. As consideration for services rendered during our fiscal year ended June 30, 1999, we eliminated a $525,000 subscription receivable from MFG and issued 525,000 shares of common stock to MFG in connection therewith. During the fiscal year ended June 30, 2000, we compensated Manhattan approximately $46,000 and granted options to acquire 3,038 shares of our common stock at a strike price of $1.70 per share for services rendered.

     Sources of Potential Long-term Liquidity. We expect that both Use Agreements and Equipment Financing will be sources of long-term liquidity for us, although it is premature to anticipate the results of either. Although we have investigated both options and have entered into preliminary discussions with equipment financing companies, we are awaiting Pre-Market Approval of our Breast Imaging System before entering into any additional planning or definitive agreements regarding either. Much of what we anticipate as being sources of long-term liquidity is contingent upon (1) whether or not we achieve Pre-Market Approval of our Breast Imaging System, (2) the development of a definitive and successful marketing strategy, (3) whether we are able to develop our Medical Imaging Systems for other applications in the United States, and (4) the results of our marketing efforts in domestic and foreign markets.

Capital Requirements/Plan of Operation
--------------------------------------

     We are a development stage enterprise and, as such, are largely dependent on the sale of our common stock and warrants, and the exercise of our warrants and options, to provide liquidity. Since inception, we have continually sought funding to meet our day-to-day operations and business plan and have often sought substantial loans from affiliates and shareholders to meet our financial obligations. Such loans were often repaid in stock. Although we believe that we have sufficient resources to meet our current plan of operations for the next 12 months, it is possible that, due to unforeseen events, we will have insufficient resources and funding required to implement our plan of operations. Until such time as we begin generating significant revenues from operations, which is not likely until and unless Pre-Market Approval of our Breast Imaging System is obtained from the FDA, we will be faced with the difficulties and expenses associated with our financing needs and obligations.

     Our capital requirements may vary from our estimates and depends on numerous factors including, but not limited to: 1) progress in our research and development programs; 2) results of pre-clinical and clinical testing; 3) costs of technology; 4) time and costs involved in obtaining regulatory approvals; 5) costs of filing, defending and enforcing any patent claims and other intellectual property rights; 6) economic impact of competing technological and market developments; and 7) the terms of any new collaborative, licensing and other arrangements that we may establish.

     We estimate that we will require approximately $12.5 million in cash to meet our business plan and obligations for the 12-month period ending June 30, 2001 including approximately $5.0 million in research and development to complete our clinical trials, test our systems in connection with other applications and complete our FDA PMA, $3.5 million for day-to-day operating expenses including lease payments on our facilities, $2.5 million to cover salaries, and $1.5 million for legal and accounting for SEC compliance with reporting obligations and general legal representation. We currently have 37 employees and plan to hire additional employees as we move towards completion of the FDA approval process and develop our marketing and distribution plan.

     Certain aspects, listed in order of priority, of our Plan of Operation for the next twelve months include: 1) completion of Pre-Market Application on our Breast Imaging System through clinical trials as well as associated system integration and algorithm development; 2) additional development of our General Use System applications including imaging of lower-back and reflex-sympathetic dystrophy-related diseases; 3) integration of new technologies into the development of our Breast Imaging System; 4) development of relationships with potential marketing and/or support entities; and 5) listing our shares on the Nasdaq large cap market and maintain registration of our shares.

     There currently exists approximately 15.2 million shares underlying options and warrants that can be purchased immediately upon conversion at exercise prices ranging from $.60 to $9.0625 and representing gross proceeds to us, upon conversion, of approximately $43.8 million. Additional proceeds of approximately $17.1 million may be available to us at a future date upon the vesting and exercise of yet unvested options. The likelihood of warrants and options being exercised will be high as long as the listing price of our common stock trades above the respective strike prices of these securities. Beach Boulevard LLC may also continue to be a limited source of funding for us.

     Based on the foregoing, we believe we will have sufficient capital to fund our business plan over the next year. If, due to unforeseen events, funding falls short, we will rely on affiliates and/or private investors to support us either through loans or contributions to capital in exchange for restricted common stock.

Commitments of Capital Expenditures/Sources of Funding
------------------------------------------------------

     See Capital Requirements/Plan of Operation above.


Seasonal Aspects
----------------

     None.

ITEM 7. FINANCIAL STATEMENTS

     The following comprise our audited consolidated financial statements for the years ended June 30, 2000 and 1999.



                               C O N T E N T S




Independent Auditors' Report                                            F-2

Consolidated Balance Sheet as of June 30, 2000                          F-3

Consolidated Statement of Operations for the                            F-4
  years ended June 30, 2000 and 1999 and for the period from inception on June 10, 1987 to June
  30, 2000

Consolidated Statements of Stockholders' Equity                         F-5
  (Deficit) for the years ended June 30, 2000 and 1999 and for the period from inception on June
  10, 1987 to June 30, 2000

Consolidated Statements of Cash Flows for the                          F-12
  years ended June 30, 2000 and 1999 and for the period from inception on June 10, 1987 to June
  30, 2000

Notes to Consolidated Financial Statements                             F-14

                           HJ & Associates, L.L.C.
                           ------------------------
                 Certified Public Accountants and Consultants
              American Institute of Certified Public Accountants
               Utah Association of Certified Public Accountants

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Computerized Thermal Imaging, Inc.
(A Development Stage Company)
Layton, Utah

     We have audited the accompanying consolidated balance sheet of Computerized Thermal Imaging, Inc. (a development stage company) as of June 30, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2000 and 1999 and from inception on June 10, 1987 through June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computerized Thermal Imaging, Inc. (a development stage company) as of June 30, 2000, and the consolidated results of their operations and their cash flows for the years ended June 30, 2000 and 1999 and from inception on June 10, 1987 through June 30, 2000, in conformity with generally accepted accounting principles.

/s/HJ & Associates, LLC
---------------------------
HJ & Associates, LLC
Salt Lake City, Utah
September 1, 2000

50 South Main Street Suite 1450
Salt Lake City, Utah 84144
Telephone (801) 328-4408 Facsimile (801) 328-4461

                      COMPUTERIZED THERMAL IMAGING, INC.
                        (A Development Stage Company)
                          Consolidated Balance Sheet


                                    ASSETS

                                                              June 30,
                                                               2000
                                                           --------------
CURRENT ASSETS

  Cash and cash equivalents                                $    8,997,767
  Marketable securities (Note 3)                               26,034,399
  Accounts receivable, trade (net of $4,600 allowance)            177,254
  Inventory (Note 4)                                              110,206
  Interest receivable                                             439,273
  Prepaid expenses                                                204,541
  Software maintenance contract (Note 5)                          309,863
                                                           --------------
    Total Current Assets                                       36,273,303
                                                           --------------
PROPERTY AND EQUIPMENT, NET (Notes 1 and 6)                       567,936
SOFTWARE LICENSES, NET (Notes 1 and 7)                          3,447,289
GOODWILL, NET (Notes 1 and 8)                                  10,993,895
INTELLECTUAL PROPERTY RIGHTS                                       50,000
ADVANCES TO AFFILIATES (Note 9)                                   130,247
                                                           --------------
      TOTAL ASSETS                                         $   51,462,670
                                                           ==============


                 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES

  Accounts payable - trade                                 $      688,064
  Accrued employee costs                                          375,920
  Sales taxes payable                                              14,809
  Deferred revenues (Note 10)                                   1,750,000
  Accrued liabilities                                             349,032
                                                           --------------
    Total Current Liabilities                                   3,177,825
                                                           --------------

DEFERRED INCOME TAXES (Note 11)                                         -
COMMITMENTS AND CONTINGENCIES (Note 12)                                 -

STOCKHOLDERS' EQUITY (DEFICIT) (Note 13)
  Convertible preferred stock, $5.00 par value,
    3,000,000 shares authorized                                         -
  Common stock, $.001 par value, 200,000,000 shares
    authorized, 80,149,516 issued and outstanding on
    June 30, 2000                                                  80,150

  Additional paid in capital                                   82,774,168
  Other comprehensive income                                       32,492
  Losses accumulated during the development stage             (34,601,965)
                                                           --------------
    Total Stockholders' Equity (Deficit)                       48,284,845
                                                           --------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) $   51,462,670
                                                           ==============


                 The accompanying notes are an integral part
                  of these consolidated financial statements

                      COMPUTERIZED THERMAL IMAGING, INC.
                        (A Development Stage Company)
                     Consolidated Statement of Operations

                                                                    From
                                                                  Inception
                                           Years Ended             through
                                             June 30,              June 30,
                                 ------------------------------ -------------
                                     2000             1999          2000
                                 -------------  --------------  -------------
INCOME

Sales revenues                   $     329,283  $            -  $     329,283
Cost of goods sold                    (176,936)              -       (176,936)
                                 -------------  --------------  -------------
  Gross Margin                         152,347               -        152,347

Interest income                        837,682           6,124        863,689
Income from sale of prototypes               -               -        180,815
                                 -------------  --------------  -------------
  Total Income                         990,029           6,124      1,196,851
                                 -------------  --------------  -------------
COSTS AND EXPENSES

Operating, general and
  administrative expenses            3,535,928       2,576,169     19,689,268
Research and development costs       5,114,518       1,837,182     12,146,764
Interest expense                        33,479         568,221      2,173,812
Depreciation and amortization
  expense                              616,205          50,393        757,175
Litigation settlement                  583,054               -      1,097,434
                                 -------------  --------------  -------------
  Total Costs and Expenses           9,883,184       5,031,965     35,864,453
                                 -------------  --------------  -------------

LOSS BEFORE  EXTRAORDINARY ITEM     (8,893,155)     (5,025,841)   (34,667,602)

EXTRAORDINARY GAIN ON
  EXTINGUISHMENT OF DEBT                     -               -         65,637
                                 -------------  --------------  -------------
  NET LOSS                       $  (8,893,155) $   (5,025,841) $ (34,601,965)
                                 =============  ==============  =============

OTHER COMPREHENSIVE INCOME

Unrealized gain on
  available-for-sale securities         32,492               -         32,492
                                 -------------  --------------  -------------
Total Other Comprehensive Income        32,492               -         32,492
                                 -------------  --------------  -------------

NET COMPREHENSIVE LOSS           $  (8,860,663) $            -  $ (34,569,473)
                                 =============  ==============  =============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                       68,452,635      57,525,818
                                 =============  ==============

BASIC LOSS PER COMMON SHARE      $       (0.13) $        (0.09)
                                 =============  ==============





                 The accompanying notes are an integral part
                  of these consolidated financial statements

                      COMPUTERIZED THERMAL IMAGING, INC.
                        (A Development Stage Company)
           Consolidated Statement of Stockholders' Equity (Deficit)


                                                                       Losses
                                                                       Accumulated
                               Common Stock      Additional  Subscrip  During the
                           ------------------    Paid-in     -tion     Development
                            Shares     Amount    Capital     Rec'ble   Stage         Total
                           ----------  -------  -----------  --------  ------------  -----------
Balance at inception,
  June 10, 1987                    -   $     -  $         -  $      -  $          -  $         -
Stock issued for cash
  to founders in 1987
  at $0.001 per share      5,000,000     5,000            -         -             -        5,000
Stock issued for cash
  in connection with
  public offering in
  1988 at $0.004 per
  share                    5,000,000     5,000       14,562         -             -       19,562
Stock issued for cash
  in connection with
  a Regulation D
  offering in 1989
  at $3.13 per share          80,000        80      249,930         -             -      250,010
Stock issued for
  services in 1990 at
  $0.51 per share            500,000       500      254,500         -             -      255,000
Stock issued for cash
  in connection with a
  Regulation D offering
  in 1991 at $0.50 per
  share                      180,000       180       89,820         -             -       90,000
Stock issued for
  services in 1991
  at $0.50 per share        3,240,000    3,240    1,616,760         -             -    1,620,000
Stock issued for
  services in 1992 at
  $0.12 per share           4,860,000    4,860      578,340         -             -      583,200
Stock issued for
  services in 1993 at
  $0.06 per share           1,134,500    1,134       82,726         -             -       83,860
Stock issued for
  extension of debt
  agreement in 1993 at
  $0.08 per share               9,000        9          691         -             -          700
Stock issued in
  connection with
  claims of certain
  stockholders in
  1993 at $0.06 per
  share                         1,000        1           59         -             -           60
Stock issued for cash
  in 1994 at $0.07
  per share                   387,000      387       25,613         -             -       26,000
Stock issued for
  services in 1994 at
  $0.10 per share           1,485,660    1,486      149,148         -             -      150,634
Stock issued for
  extension of debt
  agreement in 1994
  at $0.07 per share            9,000        9          591         -             -          600
                           ----------   -------  -----------  --------  ------------ -----------
Balance Forward            21,886,160   21,886    3,062,740         -             -    3,084,626
                           ----------   -------  -----------  --------  ------------ -----------


                The accompanying notes are an integral part of
                  these consolidated financial statements.

                                     F-5

                      COMPUTERIZED THERMAL IMAGING, INC.
                        (A Development Stage Company)
     Consolidated Statement of Stockholders' Equity (Deficit) (Continued)



                                                                       Losses
                                                                       Accumulated
                               Common Stock      Additional  Subscrip  During the
                           ------------------    Paid-in     -tion     Development
                            Shares     Amount    Capital     Rec'ble   Stage         Total
                           ----------  -------  -----------  --------  ------------  -----------
Balance Forward            21,886,160   21,886    3,062,740         -             -    3,084,626
Stock issued in
  connection with
  claims by certain
  stockholders at $0.12
  per share                    51,000       51        5,989         -             -        6,040
Stock issued for cash
  in 1995 at $0.60
  per share                   679,202      680      407,995         -             -      408,675
Stock issued for
  services in 1995
  at $0.87 per share        3,506,461    3,506    3,049,200         -             -    3,052,706
Stock issued to
  convert notes payable
  in 1996 at $0.17
  per share                   702,400      702      117,941         -             -      118,643
Common stock issued
  upon conversion of
  preferred shares in
  1995 at $1.69 per
  share                       124,600      125      209,875         -             -      210,000
Stock issued for cash
  in connection with a
  Regulation D
  offering in 1996 at
  $1.00 per share           1,462,600    1,463    1,461,137         -             -    1,462,600
Stock issued for note
  receivable in
  connection with a
  Regulation D offering
  in 1996 at $1.00
  per share                   525,000      525      524,475  (525,000)            -            -
Stock issued in
  satisfaction of
  offering costs in
  connection with a
  Regulation D
  offering in 1996
   at $0.00 per share          53,650       53          (53)        -             -            -
Stock issued in
  connection with the
  settlement of a
  note payable to
  an individual in 1996
  at $0.98 per share          734,942      735      721,345         -             -      722,080
Stock issued in
  connection with the
  settlement of claims
  by certain
  stockholders in 1996
  at $0.88 per share          578,000      578      507,702         -             -      508,280
                           ----------  -------  -----------  --------  ------------  -----------
Balance Forward            30,304,015   30,340   10,068,346  (525,000)            -    9,573,650
                           ----------  -------  -----------  --------  ------------  -----------

                 The accompanying notes are an integral part of these consolidated financial statements.

                                     F-6

                      COMPUTERIZED THERMAL IMAGING, INC.
                        (A Development Stage Company)
     Consolidated Statement of Stockholders' Equity (Deficit) (Continued)

                                                                       Losses
                                                                       Accumulated
                              Common Stock       Additional  Subscrip  During the
                           ------------------    Paid-in     -tion     Development
                            Shares     Amount    Capital     Rec'ble   Stage         Total
                           ----------  -------  -----------  --------  ------------  -----------
Balance Forward            30,304,015   30,340   10,068,346  (525,000)            -    9,573,650
Common stock issued
  upon conversion of
  preferred shares in
  1996 at $1.70 per
  share                        14,700       14       24,986         -             -       25,000
Stock issued in
  repayment of notes
  payable/interest
  expense in 1996 at
  $1.05 per share             146,590      147      153,060         -             -      153,207
Stock issued for cash
  in 1996 at $0.68
  per share                 1,163,625    1,164      795,306         -             -      796,470
Stock issued for
  services in 1996 at
  $1.05 per share           1,277,633    1,278      891,874         -             -      893,152
Stock issued as a
  bonus to investors
  in connection with
  the Company's 1996
  Regulation D
  offering at $0.00
  per share                   211,900      212         (212)        -             -            -
Conversion of
  debentures to
  common stock at
  $0.65 per share              98,768       99       64,026         -             -       64,125
Stock issued for cash
  at $0.55 per share        1,833,152    1,833    1,008,376         -             -    1,010,209
Stock issued for
  services at $0.59
  per share                   687,266      687      404,811         -             -      405,498
Losses accumulated
  during the period
  from inception,
  June 10, 1987 to
  June 30, 1997                     -        -            -         -   (14,739,084)  (3,349,614)
                           ----------  -------   -----------  --------  ------------  -----------

Balance, June 30, 1997     35,737,649   35,738   13,410,573  (525,000)  (14,739,084)  (1,817,773)

Conversion of
  debentures to
  common stock at
  $0.41 per share           2,403,838    2,40       977,951         -             -      980,355
                           ----------  -------  -----------  --------  ------------  -----------
Balance Forward            38,141,487   38,142   14,388,524  (525,000)  (14,739,084)    (837,418)
                           ----------  -------  -----------  --------  ------------  -----------

                 The accompanying notes are an integral part of these consolidated financial statements.

                      COMPUTERIZED THERMAL IMAGING, INC.
                        (A Development Stage Company)
     Consolidated Statement of Stockholders' Equity (Deficit) (Continued)

                                                                       Losses
                                                                       Accumulated
                             Common Stock        Additional  Subscrip  During the
                           ------------------    Paid-in     -tion     Development
                            Shares     Amount    Capital     Rec'ble   Stage         Total
                           ----------  -------  -----------  --------  ------------  -----------
Balance Forward            38,141,487   38,142   14,388,524  (525,000)  (14,739,084)    (837,418)
Stock issued to
  convertible
  debenture holders
  for failure to
  complete
  registration of the
  underlying common
  stock in a timely
  manner at $0.42 per
  share                       197,574      198       82,018         -             -       82,216
Stock issued for cash
  at $0.31 per share        9,476,418    9,476    2,896,760         -             -    2,906,236
Stock issued for
  services at $0.59
  per share                   521,478      521      305,860         -             -      306,381
Warrants issued for
  services                          -        -    1,006,000         -             -    1,006,000
Stock subject to
  recission offer            (771,200)    (771)    (306,102)        -             -     (306,873)
Net loss accumulated
  in 1998                           -        -            -         -    (5,943,885)  (5,943,885)
                           ----------  -------  -----------  --------  ------------  -----------
Balance, June 30, 1998     47,565,757   47,566   18,373,060  (525,000)  (20,682,969)  (2,787,343)

Reclassification of
  stock no longer
  subject to
  rescission offer
  at $0.40 per share          771,200      771      306,102         -             -      306,873
Stock issued in a
  private placement
  to a director and
  a stockholder for
  cash at $0.70 per
  share                       285,000      285      199,715         -             -      200,000
Stock issued for cash
  with 169,837 shares
  issued for a placement
  fee to a third party
  at $0.47 per share        2,133,862    2,134      997,866         -             -    1,000,000
Stock issued in
  satisfaction of
  cash advances at
  $0.47 per share             460,861      461      217,316         -             -      217,777
Stock issued in
  satisfaction of
  cash advances from
  affiliate at $0.48
  per share                 4,403,323    4,403    2,098,558         -             -    2,102,961
                           ----------  -------  -----------  --------  ------------  -----------
Balance Forward            55,620,003   55,620   22,192,617  (525,000)  (20,682,969)   1,040,268
                           ----------  -------  -----------  --------  ------------  -----------



                 The accompanying notes are an integral part of these consolidated financial statements.

                      COMPUTERIZED THERMAL IMAGING, INC.
                        (A Development Stage Company)
     Consolidated Statement of Stockholders' Equity (Deficit) (Continued)


                                                                       Losses
                                                                       Accumulated
                               Common Stock      Additional  Subscrip  During the
                           ------------------    Paid-in     -tion     Development
                            Shares     Amount    Capital     Rec'ble   Stage         Total
                           ----------  -------  -----------  --------  ------------  -----------
Balance Forward            55,620,003   55,620   22,192,617  (525,000)  (20,682,969)   1,040,268
Stock issued upon
  conversion of
  warrants at $0.71
  per share, net of
  placement fee of
  $2,000                      264,166      264      187,936         -             -      188,200
Stock issued for
  services at $0.67
  per share                    45,800       46       30,640         -             -       30,686
Stock issued in
  private placement
  at $0.37 per share        2,364,865    2,365      872,635         -             -      875,000
Stock issued for cash
  to redeem two notes
  totaling $597,500,
  accrued discount of
  $597,500, accrued
  interest of $49,638,
  for a total of
  $1,244,638 at $0.37
  per share                 2,140,164    2,140    1,242,498         -             -    1,244,638
Stock issued for cash
  at $0.55 per share,
  net of offering costs
  of $87,660                1,669,127    1,669      910,671         -             -      912,340
Stock issued in
  satisfaction of
  liability at $0.29
  per share                   171,435      172       49,828         -             -       50,000
Net loss accumulated
  in 1999                           -        -            -   525,000    (5,025,841)  (4,500,841)
                           ----------  -------  -----------  --------  ------------  -----------

Balance, June 30, 1999     62,275,560   62,276   25,486,825         -   (25,708,810)    (159,709)

Stock issued for cash
  at $0.55 per share          913,916      914      499,086         -             -      500,000
Stock issued for
  cash, net of
  offering expenses
  of $25,000, at $0.54
  per share                   933,707      934      474,066         -             -      475,000
Stock issued for cash,
  net of offering
  expenses of $25,000,
  at $0.60 per share          875,657      876      502,583         -             -      503,459
Stock issued to
  corporation for
  services at $0.94
  per share                    33,997       34       31,839         -             -       31,873
                           ----------  -------  -----------  --------  ------------  -----------
Balance Forward            65,032,837   65,034   26,994,399         -   (25,708,810)   1,350,623
                           ----------  -------  -----------  --------  ------------  -----------

                 The accompanying notes are an integral part of these consolidated financial statements.

                      COMPUTERIZED THERMAL IMAGING, INC.
                        (A Development Stage Company)
     Consolidated Statement of Stockholders' Equity (Deficit) (Continued)


                                                                       Losses
                                                                       Accumulated
                             Common Stock        Additional  Subscrip  During the
                           ------------------    Paid-in     -tion     Development
                            Shares     Amount    Capital     Rec'ble   Stage         Total
                           ----------  -------  -----------  --------  ------------  -----------
Balance Forward            65,032,837   65,034   26,994,399         -   (25,708,810)   1,350,623
Stock issued for cash,
  net of offering
  expenses of $25,000,
  at $1.25 per share          400,641      401      474,569         -             -      474,970
Warrants exercised for
  cash at $0.46 per share     150,000      150       68,850         -             -       69,000
Warrants exercised for
  cash at $0.72 per share     108,957      109       78,340         -             -       78,449
Warrants exercised for
  cash at $1.19 per share     254,155      254      302,203         -             -      302,457
Stock issued to two
  individuals for services
  at $1.20 per share          200,000      200      239,800         -             -      240,000
Stock issued to
  individual for shares
  of CTICO (a subsidiary)
  at $1.20 per share           15,000       15       17,985         -             -       18,000
Stock issued to
  individual for shares
  of CTICO (a subsidiary)
  at $1.50 per share            5,000        5        7,495         -             -        7,500
Warrants exercised for
  cash at $2.50 per share   1,235,963    1,236    3,187,130         -             -    3,188,366
Stock issued to
  individual for services
  at $2.80 per share            2,000        2        5,598         -             -        5,600
Stock issued to
  individual for shares
  of CTICO (a subsidiary)
  at $2.80 per share           50,000       50      139,950         -             -      140,000
Warrants exercised for
  services at $3.63 per
  share                        13,885       13       50,319         -             -       50,332
Warrants exercised for
  services at $3.72 per
  share                        15,623       16       58,083         -             -       58,099
Warrants exercised for
  cash at $.72 per share       24,209       24       17,406         -             -       17,430
                           ----------  -------  -----------  --------  ------------  -----------
Balance Forward            67,508,270   67,509   31,642,127         -   (25,708,810)   6,000,826
                           ----------  -------  -----------  --------  ------------  -----------

                  The accompanying notes are an integral part
                 of these consolidated financial statements.




                      COMPUTERIZED THERMAL IMAGING, INC.
                        (A Development Stage Company)
     Consolidated Statement of Stockholders' Equity (Deficit) (Continued)


                                                                       Losses
                                                                       Accumulated
                              Common Stock       Additional  Subscrip  During the
                           ------------------    Paid-in     -tion     Development
                            Shares     Amount    Capital     Rec'ble   Stage         Total
                           ----------  -------  -----------  --------  ------------  -----------
Balance Forward            67,508,270   67,509   31,642,127         -   (25,708,810)   6,000,826
Warrants exercised for
  cash at $1.50 per share      50,000       50       74,950         -             -       75,000
Warrants exercised for
  cash at $2.00 per share     100,000      100      199,900         -             -      200,000
Stock issued to Company's
  401K plan at $3.81 per
  share                        11,348       11       43,225         -             -       43,236
Warrants exercised for
  cash at $2.50 per share      76,250       76      190,548         -             -      190,624
Stock issued for cash at
  $9.80 per share             510,204      510    4,999,490         -             -    5,000,000
Stock and warrants issued
  for cash, net of
  offering expenses of
  $2,932,324, at $3.81
  per share and warrant    11,148,766   11,149   39,533,423         -             -   39,544,572
Stock issued in
  connection with
  acquisition of Bales
  Scientific at $7.75 per
  share                       709,678      710    5,499,290         -             -    5,500,000
Shares issued on exercise
  of stock options by
  officer at $.70 per
  share                        35,000       35       24,465         -             -       24,500
Options granted to
  officer at 15%
  discount to market
  as compensation                   -        -       91,750         -             -       91,750
Warrants issued at 14%
  discount to market
  in connection with
  the settlement of a
  lawsuit                           -        -      475,000         -             -      475,000
Other comprehensive
  income                            -        -            -         -             -       32,492
Net loss accumulated
  in 2000                           -        -            -         -    (8,893,155)  (8,893,155)
                           ==========  =======  ===========  ========  ============  ===========
Balance at June 30,
 2000                      80,149,516  $80,150  $82,774,168  $      -  $(34,601,965) $48,284,845
                           ==========  =======  ===========  ========  ============  ===========



                 The accompanying notes are an integral part of these consolidated financial statements.

                      COMPUTERIZED THERMAL IMAGING, INC.
                        (A Development Stage Company)
                     Consolidated Statement of Cash Flows


                                                                            From
                                                                          Inception
                                                                           through
                                                Years Ended June 30,       June 30,
                                          ------------------------------ -------------
                                              2000             1999          2000
                                          -------------  --------------  -------------
CASH FLOWS FROM OPERATING  ACTIVITIES:

Net loss                                  $ (8,893,155)  $  (5,025,841)  $(34,601,965)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                616,205          50,393        757,175
  Amortization of debt issuance costs and
   discounts on notes payable                        -         597,500        929,313
  Common stock, warrants, and options
   issued as compensation for services         432,205         555,686      9,343,801
  Common stock issued for interest expense           -               -        423,596
  Common stock issued to settle litigation           -               -        514,380
  Options issued at discount to market to
   settle litigation                           475,000               -        475,000
  Options issued at discount to market
   as compensation expense                      91,750               -         91,750
  Common stock issued for failure to
   complete timely registration                      -               -         82,216
  Common stock issued to 401(k) plan            43,236               -         43,226
  Extraordinary gain on extinguishment
   of debt                                           -               -        (65,637)
  Changes in operating assets and
    liabilities:
    Decrease in inventory                       66,552               -         66,552
    Increase in accounts receivable - trade    (59,999)              -        (59,999)
    Decrease in maintenance contract          (309,863)              -       (309,863)
    Increase (decrease) in deposits,
     receivables and prepaids                 (335,488)          2,204       (335,488)
    Increase (decrease) in accounts
     payable and accrued liabilities           824,632        (204,517)     1,360,146
    Increase in deferred revenues            1,750,000               -      1,750,000
                                          -------------  --------------  -------------
Net Cash Used in Operating Activities       (5,298,925)     (4,024,575)   (19,535,787)
                                          -------------  --------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from sale of assets                       -           4,790          4,790
  Capital expenditures                        (483,459)       (144,569)      (859,206)
  Purchase of software license              (3,850,000)              -     (3,850,000)
  Purchase of marketable securities        (26,332,615)              -    (26,332,615)
  Acquisition of Bales Scientific common
   stock                                    (5,600,910)              -     (5,600,910)
  Legal fees capitalized in connection
   with acquisition of Bales Scientific        (41,970)              -        (41,970)
  Acquisition of minority interest of
   subsidiary                                  (60,000)              -        (60,000)

                                          -------------  --------------  -------------
Net Cash Used in Investing Activities     $(36,368,954)  $    (139,779)  $(36,739,911)
                                          -------------  --------------  -------------

                  The accompanying notes are an integral part
                 of these consolidated financial statements.

                      COMPUTERIZED THERMAL IMAGING, INC.
                        (A Development Stage Company)
               Consolidated Statement of Cash Flows (Continued)



                                                                            From
                                                                          Inception
                                                                           through
                                                Years Ended June 30,       June 30,
                                          ------------------------------ -------------
                                              2000             1999          2000
                                          -------------  --------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Common stock and warrants issued
   for cash                               $ 53,604,850   $   3,175,540   $ 63,630,152
  Stock offering costs                      (3,007,324)              -     (3,007,324)
  Cash purchased in Bales acquisition           38,822               -         38,822
  Advances to affiliate                       (107,864)              -       (107,864)
  Advances from stockholders                         -         904,164      2,320,738
  Proceeds from borrowings and accrued
   interest                                          -         292,971      3,213,132
  Legal fees and interest added to note              -         258,146        496,599
  Payment of debt issuance costs                     -               -       (133,600)
  Retirement of notes and debentures                 -        (559,369)    (1,177,190)
                                          -------------  --------------  -------------
Net Cash Provided by Financing Activities   50,528,484       4,071,452     65,273,465
                                          -------------  --------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                8,860,605         (92,902)     8,997,767

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR                                     137,162         230,064              -
                                          -------------  --------------  -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR  $  8,997,767   $     137,162   $  8,997,767
                                          =============  ==============  =============
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:
  Interest expense                        $          -   $       3,477   $      8,770
  Income taxes                                       -               -              -

SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING AND INVESTING ACTIVITIES

Common stock issued to individuals to
  acquire minority interest of subsidiary $    165,500   $           -   $    165,500
Common stock issued in consideration of
  Bales Scientific                           5,500,000               -      5,500,000
Options issued at discount to market in
  connection with offering                     744,282               -        744,282
Options issued at discount to market in
  connection with litigation settlement        475,000               -        475,000
Options issued at discount to market to
  officer as compensation                       91,750               -         91,750
Stock offering costs capitalized              (744,282)              -       (744,282)
Common stock issued for advances from
  shareholders                                       -               -      2,320,738
Common stock issued for notes payable,
  accrued discount & interest                        -         980,355      2,224,953
Common stock issued for convertible
  subordinated debentures                            -         640,660        640,660
Common stock returned to equity,
  rescission offer declined                          -        (306,873)             -
Common stock issued for liabilities                  -               -         50,000


                 The accompanying notes are an integral part of these consolidated financial statements.



                      COMPUTERIZED THERMAL IMAGING, INC.
                        (A Development Stage Company)
                  Notes to Consolidated Financial Statements
                            June 30, 2000 and 1999



NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Computerized Thermal Imaging, Inc. (the "Company") is a Nevada Corporation, involved in the development of a thermal imaging system for applications in the health care industry. The Company's system is based upon computer interpretation of thermal photography using proprietary software developed by the Company. The Company was originally incorporated as Business Helpers, Inc. on June 10, 1987 and subsequently adopted name changes to DTI Dorex, Ltd. and, finally, to Computerized Thermal Imaging, Inc. The Company is considered a development stage enterprise because it has not yet generated significant revenues from the sale of its products. Since inception, the Company has devoted substantially all of its efforts to: 1) the development and improvement of systems for commercial application of thermal imaging technology in the medical industry; 2) the development of markets for its technology; and 3) the search for sources of capital to fund its efforts. On April 18, 2000, the Company acquired 100 percent of the outstanding common stock of Bales Scientific, Inc. ("Bales"), a company that designs, manufactures, and sells high-resolution, dynamic, digital infrared-imaging workstations and related products for both medical and industrial applications.

     Following is a summary of the Company's significant accounting policies:

a. Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary, Computerized Thermal Imaging Company ("CTICO"), formerly known as Thermal Medical Imaging, Inc. and its wholly-owned subsidiary, Bales Scientific, Inc., for the short period from April 18, 2000 (the date of acquisition) through June 30, 2000. All significant intercompany transactions and accounts have been eliminated in consolidation.

     b. Significant Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from estimates making it reasonably possible that a change in the estimates could occur in the near term.

     c. Cash and Cash Equivalents

     The Company considers all highly liquid short-term investments, with an original maturity of three months or less when purchased, to be cash equivalents.

                      COMPUTERIZED THERMAL IMAGING, INC.
                        (A Development Stage Company)
                  Notes to Consolidated Financial Statements
                            June 30, 2000 and 1999


NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

     d. Inventories

     The Company values inventory at its lower of cost or market and utilizes the FIFO (first-in, first-out) method in determining the cost of inventory.

     e. Property and Equipment

     Property and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Expenditures for major renewals and betterments that extend the original estimated economic useful lives of the applicable assets are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in operations.

     f. Software Licenses

     Software licenses are recorded at cost. Amortization is provided on the straight-line method over the estimated useful lives of the licenses, which is three years. The cost and related accumulated amortization of licenses sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in operations.

     g. Goodwill

     Goodwill is recorded at cost. Amortization is provided on the straight-line method over the estimated useful life of the goodwill, which is 15 years. The cost and related accumulated amortization of goodwill written off or otherwise disposed of are removed from the accounts, and any gain or loss is included in operations. The goodwill is evaluated annually for any impairment.

     h. Income Taxes

     The Company uses the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end. The Company has reviewed its net deferred tax assets, together with net operating loss carryforwards, and has decided to forego recognition of potential tax benefits arising there from. In making this determination, the Company has considered the Company's history of tax losses incurred since inception and the fact that the Company is still within the development stage. The Company has provided a valuation allowance to reduce its potential deferred tax assets to their net realizable value.

                      COMPUTERIZED THERMAL IMAGING, INC.
                        (A Development Stage Company)
                  Notes to Consolidated Financial Statements
                            June 30, 2000 and 1999

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

     i. Research and Development Expenses

     Research and development costs are expensed as incurred. These costs consist of direct and indirect costs associated with the development of the Company's software and hardware associated with its thermal imaging systems and other technologies.

     j. Stock-Based Compensation

     Stock-based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", rather than applying the fair value method prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation".

     k. Basic Loss Per Share

     Basic loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Common equivalent shares from common stock options and warrants are excluded from the computation, as their effect would dilute the loss per share for all periods presented.

     l. Revenue Recognition

     The Company recognizes revenues upon delivery of the product and acceptance of the product by the customer.

     m. Reclassification

     Certain amounts for the year ended June 30, 1999 have been reclassified to conform to the presentation used at June 30, 2000. The reclassifications have no effect on net income for either of the years presented.


NOTE 2. NEW ACCOUNTING STANDARD

     In June 1998, the Financial Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), subsequently amended by FAS 138 "Accounting for Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. Effective for all fiscal quarters beginning after June 15, 2000, SFAS 133 requires the Company to recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at their fair value on an on-going basis.

                      COMPUTERIZED THERMAL IMAGING, INC.
                        (A Development Stage Company)
                  Notes to Consolidated Financial Statements
                            June 30, 2000 and 1999



NOTE 2. NEW ACCOUNTING STANDARD (Continued)

     The Company is assessing the effect of adopting SFAS 133 on its financial statements and plans to adopt the statement on July 1, 2000. The Company does not anticipate that the adoption of SFAS 133 will have a material effect on the financial condition of the Company.

NOTE 3. MARKETABLE SECURITIES

     The Company reports its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This Statement establishes standards of financial accounting and reporting for investments in equity securities that have a readily determinable fair value and for all investments in debt securities. Under Statement 115, debt and marketable equity securities are required to be classified into one of three categories: trading, available-for-sale, or held to maturity. The Company's debt and equity securities qualify under Statement 115 as available-for-sale. Such securities are recorded at fair value, and unrealized holding gains and losses, net of the related tax effects, are reflected as a separate component of earnings. Net unrealized holding gains of $32,492 are reported in the Company's balance sheet under "Other Comprehensive Income" for the year ended June 30, 2000. At such dated, the gross unrealized gains (losses) on available-for-sale securities were as follows:


                                             Gross
                              Amortized    Unrealized
                                Cost         Gains       Fair Value
                            ------------  ------------  ------------
Corporate Securities        $ 11,932,885  $    21,359   $ 11,954,244
Government Securities         13,959,022       11,133     13,970,155
Other                            110,000            -        110,000
                            ------------  ------------  ------------
Total                       $ 26,001,907  $    32,492   $ 26,034,399
                            ============  ============  ============



     Contractual maturities and yields of investments in available-for-sale securities at June 30, 2000 were as follows:



                                                       (IN MILLIONS)

                       Corporate Securities         Government Securities        All Other Debt Securities
                  ----------------------------- ----------------------------- -----------------------------
                  Amortized   Fair              Amortized   Fair              Amortized   Fair
                    Cost     Value     Yield      Cost     Value     Yield      Cost      Value    Yield
                  --------- --------- --------- --------- --------- --------- --------- --------- ---------
Due within 1 year $   3.023 $   3.028    8.11%  $   8.484 $   8.485    6.82%  $   0.110 $   0.110   6.50%
After 1 but
  within 5 years      8.910     8.926    6.63%      5.475     5.485    6.97%          -         -      -
                  --------- --------- --------- --------- --------- --------- --------- --------- ---------
Total             $  11.933 $  11.954    7.01%  $  13.959 $  13.970    6.88%  $   0.110 $   0.110   6.50%
                  ========= ========= ========= ========= ========= ========= ========= ========= =========


                COMPUTERIZED THERMAL IMAGING, INC.
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                      June 30, 2000 and 1999


NOTE 4. INVENTORIES

     Inventories are valued at their lower of cost or market. The FIFO (first-in, first out) method is used to determine the cost of inventories. Inventories at June 30, by major classification, were as follows:


                                                2000          1999
                                             ----------    ----------
   Raw materials and work-in-process         $  110,206    $        -
   Finished goods                                     -             -
   Supplies                                           -             -
                                             ----------    ----------
                                             $  110,206    $        -
                                             ==========    ==========

NOTE 5. SOFTWARE MAINTENANCE CONTRACT

     On December 22, 1999, the Company entered into a 12-month software maintenance contract from Informix Software, Inc. at a cost of $650,000. The maintenance agreement expires on December 21, 2000. As of June 30, 2000, the Company recorded a current asset of $309,863 related to the unexpired portion of the maintenance agreement.

NOTE 6. PROPERTY AND EQUIPMENT

     Property and equipment at June 30 consisted of the following:


                                       2000           1999       Life
                                     -----------   ----------  ---------
    Leasehold improvements           $    10,591   $        -    3 years
    Office furniture and fixtures         57,965       23,115  5-7 years
    Machinery and equipment              708,406      356,498  5-7 years
                                     -----------   ----------
                                         776,962      379,613
    Less accumulated depreciation       (209,026)    (140,970)
                                     -----------   ----------
    Net property and equipment       $   567,936   $  238,643
                                     ===========   ==========

     Depreciation expense for the years ended June 30, 2000 and 1999 was $68,056 and $33,962, respectively.

NOTE 7. SOFTWARE LICENSES

     On December 22, 1999, the Company acquired from Informix Software, Inc., an unlimited license to use Informix Internet Foundation 2000 software for the Company's thermal imaging systems. The Company's agreement with Informix provides for a total purchase price of $3,850,000.

                COMPUTERIZED THERMAL IMAGING, INC.
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                      June 30, 2000 and 1999



Note 7. SOFTWARE LICENSES (Continued)

     As of June 30, 2000, the Company had made all installment payments owing on the license agreement. The software licenses at June 30 consisted of the following:

                                             2000       Life
                                          -----------  -------
           Software license               $ 3,850,000  3 years
           Less accumulated amortization     (402,711)
                                          -----------
           Net software license           $ 3,447,289
                                          ===========


     Amortization expense related to software licenses for the year ended June 30, 2000 was $402,711.

NOTE 8. GOODWILL

     On April 18, 2000, the Company acquired 100 percent of the outstanding common stock of Bales Scientific, Inc. for approximately $11.1 million; consisting of $5.6 million cash and $5.5 million in common stock of the Company. The total purchase price paid in excess of the fair market value of the identifiable assets, i.e., accounts receivable, inventory, and various other fixed assets, was recorded as goodwill. During the fiscal year, the Company also acquired approximately 8 percent of the outstanding common stock of its subsidiary, Computerized Thermal Imaging Company ("CTICO") (previously Thermal Medical Imaging, Inc.) for $60,000 cash and common stock of the Company valued at $165,500. Accordingly, as of June 30, 2000, the Company's ownership in CTICO increased to approximately 88 percent. The Company amortizes goodwill over its estimated useful life of 15 years. As of June 30, the Company recorded a net long-term asset of $10,993,895 relating to goodwill and consisting of the following:

                                             2000       Life
                                          -----------  ----------
     Goodwill, Bales acquisition          $10,871,863  15 years
     Goodwill, CTICO acquisition              225,500  15 years
     Transaction costs                         41,970  15 years
                                          -----------
     Subtotal                              11,139,333
     Less accumulated amortization           (145,438)
                                          -----------
     Net goodwill                         $10,993,895
                                          ===========

     Amortization expense related to goodwill for the year ended June 30, 2000 was $145,438.

                COMPUTERIZED THERMAL IMAGING, INC.
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                      June 30, 2000 and 1999



NOTE 9. ADVANCES TO AFFILIATES

     During the year ended June 30, 2000, the Company incurred amounts on behalf of Thermal Imaging, Inc. and T.S.E.T.; both of with are affiliated with the Company. Mr. David B. Johnston, Chairman and CEO of the Company, owns 100 percent of the outstanding common stock of Thermal Imaging, Inc. ("TII"). Costs incurred by the Company for TII totaled $107,864 and were incurred in connection with on-going legal matters of TII. Mr. Richard V. Secord, Vice Chairman of the Company, owns 500,000 common shares of T.S.E.T. at June 30, 2000. Costs incurred by the Company for T.S.E.T. totaled $22,383 and were incurred in connection with general and administrative office expenses of T.S.E.T.

NOTE 10. DEFERRED REVENUES

     The Company entered into two letter Agreements on October 28, 1999 with Computerized Thermal Imaging International, Inc. ("CTII"), an entity in which it owns 15 percent, whereby CTII received 1) the exclusive right to represent the expansion of the Company's business into Central and South America, 2) the right to prepare and implement a marketing strategy for deployment of the Company's Breast Imaging System in those areas of the world, 3) the right of first refusal on the Company's Health Card manufacturing worldwide, and 4) the right to sell a minimum of 100 of the Company's Breast Imaging Systems over a two-year period in the target territories. The Agreements provide that the Company shall issue to CTII, as compensation, options to purchase up to 5 million shares of the Company's common stock in 50,000 share increments based on CTII's placement of each Breast Imaging System into commercial use in the specified territories. Each 50,000 block of options grants the holder thereof the right to purchase 50,000 shares of the Company's common stock at a strike price equal to $1.6745, or a 15 percent discount to the bid price at October 28, 1999, the Effective Date of the Agreement. Options expire two years from the date of grant.

     In connection with the foregoing agreements, on June 6, 2000, the Company entered into agreements for the sale of 10 of its Breast Imaging Systems to CTII for $5 million. In connection therewith, the Company received a down payment of $1.75 million with the remaining $3.25 million to be received upon delivery of the systems to CTII. The $1.75 million down payment has been recorded as deferred revenues in the accompanying financial statements until such time as the systems are delivered and placed into commercial use. At such time, the Company will also record a cost related to the issuance of options equal to the fair value of such options on the date of issuance.

     The Company expects to deliver the 10 systems to CTII on, or about, mid-October, 2000. The Company expects to issue 500,000 options upon delivery and placement of such systems into commercial use. As of June 30, 2000, the Company has not issued any options to CTII.

                COMPUTERIZED THERMAL IMAGING, INC.
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                      June 30, 2000 and 1999

NOTE 11. INCOME TAX

     The composition of deferred tax assets and the related tax effects at June 30, 2000 and 1999 are as follows:

                                                    1999
                                       2000       (Restated)
                                     -----------  -----------
   Benefit from carryforward of net
     operating losses                $ 9,567,289  $ 6,643,135
   Less valuation allowance           (9,567,289)  (6,643,135)
                                     -----------  -----------
   Net deferred tax asset            $         -  $         -
                                     ===========  ===========

     The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:

                                                June 30,
                              ------------------------------------------------
                                        2000                    1999
                              -----------------------  -----------------------
                                              % of                     % of
                                             Pre-Tax                 Pre-Tax
                                 Amount       Loss        Amount       Loss
                              ------------  --------   ------------  --------
Benefit for income tax at
  federal statutory rate      $  3,023,673    34.0%    $  1,500,000    34.0%
Non-deductible expenses         (   99,519)   (1.1%)     (   25,000)  ( 7.5%)
Increase in valuation
  allowance                     (2,924,154)  (32.9%)     (1,475,000)  (26.5%)
                              ------------  --------   ------------  --------
Total                         $          -       0%    $          -       0%
                              ============  ========   ============  ========


     The non-deductible expenses shown above related primarily to the issuance of common stock for services using different valuation methods for financial and tax reporting purposes.

     At June 30, 2000, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $28.4 million of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years between 2002 and 2020 and could be subject to severe limitations if significant ownership changes occur in the Company. Of the $28.4 million of unused net operating losses noted above, approximately $6.0 million relates to losses incurred by the Company's subsidiary, Computerized Thermal Imaging Company ("CTICO"). In fiscal years prior to June 30, 2000, CTICO did not file its tax returns on a consolidated basis with the Company. Accordingly, the $6.0 million loss incurred by CTICO is further subject to separate limitations that severely restrict the ability of the Company to use such losses.

                COMPUTERIZED THERMAL IMAGING, INC.
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                      June 30, 2000 and 1999



NOTE 12. COMMITMENTS AND CONTINGENCIES

Litigation

     During the year ended June 30, 2000, the Company settled two complaints, both with Bristol Asset Management, LCC ("Bristol"), by issuing warrants to purchase 400,000 shares of the Company's common stock. The warrants issued can be exercised for a period of two years at a strike price of $7.75, which strike price was a discount to the market price of the Company's common stock on the date of issuance. The Company recorded a $475,000 charge to income in connection with this settlement.

     Other than noted above, at June 30, 2000 and 1999, the Company was not involved in any pending or threatened legal disputes that the Company believes would have a material adverse impact on the Company's financial statements.

Contingencies

The Company has funded its operations in part by means of various offerings thought to be exempt from the registration requirements of the Securities Act of 1933 or various applicable state securities laws. In the event that any of the exemptions upon which the Company relied were not, in fact, available, the Company could face claims from federal and state regulators and from purchasers of their securities. Management and legal counsel, although not aware of any alleged specific violations, cannot predict the likelihood of claims or the range of potential liability that could arise from this issue.

As a Nevada Corporation organized prior to October 1, 1991, the Company's stockholders have, with limited exceptions, had preemptive rights to acquire the Company's common stock when such securities were offered for sale. However, in various offerings of the Company's securities, the Company failed to properly offer their existing stockholders the preemptive rights to which they were entitled. Should any stockholder assert preemptive rights for past offerings, the Company plans to make available shares of common stock at the price to which the stockholder was originally entitled. Management is not aware of any stockholder who intends to make any claim with respect to the failure by the Company to offer preemptive rights. However, there can be no assurance that litigation asserting such claims will not be initiated, or that, if initiated, the Company would prevail in any such litigation.

     On February 4, 1998 a majority of the stockholders, by written consent, amended the Company's Articles of Incorporation to deny preemptive rights from and after that date with respect to the issuance of shares of the common stock. The amendment to the Articles of Incorporation will have no effect with respect to preemptive rights which may have existed for certain offerings prior to such amendment.

                COMPUTERIZED THERMAL IMAGING, INC.
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                      June 30, 2000 and 1999


NOTE 12. COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases

     At June 30, 2000, the Company had three existing lease agreements for office space that are accounted for as operating leases. One of the leases expired in August 1999 and the Company continues to occupy the space on a month-to-month basis at a monthly rental fee of $2,525 per month. On May 31, 2000, the Company entered into a fourth agreement to lease additional office space in Portland, Oregon. The effective date of this new lease is on, or about, September 15, 2000. At June 30, 2000, the future minimum payments required under the noncancelable operating leases are as follows:

Year Ended
  June 30    Portland, OR   Layton, UT   Walnut Creek, CA   Lake Oswego, OR
----------   ----------    ----------      ----------        ----------
   2001      $   45,110    $  116,821      $   90,000        $  109,897
   2002                       121,554          90,000           188,394
   2003                        51,510          72,500           188,394
   2004                                                         200,707
   2005                                                         230,170
   2006                                                         155,320
   2007                                                          24,292
             ----------    ----------      ----------        ----------
   Total     $   45,110    $  289,885      $  252,500        $1,097,174
             ==========    ==========      ==========        ==========


     With respect to the New Lease, the Company prepaid $15,700 that will be applied to the initial lease payments and the Company provided an $110,000 cash-collateralized letter of credit to secure leasehold improvements made by the lessor.

NOTE 13. STOCKHOLDERS' EQUITY

Preferred Shares

     The Company has one class of Preferred Shares authorized, pursuant to an amendment to its Articles of Incorporation in April of 1992, with the power to designate the rights and preferences of the Preferred Shares or any class or series within the preferred shares vested in Board of Directors. The Board of Director has the authority, without further stockholder action, to issue up to 3,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, and the number of shares constituting any series or designation of such series.

     The Company has no Preferred Shares outstanding as of its fiscal year ended June 30, 2000.

                COMPUTERIZED THERMAL IMAGING, INC.
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                      June 30, 2000 and 1999


NOTE 13. STOCKHOLDERS' EQUITY (Continued)

Subscription Receivable

     The Company treated as compensation a subscription note receivable in the amount of $525,000 to Manhattan Financial Group ("MFG") in its fiscal year ended June 30, 1999. The subscription receivable had originally been issued in exchange for a note from MFG in the amount of $525,000 for 525,000 shares of the Company's common stock sold during the year ended June 30, 1996.

Common Stock Subject to Rescission Offers

     During 1998, the Company issued a total of 8,976,418 shares of common stock to the Affiliates (See Note 15) for cash or other consideration and such common shares were considered to be "restricted" securities with limited transferability under state and federal securities laws. The Affiliates, in secondary transactions, subsequently sold or otherwise transferred 1,187,000 shares of the common stock between themselves and to fourteen non-affiliates and it has come to the Company's attention that the transactions between Affiliates and non-affiliates may have been in violation of various state and/or federal securities laws.

    In the event that the subsequent transfers of "restricted" shares of the Company's common stock by the Affiliates are deemed to be in violation of state and/or federal securities laws, the exemptions from registration, relied upon by the Company for the initial issuance of those shares, could be lost. Additionally, if an exemption from registration for the issuances is not available, and the Company is found to have engaged in a public offering of securities, the Company may face claims by the subsequent purchasers for rescission and/or administrative sanctions, fines and penalties even though the Company took the step of applying appropriate restrictive legends to the stock certificates in question.

     Based on the limited number of parties involved in the above-described transactions and the precautions taken by the Company, management does not believe that there was any public offering of the Company's shares of the Common Stock, and consequently, the exemption available to the Company at the time of the issuance of the securities was not forfeited. However, in order to lessen any problems which may emanate from the transfer of the above-described shares of the common stock, the Company and the Affiliates offered to rescind the sales of all such shares, pursuant to the securities laws of the various states where the transfers took place. The Company made its rescission offer in the form of an exempt offering in conformity with the applicable state securities laws. Subsequent to June 30, 1998, all of the stockholders in question elected to reject the rescission offers.

                COMPUTERIZED THERMAL IMAGING, INC.
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                      June 30, 2000 and 1999


NOTE 13. STOCKHOLDERS' EQUITY (Continued)

     Consequently, the Company does not believe that significant exposure exists in connection with the issuance of such shares. However, the rescission offers with respect to state securities laws do not cure any potential federal securities laws problems.

     The 771,200 shares of restricted Common stock transferred to non-affiliates and subject to rescission offers at June 30, 1998 were reclassified as no longer subject to rescission at June 30, 1999.

NOTE 14. STOCK WARRANTS AND OPTIONS

     Warrants

     During the year ended June 30, 2000, warrants were exercised for the purchase of 2,029,042 common stock shares of the Company for proceeds of $4,229,757. The warrants were exercised at prices ranging from $0.46 to $3.72 per common share. Furthermore, in connection with the Company's private placement of 11,148,766 shares of common stock during the quarter ended March 31, 2000, the Company issued 11,148,766 warrants entitling holders thereof, for a period of five years, to purchase 5,574,316 shares of the Company's common stock at $5 per share.

     During February and April 2000, the Company issued 37,648 warrants to Sitrick & Company for services rendered. Each warrant entitles the holder thereof, upon exercise, to one share of common stock at an exercise price $0.9375 per share. This transaction was a private placement made in reliance on Section 4(2) of the Act.

     As compensation for investment consulting services, the Company issued 200,000 warrants to Sutro & Company in April 2000. Each warrant is exercisable through December 15, 2000 and entitles the holder thereof the right to purchase one share of the Company's common stock at a strike price of $1.70 per share.

     As compensation for services rendered, the Company issued one of its non-executive employees 170,000 warrants in May 2000. Each warrant is exercisable through May 2, 2005 and entitles the holder thereof the right to purchase one share of the Company's common stock at an exercise price of $1.5625 per share.

     During the year ended June 30, 2000, the Company settled two complaints, both with Bristol Asset Management, LCC ("Bristol"), by issuing warrants to purchase 400,000 shares of the Company's common stock. The warrants issued can be exercised for a period of two years at a strike price of $7.75, which strike price was a discount to the market price of the Company's common stock on the date of issuance. The Company recorded a $475,000 charge to income in connection with this settlement.

                COMPUTERIZED THERMAL IMAGING, INC.
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                      June 30, 2000 and 1999



NOTE 14. STOCK WARRANTS AND OPTIONS (Continued)

     During 1999, as an inducement to exercise certain warrants, the Company issued an aggregate of 264,166 warrants to three parties. The parties were the beneficial owners of certain of those warrants in the record name of Ambient Capital. The Company received $188,200 net of a $2,000 fee, from the exercise of the warrants, and issued 264,166 common shares.

     The same number of new warrants was issued to the three parties in denominations of 104,066 warrants, 150,000 warrants and 10,000 warrants. Each warrant is convertible into one common share of the Company's common stock at an exercise price of $1.19 per share and must be exercised on or before February 1, 2002.

     During the year ended June 30, 1998, the Company, in order to attract additional investment, revised the terms and increased the number of shares covered by warrants issued in connection with a 1996 Regulation D offering of the Company's common stock. The revised warrants include a 50 percent increase in shares, a reduction in the exercise price, and an extension of the expiration date to December 31, 1999. In December 1999, the expiration date was further extended to December 31, 2000.

     A summary of warrant activity for the period from July 1, 1998 through June 30, 2000 is as follow:


                                              # of
                                             Shares       Exercise Price
                                          ------------   -----------------
Balance at June 30, 1998 (restated)         4,126,327     $0.72  -  $2.50

  Exercised                                (  264,166)    $          0.72
  Granted                                     264,166     $          1.19
                                          ------------
Balance at June 30, 1999 (restated)         4,126,327     $0.46  -  $3.72

  Exercised                                (2,042,143)    $0.46  -  $3.72
  Granted                                   6,381,964     $1.70  -  $7.25
  Cashless exercise                           (13,101)
                                          ------------
Balance at June 30, 2000                    8,453,047     $0.46  -  $7.25
                                          ============


     Options

     Periodically, the Company issues incentive stock options to employees, officers and directors, as well as outside consultants, to promote the success of the Company and enhance its ability to attract and retain the services of qualified persons. The Board of Directors approves the issuance of such options. Options are usually granted under the Company's 1997 Stock Option and Restricted Stock Plan (the "Plan").

                COMPUTERIZED THERMAL IMAGING, INC.
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                      June 30, 2000 and 1999


NOTE 14. STOCK WARRANTS AND OPTIONS (Continued)

     On May 24, 1999, the Company granted options to purchase 100,000 shares of the Company's common stock to one non-executive employee under its Plan. The options vest at one-third each, starting from the first, anniversary date of employee at an exercise price of $0.76 per share and will expire five years from the grant date.

     On June 27, 2000, the Company granted options to purchase 100,000 shares of the Company's common stock to one officer under its Plan. 10,000 of the options immediately vest and the remaining 90,000 options vest at one-third each, starting from the first, anniversary date of officer at an exercise price of $5.02 per share and will expire in accordance with the terms of the Plan.

     On April 17, 2000, the Company granted options to purchase 100,000 shares of the Company's common Stock to one non-executive employee. The options vested on the date of grant at an exercise price of $9.0625 and will expire on April 17, 2003. In concert with this grant, the Company entered into a three-year employment agreement with the employee, which provides that options to purchase an additional 200,000 shares of the Company common stock will be granted upon each of the next two anniversary dates of such employee. These additional options, if granted, are conditioned upon employee's continued employment with the Company and will fully vest upon the date of grant. Such options will have a strike price equal to the market price of the Company's common stock on the date of grant.

     On June 27, 2000, the Company granted options to purchase 825,000 shares of the Company common stock to three non-executive employees in connection with separate employment contracts executed in May 2000 by each of the respective employees. 41,250 of the options vested on the date of grant and the remaining 783,750 option vest at one third each, starting from the first, anniversary date of each respective employee at an exercise price of $7.71875 per share and expire 15 days following each respective employee's termination of employment with the Company.

     On April 17, 2000, the Company granted 380,508 options to purchase the Company's common stock to one non-executive employee and four consultants as compensation for services rendered in connection with the Company's recent private placement of securities. The options granted immediately vest at an exercise price of $1.70 per share and expire on February 28, 2003. In July 2000, the Company also granted 36,118 options to a consultant with the same terms as those options immediately noted above. Although such options were not outstanding at June 30, 2000, the financial impact of their issuance was recorded in the Company's June 30, 2000 financial statements since the issuance of such options related to services rendered to the Company during their June 30, 2000 fiscal year.

                COMPUTERIZED THERMAL IMAGING, INC.
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                      June 30, 2000 and 1999


NOTE 14. STOCK WARRANTS AND OPTIONS (Continued)

     On October 28, 1999, the Company executed two letter agreements with Computerized Thermal Imaging International, Inc. ("CTII"), an entity in which the Company owns 15 percent, whereby CTII received certain rights in connection with the marketing and sales of the Company's Breast Imaging System in Central and South America. The Agreements provide that the Company will grant to CTII, as compensation, options to purchase up to 5 million shares of the Company's common stock in 50,000 share increments based on CTII's placement of each Breast Imaging System into commercial.

     Each 50,000 block of options grants the holder thereof the right to purchase 50,000 shares of the Company's common stock at a strike price equal to $1.6745, or a 15 percent discount to the bid price at October 28, 1999, the effective date of the Agreements. Options expire two years from the date of grant. As of June 30, 2000, no options were issued to CTII and no options were vested.

     The Company has granted the following fixed stock options during the period July 1, 1998 through June 30, 2000:


                                             Number of Shares
                                    -------------------------------------------
                                       Employee     Non-Employee       Total      Exercise Price
                                    ------------    ------------   ------------   --------------
Options outstanding, June 30, 1998     5,250,000       2,275,000      7,525,000    $0.60 - 1.25
  Granted                                100,000               -        100,000    $       0.76
  Forfeited                          (   500,000)     (  275,000)    (  775,000)   $0.75 - 1.25
                                    ------------    ------------   ------------
Options outstanding, June 30, 1999     4,850,000       2,000,000      6,850,000    $0.60 - 1.25
  Granted                              1,136,076         269,432      1,405,508    $1.70 - 9.06
  Exercised                           (   35,000)                    (   35,000)   $       0.70
                                    ------------    ------------   ------------
Options outstanding, June 30, 2000     5,951,076       2,269,432      8,220,508    $0.60 - 9.06
                                    ============    ============   ============



     The following table summarizes information about fixed stock options outstanding at June 30, 2000:

  Number of Shares         Vested     Expiration Date    Exercise Price
--------------------     ----------   ---------------    --------------
     1,215,000              902,500      Aug. 2001        $       0.70
       500,000              500,000      Apr. 2002        $       0.97
     1,000,000              750,000      Sep. 2002        $       0.75
     2,000,000            2,000,000      Nov. 2002        $       0.60
       380,508              380,508      Feb. 2003        $       1.70
       100,000              100,000      Apr. 2003        $       9.06
       825,000               41,250      Jun. 2003        $       7.72
       100,000               33,333      May  2004        $       0.76
     2,000,000            2,000,000      Jun. 2005        $       1.25
       100,000               10,000      Jun. 2010        $       5.02
 -------------------      ---------
     8,220,508            6,717,591
 ===================      =========

                COMPUTERIZED THERMAL IMAGING, INC.
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                      June 30, 2000 and 1999


NOTE 14. STOCK WARRANTS AND OPTIONS (Continued)

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the Company's employee stock options is greater than or equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Options issued one employee/officer of the Company was issued at a discount to the market price of the underlying stock on the date of grant and compensation expense of $91,750 was accordingly recognized in the accompanying financial statements for the year ended June 30, 2000.

     Proforma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using Black-Scholes option pricing model with the following assumptions for 2000 and 1999:

   1) risk-free interest rate between 5.77 and 6.36 percent depending upon the term of the option,
   2)     no dividend yield,
   3)     no discount for lack of marketability, and
   4) and a volatility factor of the expected market price of the Company's common stock of 1.144529. The volatility factor was determined using the weekly closing price of the Company's common stock as quoted on the OTC.BB of the NASD between April 1997 and June 2000.

     The Black-Scholes option valuation model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its outstanding stock options.

     For purposes of proforma disclosures, the estimated fair value of the options is included in expense over the vesting period of the options. The Company's proforma information follows:

                COMPUTERIZED THERMAL IMAGING, INC.
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                      June 30, 2000 and 1999



NOTE 14. STOCK WARRANTS AND OPTIONS (Continued)

                                                   Year Ended
                                                     June 30,
                                           ---------------------------
                                              2000           1999
                                           ------------   ------------
    Net loss available to common
      stockholders                         $(8,893,155)   $(5,025,841)
    Proforma net loss available to
      common stockholders                  $(9,109,043)   $(5,244,729)
    Proforma basic loss per share          $     (0.13)   $     (0.07)
    Proforma diluted loss per share        $     (0.12)   $     (0.07)


NOTE 15. RELATED PARTY TRANSACTIONS

     Since its inception, the Company has been dependent upon certain individuals, officers and stockholders and related corporations under their control (collectively referred to as the "Affiliates") to provide capital, management services, assistance in finding new sources for debt and equity financing and guidance in the development of the Company's business. The Affiliates have generally provided services and incurred expenses on behalf of the Company in exchange for shares of the Company's common stock.

     Following is an analysis of transactions involving affiliates Thermal Imaging, Inc. ("Affiliate 1") and Manhattan Financial Group ("Affiliate 2") during the years ended June 30, 2000 and 1999:

                                 Affiliate 1               Affiliate 2
                             -----------------------   ----------------------
                             Shares          Amount    Shares      Amount
                             ----------   ----------   ----------   ----------
Year ended June 30, 1999
------------------------
Total balance of debt and
  cash advances at June
  30, 1998                           -    $1,192,854           -   $  354,167

Interest accrued and
  accretion of discount
  on notes                           -             -           -      542,721

Non-interest bearing
  advances to fund
  current operations,
  uncollateralized                   -     1,080,582   2,140,164   (1,244,638)

Funding included in
  notes payable                      -             -           -      347,750

Payments via stock
  and cash                   4,514,507    (2,273,436)          -            -
                            ----------    ----------   ---------   ----------
Total balance of debt
 and cash advances at
 June 30, 1999               4,514,507    $        -   2,140,164   $        -


Year ended June 30, 2000
------------------------
Advances for payment
  of legal fees                      -      (107,864)          -            -
                            ----------    ----------  ----------   ----------
Total balance of debt
  and cash advances at
  June 30, 2000              4,514,507    $ (107,864)  2,140,164   $        -
                            ==========    ==========   ==========  ==========

                COMPUTERIZED THERMAL IMAGING, INC.
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                      June 30, 2000 and 1999



NOTE 15. RELATED PARTY TRANSACTIONS (Continued)

     In addition to the foregoing, as consideration for services rendered during the fiscal year ended June 30, 1999, the Company also eliminated a $525,000 subscription receivable from Affiliate 2 and issued 525,000 shares of common stock in connection therewith. During the fiscal year ended June 30, 2000, the Company compensated Affiliate 2 approximately $46,000 and granted options to acquire 3,038 shares of common stock at a strike price of $1.70 per share for services rendered.

     The Company has been involved in certain stockholder disputes concerning its technology and has generally been successful in settling such disputes primarily through issuances of common stock. Affiliate 1 has agreed to indemnify the Company should additional stockholder disputes regarding the Company's technology arise.

NOTE 16. SUBSEQUENT EVENTS

     Subsequent to June 30, 2000, the date of the accompanying financial statements, the following events transpired.

Status of Pre-Market Application
--------------------------------

     On September 5, 2000, the Company submitted Module 4 of its Pre-Market Application to the FDA. The Company anticipates that it will submit its final module, Module 5, to the FDA prior to December 31, 2000. Recruiting patients as part of the clinical trials and obtaining reliable data there from are important elements to permit a timely submission of Module 5 to the FDA for review. Although the Company anticipates that it will be able to obtain and assemble the data necessary to timely submit Module 5, any delay or difficulties experienced in the recruitment of patients or the assembly and verification of patient data could delay its submission of Module 5 beyond December 31, 2000. The Company cannot determine if, or when, it will ultimately obtain FDA approval.

Alex Saenz Harassment Complaint and Counter-Complaint
-----------------------------------------------------

     On June 1, 2000, the Company filed a complaint against Alex Saenz ("Defendant"), an individual, in the Circuit Court of the State of Oregon for the County of Clackamas, Case #CCV0006024. On July 7, 2000, the complaint was moved from the Circuit Court to the United States District Court for the District of Oregon, Case #00942MA. The lawsuit alleges that Defendant interfered with the Company's business by threatening lawsuits to obtain stock options allegedly owed to him as a result of Defendant's efforts in selling the Company's securities. The Company alleges tortious interference and pleads for a declaratory judgment 1) that it owes no additional money or stock options to Defendant, and 2) awarding the Company $50,000 damages and recovery of costs and disbursements in connection with the lawsuit.

                COMPUTERIZED THERMAL IMAGING, INC.
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                      June 30, 2000 and 1999



NOTE 16. SUBSEQUENT EVENTS (Continued)

     On July 14, 2000, the Defendant filed his answer to the Company's complaint denying its allegations and, in connection therewith, Defendant filed a counterclaim alleging that the Company has breached various verbal agreements to compensate him other than what is specified in a written agreement. Defendant alleges breach of contract and damages ranging from approximately $2.0 million to $104 million pursuant to three separate claims of action. Under a fourth cause of action, Defendant alleges slander and is seeking general damages of $10 million and punitive damages of $10 million.

     Under a fourth cause of action, Defendant alleges slander of his business reputation and is seeking general damages of $10 million and punitive damages of $10 million.

     The Company believes the Defendant's counterclaims are without merit and will continue to prosecute this case. The Company has not yet begun the discovery process and a date for trial has not been set.

Bloomberg/Evans Defamation Action
---------------------------------

     On August 28, 2000, the Company filed a complaint for libel in the United States District Court for the District of Utah, Northern Division, Case No. 1:00CV00098K, against Bloomberg, L.P. (the "Defendant"). The complaint and summons were also serviced on Bloomberg through its registered agent in Utah.

     The lawsuit alleges that on June 29 and July 18, 2000, Bloomberg published certain "Defamatory Articles" about the Company that were written by David Evans through its news service, Bloomberg News. According to the Complaint, the Defamatory Articles were published over Bloomberg's Internet web site and elsewhere to literally millions of people, and contained certain false, misleading, and defamatory statements regarding the Company's business and thermal imaging technology, which the Company is focusing on developing as an adjunct imaging tool to mammography in the detection of breast cancer. The lawsuit alleges that, after publication of the "First Defamatory Article" on June 29, 2000, the Company wrote to Bloomberg and explained the numerous inaccuracies and falsehoods contained therein. Although Bloomberg then published on July 18, 2000 what it labeled as a "correction" to the first story, this "Second Defamatory Article" still contained defamatory matter calling into doubt (among other things) the Company's ability to attract capital as well as the efficacy of the Company's Breast Imaging System, which is currently undergoing clinical testing by physicians at five independent hospital sites in accordance with a protocol used in connection with the Company's application for Pre-Market Approval from the Food and Drug Administration. The Complaint alleges damages against Bloomberg in excess of One Hundred Million Dollars ($100,000,000). A trial date has yet to be determined and discovery has not yet begun.

                COMPUTERIZED THERMAL IMAGING, INC.
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements
                      June 30, 2000 and 1999


NOTE 16. SUBSEQUENT EVENTS (Continued)

Kenneth M. Dodd Executive Employment Agreement
----------------------------------------------

     On February 24, 1999, the Company filed a complaint against Kenneth M. Dodd ("Defendant") in the Eighth Judicial District Court, Clark County, Nevada, Case No. A399754, seeking to enforce confidentiality agreements and certain terms in connection with Defendant's employment contract with the Company.

     In consideration of Defendant's actions under the employment agreement, the Company alleged breach of contract, breach of fiduciary duty, conversion, breach of duty of care, breach of duty of loyalty, declaratory judgment, and usurpation of corporate opportunity.

     In August 2000, the Company made an offer of settlement whereby it would release the Defendant of all claims under its complaint and pay Defendant $10,000 in exchange for his 7.5 percent interest in the Company's subsidiary, Computerized Thermal Imaging Company ("CTICO", previously Thermal Medical Imaging, Inc.).

     On August 25, 2000, the Defendant accepted the offer of settlement. As a result of this settlement with Defendant, the Company now owns approximately
97.9 percent of the outstanding common stock of CTICO.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During the preceding two years we have had no changes in, or disagreements with, accountants on accounting and financial disclosure other than the termination of our principal auditor, Ham, Langston & Brezina, LLP on August 17, 1999 with the engagement of Jones, Jensen & Company LLC on that same date as reported on Form 8-K filed with the Securities and Exchange Commission on August 23, 1999, and amended on August 25, 1999.

     Ham, Langston & Brezina, L.L.P., Certified Public Accountants of Houston, Texas, audited our consolidated balance sheet as of June 30, 1998 and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 1998 and 1997, and for the period from inception on June 10, 1987 to June 30, 1998. The report of Ham, Langston & Brezina on such financial statements, dated October 26, 1998, did not contain any adverse opinion or disclaimer of opinion, and with the exception of a "going concern" qualification because of our dependence on outside sources of financing for continuation of operations, was not qualified or modified as to uncertainty, audit scope or accounting principles. Ham, Langston & Brezina was dismissed on or about August 17, 1999.

     Jones, Jensen & Company L.L.C. (now known as HJ & Associates, LLC), Certified Public Accountants of Salt Lake City, Utah, were engaged by us on August 17, 1999, pursuant to a recommendation of our Board of Directors, to audit the financial statements of our fiscal year ended June 30, 1999.

     There were no disagreements between us and Ham, Langston & Brezina, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

     We have previously provided Ham, Langston & Brezina with a copy of the disclosures provided under this caption of this Report, and Ham, Langston & Brezina has provided us with a letter addressed to the Securities and Exchange Commission pursuant to Regulation S-B Item 304.

-----------------------------------------------------------------------------


                             PART III


ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


Executive Officers and Directors
--------------------------------

     Set forth below is our directors and executive officers, together with their ages, as of June 30, 2000.

Name                         Age    Position                        Since
--------------------------  ----   -----------------------------  -----------
David B. Johnston (1).....   57     Chairman of the Board & Chief  Aug. 1987
                                    Executive Officer

David A. Packer (1).......   48     President & Chief Operating    Dec. 1999
                                    Officer, Director

Richard V. Secord (1).....   67     Vice Chairman, Director        Feb. 1996

Brent M. Pratley (2)(3)...   64     Director                       Jun. 1994

Milton R. Geilmann (2)(3).   68     Director                       Jan. 1998

Harry C. Aderholt (2)(3)..   80     Director                       Jan. 1998

Kevin L. Packard..........   39     Secretary, Treasurer & Chief   Mar. 2000
                                    Financial Officer
-----------------------------------------------------------------------------
(1)  Member of Executive Committee.
(2)  Member of Audit Committee.
(3)  Member of Compensation Committee.


     We may employ additional management personnel, as our Board of Directors deems necessary. We have not identified or reached an agreement or understanding with any other individual to serve in a management position, either executive or non-executive. We do not anticipate any difficulty in employing qualified personnel.

Biographical Information
------------------------

     A description of the business experience during the past several years for each of our directors and executive officers is set forth below.

      David B. Johnston, age 57, has served as our Chairman of the Board since August 1987 and Chief Executive Officer, since July 1, 1997. He currently serves as an officer and/or director of CTICO, our 98-percent owned subsidiary and of Thermal Imaging, Inc., an affiliate of Mr. Johnston. From 1984 through 1989, Mr. Johnston was President of Funding Selection, Inc., an Oregon investment banking and mergers and acquisitions firm. Prior to that, Mr. Johnston was Chairman of Grace Capital, Ltd., a specialized medical and computer high technology private placement firm in Oregon. Mr. Johnston received a Bachelor of Science degree in Business Administration from Brigham Young University.

     Richard V. Secord, age 67, (Major General, United States Air Force, Retired) was elected as a director effective February 1996 and has served as Vice Chairman since July 1, 1997. From Jul 1, 1997 to June 27, 2000, Mr. Secord also served as our Secretary. From February 1996 to April 1997, General Secord served as President. General Secord also previously served as Chief Operating Officer from June 1995 to December 1999. He is also Chief Executive Officer and a director of CTICO. General Secord served in numerous positions while performing military service. He was the first military officer to be appointed Deputy Assistant Secretary of Defense (Near East, Africa and South Asia). General Secord received a Bachelor of Science degree from the United States Military Academy. He is also a graduate of the United States Air Force Command and Staff College, and United States Naval War College. In addition, he holds a Masters degree in International Affairs from George Washington University.

     David A. Packer, 48, was elected President in April 1997 and appointed as a director and Chief Operating Officer in December 1999. Mr. Packer also previously served as our Treasurer. In December 1998, Mr. Packer was appointed to serve as President and Chief Operating Officer of CTICO. Before joining us, Mr. Packer served as a senior manager for TRW's engineering office in Ogden, Utah from 1976 until 1997. Mr. Packer received a Bachelor of Science degree in Electronics from Brigham Young University in 1975.

     Brent M. Pratley, M.D., age 64, was elected as a director in June 1994 and served as Secretary from June 1994 to September 1997. Dr. Pratley is currently licensed to practice medicine in Utah and California and, since 1978, has been in private practice in General Orthopedics and Sports Medicine at Utah Valley Regional Medical Center located in Provo, Utah, as well as in Los Angeles, California. Dr. Pratley received his Doctor of Medicine degree in Orthopedic Surgery in 1968 from the College of Medicine at the University of California, Irvine, California.

     Milton R. Geilmann, age 68 was elected as a director of the Company in January 1998. Mr. Geilmann has been associated with the medical field for over 32 years. From 1965 to 1992, he worked at E. R. Squibb and Sons, where he held many positions, including Nuclear Consultant for Diagnostic Medicine. Mr. Geilmann received an Associates degree in dental science in 1952 from State University of New York.

     Harry C. Aderholt, age 80, (Brigadier General, United States Air Force, Retired) was elected as a director in January 1998. General Aderholt served in Southeast Asia, particularly Thailand, for many years both in and out of the U.S. Air Force. Since his retirement from military service in 1976, General Aderholt has engaged in various private business ventures, including serving as Vice President of Air Siam in Bangkok, Thailand.

     Kevin L. Packard, age 39, was appointed Chief Financial Officer in March 2000 and Secretary/Treasurer in June 2000. From January 1999 through March 2000, Mr. Packard was employed with PricewaterhouseCoopers in Salt Lake City and from June 1987 through July 1992 was employed with Deloitte + Touche in Seattle. From July 1992 through 1998, Mr. Packard served in various capacities with Coeur d'Alene Mines Corporation including Vice President, Treasurer and Chief Financial Officer. Mr. Packard is licensed as a certified public accountant in Utah, Idaho and Washington and is a member of the AICPA. Mr. Packard received Bachelor of Science (Accounting) and Masters of Professional Accountancy degrees from the University of Utah in 1986 and 1987, respectively.

     Directors are elected by our stockholders at each annual meeting and serve until the next annual meeting of stockholders or until successors are duly elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed or their earlier resignation or removal from office. David B. Johnston and David
A. Packer are the only directors who are also officers.

     We have an Executive Committee, an Audit Committee and a Compensation Committee. The Executive Committee oversees our operations and all strategic planning. The Audit Committee reviews and reports to the Board of Directors on our financial results of operations and the results of the audit services provided by our independent accountants. The Compensation Committee reviews compensation paid to management, including administration of our 1997 Stock Option and Restricted Stock Plan, and recommends to the Board of Directors appropriate executive compensation.

     Messrs. Johnston, Secord and Packer comprise our Executive Committee. The members of our Audit and Compensation Committees are Messrs. Pratley, Geilmann and Aderholt.

     In March 2000, our Board adopted a Charter for the Audit Committee. The Charter establishes the independence of our Audit Committee and sets forth the scope of the Audit Committee's duties. A complete copy of our Charter was included as "Attachment A" of our Schedule 14(a), Definitive Proxy Statement, filed on May 22, 2000. Only independent Directors may serve on the Audit Committee.

     The Purpose of the Audit Committee is to conduct continuing oversight of our financial affairs. The Audit Committee conducts an ongoing review of our financial reports and other financial information prior to their being filed with the U.S. Securities and Exchange Commission, or otherwise provided to the
public.   The Audit Committee also reviews our systems, methods and procedures of internal controls in the areas of: financial reporting, audits, treasury operations, corporate finance, managerial, financial and SEC accounting, compliance with law, and ethical conduct. The Audit Committee is independent and objective, and reviews and assesses the work of our independent accountants and internal audit department. The Audit Committee consists of three or more Members (the "Members") who are independent Directors. The Board of Directors shall elect the Members annually. Members shall serve until their successors are duly elected and qualified. Unless an Audit Committee Chairperson is elected by the full Board, the Members of the Committee may designate a Chairperson by majority vote of the all Members. Each member is free from any relationship that could conflict with a Member's independent judgment. All Members must be able to read and understand fundamental financial statements, including a balance sheet, income statement, and cash flow statement. At least one Member must have past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background, including a current or past position as a chief executive or financial officer or other senior officer with financial oversight responsibilities.

     In connection with our audited financial statements for the year ended June 30, 2000, the Audit Committee has reviewed and discussed our audited financial statements with management and discussed with our independent auditors the matters required by SAS 61. The Audit Committee has received the written disclosures and the letter from our independent accountants required by Independence Standards Board No. 1, and the Audit Committee has discussed with our independent accountants their independence. The Audit Committee did not make any recommendation to our Board of Directors that should be included in our audited financial statements for the fiscal year ended June 2000 and 1999.

     There is no family relationship between or among any of our directors and executive officers, except for the relationship between Messrs. Johnston and Packer, who are cousins by marriage.

Involvement in Other Public Companies
-------------------------------------

     None of the Company's officers or directors are involved with any other public company deemed to be a "reporting company."

Involvement in Certain Legal Proceedings by Directors or Executive Officers
---------------------------------------------------------------------------

     Except as indicated below and, or herein before, to the knowledge of Management, during the past five years, no present director or executive officer of the Company:

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

     (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) Was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

     Richard Secord Vacate Order. On November 8, 1989, Richard V. Secord, our Vice Chairman pleaded guilty to one count of making a false statement to congressional staffers and was fined $50. Subsequently, the Supreme Court of the United States found this type of charge to be illegal. On August 7, 2000, the United States District Court for the District of Columbia issued an order vacating the conviction and ordered that "for all purposes, Mr. Secord's conviction shall be considered to have been void...and of no force or effect, and he shall bear no legal disability under the laws of any sovereign on account of said conviction".

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Act") requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are also required to furnish us with copies of all Section 16(a) reports they file.

     Based solely on our review of the copies of such reports received by us with respect to our fiscal year ended June 30, 2000, we believe that all filing requirements applicable to our officers and directors and persons who own more than 10% of a registered class of our equity securities have been complied with except for Messrs. Johnston, Secord, Packer, Pratley, Geilmann, & Aderholt, each of whom filed a Form 5 late.

     The following individuals are considered reporting persons during the last fiscal year (officer, director, 10% shareholder):

      David B Johnston, Chairman of the Board & Chief Executive Officer Richard Secord, Vice Chairman of the Board & Director
      David A. Packer, President & Chief Operating Officer
      Milton R. Geilmann, Director
      Brent M. Pratley, M.D., Director
      Harry C. Aderholt, Director
      Kevin L. Packard, Secretary, Treasurer & Chief Financial Officer

ITEM 10: EXECUTIVE COMPENSATION

     All corporate decisions regarding employee compensation and stock option awards during the last three-year period have been approved by our Board of Directors. In January 1998, our Board of Directors created a Compensation Committee composed of Dr. Pratley, Mr. Geilmann and General Aderholt, all independent directors. The committee assumes all responsibility for reviewing executive compensation matters and administering our 1997 Stock Option and Restricted Stock Plan.

     Following is a summary of compensation paid to each of our named executive officers for each of the fiscal years ended June 30, 1998, 1999 and 2000. Mr. Johnston, our Chief Executive Officer, has not been paid a salary or bonus over the past three years:

                             Summary Compensation Table

                                     Annual Compensation        Long-Term Compensation
                               -------------------------------  ----------------------
                                                                            Securities
                                                                            Underlying
                                                                             Options
                                                   All Other    Restricted     and
                      Fiscal            Bonus    Compensation     Common     Warrants
 Position              Year     Salary   (3)         (1)          Stock        (2)
--------------------  ------  -------- --------  -------------- ---------- -----------
David B. Johnston,    2000    $      0        0  $      15,000          0            0
Chairman & Chief      1999    $      0        0  $      15,000          0            0
Executive Officer     1998    $      0        0  $      15,000          0    1,000,000

Richard V. Secord,    2000    $175,000        0  $       6,000          0            0
Vice Chairman         1999    $175,000        0  $       6,000          0            0
                      1998    $175,000        0  $       6,000          0    1,250,000

David A. Packer,      2000    $163,000 $200,000  $       6,000          0            0
President & Chief     1999    $135,000        0  $       6,000          0            0
Operating Officer     1998    $135,000        0  $       6,000          0            0

Kevin L. Packard,     2000    $ 32,000        0  $      91,750          0      100,000
Chief Financial       1999    $     NA        0  $          NA         NA           NA
Officer, Treasurer    1998    $     NA        0  $          NA         NA           MA
& Secretary



                                54

------------------------------------------------------
(1) Certain of our officers routinely receive other benefits, including travel reimbursement, the amounts of which are customary in the industry and do not exceed the lessor of $50,000 or 10 percent of the total compensation for the executive. These amounts have been omitted. Mr. Johnston has foregone annual monetary compensation. Included in "Other Annual Compensation" is the estimated fair value of a Company vehicle used by Mr. Johnston. Mr. Secord and Mr. Packer each receive a monthly automobile allowance of $500. Mr. Packard received 100,000 options at a $5.02 strike price, which was a 15 percent discount to the market price of our common stock on the date such options were granted. Accordingly, pursuant to APB Statement 25, a $91,750 compensation expense was recorded in our financial statements in connection therewith.
(2) As of June 30, 2000, 35,000 of the options granted to our officers have been exercised. Of Mr. Johnston's options on 1,000,000 shares, 750,000 shares are vested as of the date hereof. Of General Secord's options on 1,250,000 shares, 35,000 have been exercised and 902,500 shares are vested as of the date hereof. Of the 100,000 options granted to Mr. Packard, 10,000 are vested as of the date hereof.
(3) The $200,000 bonus to Mr. Packer was accrued as of June 30, 2000 and paid shortly thereafter.

Employment Contracts
--------------------

     David B. Johnston has an employment agreement effective as of September 18, 1997. The term of the agreement is for three years, automatically renewable for additional periods of one year thereafter unless terminated upon the giving of notice at least 14 days prior to the annual renewal date. The agreement calls for no mandatory annual cash compensation, but does provide for compensation in the form of non-statutory stock options covering 1,000,000 shares of common stock at an exercise price of $0.75 per share. Twenty-five percent of the options vested upon the execution of the agreement and 25 percent of the remaining options vest on each anniversary date of the agreement. The options granted to Mr. Johnston must be exercised within five years from the date of grant. To the extent applicable, the options granted to Mr. Johnston are subject to our 1997 Stock Option and Restricted Stock Plan. At our cost, Mr. Johnston has "piggyback" registration rights with respect to the shares of common stock derived from the exercise of the options. As of June 30, 2000, none of the options granted to Mr. Johnston under the agreement have been exercised. The agreement subjects Mr. Johnston to a two-year non-compete restriction, the obligation not to induce any employee to leave our employment during the term of the agreement or for two years after the termination thereof, and the duty not to reveal any confidential information about our business.

     Richard V. Secord entered into an employment agreement dated June 12, 1995, which was superseded by a new agreement dated September 18, 1997. The term of the new agreement is for three years and calls for compensation of $175,000 per year. In addition to the cash compensation, the agreement ratifies an original grant to General Secord of non-statutory stock options covering 2,000,000 shares of common stock at an exercise price of $1.25 per share, 50 percent of which vested on June 12, 1996 and 50 percent of which vested on June 12, 1998. The options granted pursuant to the original agreement must be exercised within ten years from the date of grant. In addition, General Secord was granted additional non-statutory options covering 1,250,000 shares of common stock at an exercise price of $0.70 per share. Twenty-five percent of these additional options vested on September 18, 1997, and 25 percent of the remaining options vest on each anniversary date of the agreement. These options must be exercised within five years from the date of grant. To the extent applicable, the additional options granted to General Secord are subject to our 1997 Stock Option and Restricted Stock Plan. At our cost, General Secord has "piggyback" registration rights with respect to shares of common stock derived from the exercise of the options. As of June 30, 2000, 35,000 of the options granted to General Secord under the agreement have been exercised. The agreement subjects Mr. Secord to a two-year non-compete restriction, the obligation not to induce any employee to leave our employment during the term of the agreement or for two years after the termination thereof, and the duty not to reveal any confidential information about our business.

     David A. Packer's three-year employment agreement with us expired April 30, 2000. In December 1999, our Board of Directors approved a $40,000 increase, to $175,000, in Mr. Packer's base annual salary. In June 2000, our Board approved a $200,000 retention bonus for Mr. Packer. Mr. Packer is currently re-negotiating a new employment agreement with us.

Executive Severance Agreements
------------------------------

     At its regular meeting in April 2000, our Board of Directors approved an Executive Severance Agreement that provides Severance Benefits for certain of our executive officers (the "Executive") in the event their employment is terminated subsequent to a "Change in Control" of the Company. The Agreement, once executed, continues from year to year until terminated at the end of any year by written notice from us, unless a Change in Control has occurred prior to that date, in which event it shall continue in effect during the two-year period immediately following such Change in Control.

     For purpose of the Agreement, a Change in Control is determined to have occurred if (a) any organization, group or person (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) is, or becomes, the beneficial owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 35% or more of the combined voting power of the then outstanding securities of the Company; or (b) during any two-year period, a majority of the members of the Board serving at the effective date of the Agreement is replaced by directors who are not nominated and approved by the Board; or (c) a majority of the members of the Board is represented by, appointed by, or affiliated with any person whom the Board has determined is seeking to effect a Change in Control of the Company, or (d) the Company is combined with or acquired by another company and the Board determines, either before such event or thereafter, by resolution, that a Change in Control will or has occurred.

     If a Change in Control occurs, the Executive is entitled to Severance Benefits upon the subsequent involuntary termination, whether actual or constructive, of the employment of the Executive within the two-year period immediately following such Change in Control, for any reason other than termination for cause, disability, death, normal retirement or early retirement. For purposes of the Agreement, "Constructive Involuntary Termination" means voluntary termination of employment by Executive as a result of a significant change in the duties, responsibilities, reporting relationship, job description, compensation, perquisites, office or location of employment of Executive without the written consent of the Executive.

     If, following a Change of Ownership, the Executive's employment by the Company is terminated other than for cause, disability or death, the Executive shall, subject to the provisions of the Agreement be entitled to:

(1) compensation at his or her full annual base salary at the rate in effect immediately prior to the termination of the employment of the Executive, and short-term and long-term bonuses at the target levels pursuant to the Company's annual incentive plan, if any, for the period of two years following actual involuntary termination or Constructive Involuntary Termination (the "Salary Continuance Period");

(2) all medical and dental benefits and all long-term disability benefits in which the Executive was entitled to participate immediately prior to the date of termination, to the same extent as if the Executive had continued to be an employee of the Company during the Salary Continuance Period, provided that such continued participation is feasible under the general terms and provisions of such plans and programs;

(3) an immediate vesting of all outstanding stock options, stock appreciation rights, restricted stock, performance plan awards and performance shares granted by the Company to the Executive;

(4) continued credit for years of service under the benefit plan of the Company from the date of termination through the Salary Continuance Period, and any compensation paid to the Executive above shall be treated as salary compensation for purposes of such plan;

(5) an amount necessary to reimburse the Executive for all legal fees and expenses incurred by the Executive as a result of the Change in Control of the Company and such termination of employment, including fees and expenses incurred in successfully contesting or disputing any such termination or in seeking to obtain or enforce any right or benefit provided by the Agreement.

     If the Severance Benefits provided for under the Agreement, either alone or together with other payments which the Executive would have the right to receive from the Company, would constitute a "parachute payment" as defined in
Section 280G(a) of the Internal Revenue Code in effect at the time of payment, such payment shall, in good faith, be reduced to the largest amount as will result in no portion being subject to the excise tax imposed by Section 4999 of the Code or the disallowance of a deduction by Company pursuant to Section 280G of the Code.

     As of the date hereof, no Severance Agreements have been entered into with any of our executives. A complete copy of the Severance Agreement is attached as Exhibit 10(fff) of our Post Effective Amendment No. 9 filed on Form SB-2 on June 6, 2000, Registration No. 333-47237.

Director Compensation
---------------------

     By appropriate resolution of the Board of Directors, directors may be reimbursed or advanced cash for expenses, relating to attendance at meetings of the Board of Directors and may be paid a fixed sum for attendance at each meeting of the Board, or a stated salary as director. No payment precludes any director from serving the Company in any other capacity and receiving compensation. Members of special or standing committees may be allowed similar reimbursement of expenses and compensation for attending committee meetings. For the year ended June 30, 2000, our independent directors each received $5,000 as compensation for their services. At our Annual Board Meeting held June 27, 2000, the Board voted to set our independent director's annual compensation at $20,000, payable, pro-rated on a quarterly basis.

Stock Option Plan
-----------------

      In June 1995, the Board of Directors adopted our 1995 Stock Option Plan, which was never ratified by the stockholders and formally terminated by the Board of Directors on September 18, 1997. On September 18, 1997, the Board of Directors adopted our 1997 Stock Option and Restricted Stock Plan (the "Plan") subject to the approval of the stockholders of the Company. The stockholders of the Company formally adopted the Plan on February 6, 1998. The Plan provides that we may grant our employees (i) options to purchase shares of our common stock, and (ii) shares of restricted common stock (the "Restricted Stock"). The options and the Restricted Stock are hereinafter sometimes collectively referred to as the "Plan Awards". Options granted under the Plan may include non-statutory options that do not meet the requirements of Sections 421 through 424 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as incentive stock options ("ISO") intended to qualify under
Section 422 of the Code. An aggregate of 10,000,000 shares of common stock may currently be issued pursuant to the provisions of the Plan. The Plan is administered by the Board of Directors or by a committee of the Board composed solely of two or more non-employee directors (the "Administrator"). The Administrator administers the Plan so as to comply at all times with the Exchange Act, including Rule 16b-3 (or any successor rule), and, subject to the Code, has absolute and final authority to interpret the Plan. The Plan continues for a term of 10 years unless sooner terminated pursuant to its provisions.

     As mentioned above, the 1995 Stock Option Plan was to be submitted to our stockholders in order to qualify for statutory treatment under the Code, but such submission never occurred. Any of our employees who were awarded options pursuant, or in reference, to our 1995 Stock Option Plan have ratified their agreements to reflect that the plan was never submitted to our stockholders for approval but that such options incorporate, as contractual terms, the terms and conditions of the 1995 Stock Option Plan.

     Pursuant to the Plan, the term of each option is 10 years from the date of grant or such shorter term as may be determined by the Administrator; provided, in the case of an ISO granted to a 10 percent stockholder, the term is five years from the date of grant or such shorter time as may be determined by the Administrator. Each option granted under the Plan may only be exercised to the extent that the optionee is vested in such option. Except as otherwise provided, all options issued under the Plan vest 20 percent each year over a five-year period. Notwithstanding the foregoing, the Administrator has the discretionary power to establish the vesting periods for any option granted under the Plan, except that in no case may the Administrator permit more than 25 percent of any option to vest before the first anniversary of the earlier of the date of grant or the date on which the optionee began employment with us. The exercise price of options granted pursuant to the Plan is determined by the Administrator in its sole discretion; provided, however, the exercise price cannot be less than 100 percent of the Fair Market Value of the shares of common stock subject to such option on the date of grant (or 110 percent in the case of an option granted to an employee who is a 10 percent stockholder on the date of grant). A 10 percent stockholder means a person that owns more than 10 percent of the total combined voting power of all classes of our outstanding stock, taking into account the attribution rules set forth in Section 424 of the Code. Any shares of common stock issued upon exercise of an option are subject to such rights of repurchase and other transfer restrictions as the Administrator may determine in its sole discretion. To the extent that the aggregate Fair Market Value (determined on the date of grant) of the shares with respect to which ISOs are exercisable for the first time by an individual during any calendar year under the Plan, and under all other plans maintained by the Company, exceeds $100,000, such options are treated as non-statutory options. For this purpose, "Fair Market Value" is defined as the mean between the closing bid and asked prices of the shares of common stock on the date in question (on the principal market in which the shares are traded), or if the shares were not traded on such date, the mean between closing bid and asked prices of the shares on the preceding trading day during which the shares were traded.

     The Administrator has the authority to grant shares of common stock to employees that are subject to certain terms, conditions, and restrictions (the "Restricted Stock"). The Administrator may grant the Restricted Stock either separately or in combination with options. The terms, conditions and restrictions of the Restricted Stock are determined from time to time by the Administrator without limitation, except as otherwise provided in the Plan; provided, however, that each grant of Restricted Stock to an employee requires the employee to remain an employee of the Company for at least six months from the date of grant. The Restricted Stock may be granted to employees for services rendered and at no additional cost to the employee, provided, however, that the value of the services performed must, in the opinion of the Administrator, equal or exceed the par value of the Restricted Stock to be granted to the employee. The Administrator determines the terms, conditions, and restrictions of the Restricted Stock on the date of grant. No certificates will be issued to an employee with respect to the Restricted Stock until the date the Restricted Stock becomes vested in accordance with the Plan. The Restricted Stock may not be sold, assigned, transferred, redeemed, pledged or otherwise encumbered during the period in which the terms, conditions and restrictions apply (the "Restriction Period"). More than one grant of Restricted Stock may be outstanding at any one time, and the Restriction Periods may be of different lengths. Receipt of the Restricted Stock is conditioned upon satisfactory compliance with the terms, conditions and restrictions of the Plan and those imposed by the Administrator. On the date the Restriction Period terminates, the Restricted Stock vest in the employee. If an employee (i) with the consent of the Administrator, ceases to be an employee of, or otherwise ceases to provide services to us, or (ii) dies or suffers from permanent and total disability, the vesting or forfeiture (including without limitation the terms, conditions and restrictions) of any grant under the Plan is determined by the Administrator in its sole discretion, subject to any limitations or terms of the Plan. If the employee ceases to be an employee of, or otherwise ceases to provide services to, us for any other reason, all grants of Restricted Stock under the Plan are forfeited (subject to the terms of the Plan).

     As of June 30, 2000, no shares of Restricted Stock have been granted under the Plan. As of June 30, 2000, the following options were outstanding under the Plan for executive officers and directors.


                        Option Plan Grant Table
--------------------------------------------------------------------------------------------
                                      Number of
                                      Shares     Expiration
Name of Person to Whom Options Were   Under      Date of            Vesting       Exercise
Granted                               Option     Option             Date          Price
------------------------------------  ---------  ----------         --------      -----------
David B. Johnston, Chairman of the    250,000    09/18/02    (1)    09/18/97      $.75/share
Board and Chief Executive Officer     250,000    09/18/02    (1)    09/18/98      $.75/share
                                      250,000    09/18/02    (1)    09/18/99      $.75/share
                                      250,000    09/18/02    (1)    09/18/00  (2) $.75/share

Richard V. Secord, Vice-Chairman      277,500    09/18/02    (1)    09/18/97      $.70/share
of the Board (3)                      312,500    09/18/02    (1)    09/18/98      $.70/share
                                      312,500    09/18/02    (1)    09/18/99      $.70/share
                                      312,500    09/18/02    (1)    09/18/00  (2) $.70/share

David A. Packer, President & Chief
Operating Officer (3)                       0      N/A                N/A

Kevin L. Packard, Chief Financial      10,000    05/26/10    (1)    06/27/00      $5.02/share
Officer, Treasurer & Secretary         30,000    05/26/11    (1)    03/23/01  (2) $5.02/share
                                       30,000    05/26/12    (1)    03/23/02  (2) $5.02/share
                                       30,000    05/26/13    (1)    03/23/03  (2) $5.02/share

---------------------------------------------------------------
(1) The option may terminate prior to this date upon the termination of employee with
    "cause", as defined in the employee's Employment Agreement. In addition, an option will automatically terminate and revert to us if vested as of the date of resignation or termination "without cause", as defined in the employee's Employment Agreement, but not exercised on or before the expiration of 90 days after the termination date of employment.
(2) Conditioned on the employee's continued employment with us.
(3) These employees hold options granted prior to the adoption of our 1997 Stock Option and Restricted Stock Plan. The options were originally granted pursuant to the terms of our 1995 Stock Option Plan that was never ratified by the stockholders and formally terminated by our Board of Directors on September 18, 1997.  Options granted prior to the Plan were: 2,000,000 to General Secord and 500,000 to Mr. Packer.  The terms of the employee stock option agreements were amended to ratify and incorporate the terms of our 1995 Stock Option Plan into the respective stock option agreements as contractual provisions.


     Other than the 100,000 options granted to Messr. Packard on June 27, 2000, there were no options granted in the last fiscal year to any of our
named executive officers or directors.   The following table shows, as to the
named executive officers, information concerning aggregate option exercises and values at June 30, 2000.


         Aggregated Option Exercises and Values at June 30, 2000
-------------------------------------------------------------------------------------------
                                                Number of Securities        Value of the Unexercised
                       Shares                   Underlying Unexercised      In-The-Money Options
                       Acquired      Value      Options                     Exercisable/ Unexercisable
Name of Officer        on Exercise   Realized   Exercisable/ Unexercisable         (1)
---------------------  ------------  --------   --------------------------  -------------------------
David B. Johnston,                0  $      0             750,000/250,000       $4,898,438/$1,632,813
 Chairman & Chief
 Executive Officer (2)

Richard V. Secord,           35,000  $300,000           2,902,500/312,500      $18,002,078/$2,056,641
 Vice Chairman (3)

David A. Packer,                  0  $      0                   500,000/0               $3,155,625/$0
 President & Chief
 Operating Officer (4)

Kevin L. Packard,                 0  $      0               10,000/90,000            $22,613/$203,513
 Chief Financial Officer,
 Treasurer & Secretary




-----------------------------------------------------------------------------------------------------
(1)     The value of the unexercised in-the-money options at June 30, 2000 was determined by calculating the difference between the exercise price per share of common stock, as set forth in the respective stock option agreement, and the closing bid price per share of common stock on June 30, 2000, which was $7.28125. The resulting amount is deemed to be the value of the options/warrants for purposes of this table.
(2)     The options granted to Mr. Johnston for 1,000,000 shares of common stock are exercisable at
        $0.75 per share.
(3)     The options granted to General Secord for 2,000,000 shares of common stock have an exercise price of $1.25 per share; the options granted for 1,250,000 shares of common stock (35,000 of which have been exercised as of the date hereof) have an exercise price of $0.70 per share.
(4)     The options granted to David Packer for 500,000 shares have an exercise price of $0.97 per share.
(5)     The options granted to Kevin Packard for 100,000 shares have an exercise price of $5.02 per share.


The Company has no long-term incentive plans or defined benefit plans.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of all shares of common stock at June 30, 2000 for each of our executive officers and/or directors and for each person known to us who owns beneficially more than 5% of the outstanding shares of our common stock. Except as otherwise indicated, we believe that each of the following persons has sole voting and investment power over the shares beneficially owned by such person.


                                                    Number of Shares
Name and Address of Directors, Officers and More    of Common Stock
5% Beneficial Owners                                Owned                  Percent of Class
--------------------------------------------------  ----------------       ----------------
David B. Johnston, 6105 Macadam, Portland, OR 97201       13,967,761  (1)           17.266%

Thermal Imaging, Inc., 6105 Macadam,
 Portland, OR 97201                                       13,217,761                16.491%

Daron C. Dillia dba Manhattan Financial Group,
 1147 Manhattan Avenue #134, Manhattan Beach,
 CA 90266                                                  5,561,178  (2)            6.712%

Richard V. Secord, 515 Pocahontas Dr., Ft. Walton
 Beach, FL 52347                                           3,053,500  (3)            3.677%

David A. Packer, 476 Heritage Park Blvd, Suite 210,
  Layton, UT 84041                                           693,939  (4)            0.860%

Brent M. Pratley, 1055 North 300 West, Provo,
  UT 84604                                                       750                 0.000%


Milton R. Geilmann, 206 60 SW, Shoshone Drive
  Tualatin, OR 97062                                          15,000                 0.019%

Harry C. Aderholt, 23 Miracle Strip Parkway
  N.E., Ft. Walton Beach, FL 32548                           146,500                 0.183%

Kevin L. Packard, 476 Heritage Park Blvd,
 Suite 210, Layton, UT 84041                                  10,000  (5)            0.012%

                                                    ----------------       ----------------
DIRECTORS, OFFICERS AND GREATER THAN 5% BENEFICIAL
 OWNERS AS A GROUP (EIGHT PERSONS)                        23,448,628                28.729%
                                                    ================       ================


--------------------------------------------------------------------------------------------
(1)     Includes 750,000 shares of common stock underlying options, which are immediately exercisable by Mr. Johnston, and 13,217,761 shares of common stock owned by Thermal
        Imaging, Inc., an affiliate of Mr. Johnston.



(2)     Includes 2,858,140 shares of common stock owned by Manhattan Financial Group and
        2,703,038 warrants and/or options that are immediately exercisable.
(3)     Includes 1,000 shares in the name of Joanne Secord, 150,000 shares in the name of
        General Secord and 2,902,500 shares of common stock underlying options that are immediately exercisable.
(4)     Includes 500,000 shares of common stock underlying options that are immediately exercisable, 93,939 shares in the name of IRA FBO David A. Packer and 100,000 shares in the name of David A. Packer.
(5)     Includes 10,000 shares of common stock underlying options that are immediately exercisable.


     As of the date hereof, we know of no arrangement or understanding that may, at a subsequent date, result in a change of control.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We believe that all prior related-party transactions are on terms no less favorable than what we could have obtained from unaffiliated third parties. Our reasonable belief of fair values is based upon proximate similar transactions with third parties or attempts to obtain the consideration from third parties. All ongoing and future transactions with such persons, including any loans or compensation to such persons, will be approved by a majority of disinterested, independent outside members of the Board of Directors.

     Thermal Imaging, Inc., an Affiliate of David B. Johnston. For the year ended June 30, 2000, we advanced $107,864 to Thermal Imaging, Inc. ("TII"), an affiliate of David B. Johnston, for legal expenses. For the year ended June 30, 1999, we issued 4,514,507 shares of common stock, at a 50 percent discount to market, to TII in satisfaction of advances from TII of $2,273,436.

     Manhattan Financial Group ("MFG"). On April 17, 2000, we granted options to purchase 3,038 shares of our common stock to MFG as compensation for services rendered in connection with our recent private placement of securities. The options granted immediately vest at an exercise price of $1.70 per share and expire on February 28, 2003. We also paid MFG $46,000 in consulting fees for the year ended June 30, 2000. For the year ended June 30, 1999, we issued 2,140,164 shares of common stock to MFG in satisfaction of advances from MFG and interest accrued on notes payable.

ITEM 13:  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

      The following exhibits are filed as part of this Form 10-KSB for our year ended June 30, 2000. Summaries of all exhibits contained in this report are modified in their entirety by reference to such exhibits.

* Incorporated herewith by reference to Registration Statement Form SB-2 filed March 3, 1998, as subsequently amended.
**    Filed herewith.
***   Incorporated by reference as noted.
-----------------------------------------------------------------------
Exhibit No.                          Identification of Exhibit
----------                        -----------------------------------
3(a)*                              Articles of Incorporation filed 6/10/87.

3(b)*                              Amendment to Articles of Incorporation
                                   filed 7/31/87.

3(c)*                              Amendment to Articles of Incorporation
                                   filed 9/12/89.

3(d)*                              Amendment to Articles of Incorporation
                                   filed 11/06/89.

3(e)*                              Amendment to Articles of Incorporation
                                   filed 4/22/92.

3(f)*                              Amendment to Articles of Incorporation
                                   dated 2/17/98.

3(g)**                             Amendment to Articles of Incorporation
                                   filed 7/05/00.

3(h)*                              Bylaws, as Amended 01/15/98.

4(a)*                              Common Stock specimen.

4(b)** Form of Warrant Agreement defining the rights of holders of purchasers of our Warrants in connection with our Private Placement Memorandum dated December 31, 1999.

10(a)* Consulting Agreement dated November 5, 1997 between the Company and Daron Dillia doing business as Manhattan Financial Group.

10(b)* Employment Agreement dated April 30, 1997 between the Company and David A. Packer.

10(c)* Computerized Thermal Imaging, Inc. Employee Stock Option Agreement dated October 29, 1997 between the Company and David B. Johnston.

10(d)* Employment Agreement dated October 29, 1997 between the Company and David B. Johnston.

10(e)* License Agreement dated June 8, 1996 between the Company and Thermal Imaging, Inc.

10(f)* Employment Agreement dated November 13, 1997 between the Company and Richard V. Secord.

10(g)* Computerized Thermal Imaging, Inc. Employee Stock Option Agreement dated January 15, 1998 between the Company and Richard V. Secord.

10(h)* Computerized Thermal Imaging, Inc. Employee Stock Option Agreement dated June 12, 1995 between the Company and Richard V. Secord.

10(i)*                             Computerized Thermal Imaging, Inc.
                                   Employee Stock Option Agreement dated June
                                   12, 1995 between the Company and Richard V.
                                   Secord.

10(j)* Amendment to Employee Stock Option Agreement dated January 26, 1998 between the Company and David Packer.

10(k)* Amendment to Employee Stock Option Agreement dated January 26, 1998 between the Company and Richard V. Secord.

10(l)*                             Computerized Thermal Imaging, Inc.
                                   Consultant Stock Option Agreement dated
                                   November 18, 1997 between the Company and
                                   Daron Dillia d/b/a Manhattan Financial
                                   Group.

10(m)*                             Computerized Thermal Imaging, Inc. 1995
                                   Stock Option Plan.

10(n)* Computerized Thermal Imaging, Inc. 1997 Stock Option and Restricted Stock Plan.

10(o)*** Computerized Thermal Imaging, Inc. 1997 Stock Option and Restricted Stock Plan, as amended on June 27, 2000, filed as Attachment B to Schedule 14A Definitive Proxy Statement dated and filed May 22, 2000.

10(p)* Contract between TRW Systems Integration Group and Computerized Thermal Imaging, Inc. dated October 29, 1996. [Articles VI, XXIV, XXXII, and Appendix A have been omitted pursuant to a Request for Confidential Treatment. Accordingly, the material has been filed separately with the SEC.]

10(q)* Clinical Trial Agreement dated September 16, 1997 between Thermal Medical Imaging, Inc. and Health Research Association.

10(r)* Contract between TRW Systems Integration Group and Thermal Medical Imaging, Inc. dated June 19, 1997. [Articles VI, XXIV, XXXII, and Appendix A have been omitted pursuant to a Request for Confidential Treatment. Accordingly, the material has been filed separately with the SEC.]

10(s)* Clinical Trial Agreement dated November 7, 1997 between Thermal Medical Imaging, Inc. and the University of Southern California.

10(t)* Clinical Trial Agreement dated June 4, 1998 between Thermal Medical Imaging, Inc. and Mt. Sinai Hospital.

10(u)* Clinical Trial Agreement dated February 14, 1998 between Thermal Medical Imaging, Inc. and Providence Hospital.

10(v)* Clinical Study of Examination of Breast for Identification of Suspicious Tissue Using Clinical Examination and Mammography With and Without the TMI Thermal Imaging System (Protocol for all clinical trial agreements).

10(w)*                             Beach Boulevard L.L.C. Securities Purchase
                                   Agreement.

10(x)***                           Executive Severance Agreement attached as
                                   Exhibit 10(fff) to Form SB-2, Amendment #9, filed June 6, 2000.

10(y)*** Bales Scientific, Inc Acquisition documents incorporated by reference to Form 8-K dated April 18, 2000 and filed April 27, 2000 and Form 8-K/A dated April 18, 2000 and filed June 16, 2000.

10(z)*** Letter Agreements dated October 28, 1999 with Computerized Thermal Imaging International incorporated by reference to Form 10-QSB dated December 31, 1999 and filed February 18, 2000.

10(aa)** Lease Agreement dated May 31, 2000 between Computerized Thermal Imaging, Inc. and St. Paul Properties, Inc.

11*                                Statement regarding computation of per
                                   share earnings.

16*** Letter from Ham, Langston & Brezina dated August 23, 1999 and included in Form 8-K/A dated August 17, 1999 and filed August 25, 1999 consenting to the statements contained herein.

21**                               Subsidiaries of the Registrant.

24*                                Powers of Attorney.

27**                               Financial Data Schedules.

99*** Audit Committee Charter attached as Exhibit 99 to Form SB-2, Amendment #9, filed June 6, 2000.
-----------------------------------------------------------------------
     (b) Reports on Form 8K filed during the last quarter.

     Form 8-K dated March 31, 2000 and filed April 6, 2000 reporting the close and acceptance of our private placement dated December 31, 2000.

     Form 8-K dated April 18, 2000 and filed April 27, 2000 reporting our acquisition of Bales Scientific, Inc.

     Form 8-K/A dated April 18, 2000 and filed June 19, 2000 reporting the required audited financial statements of Bales Scientific, Inc.

SIGNATURES

     In accordance with Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                COMPUTERIZED THERMAL IMAGING, INC.

Date: September 15, 2000        /s/ David A. Packer
                                --------------------------------------

                                David A. Packer
                                Director, President & Chief Operating Officer



     In accordance with The Exchange Act, this report has been signed by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

/s/David B. Johnston                                   September 15, 2000
-------------------------------
DAVID B. JOHNSTON
Director, Chairman of the Board and Chief Executive
Officer


/s/Richard V. Secord                                   September 15, 2000
-------------------------------
RICHARD V. SECORD
Director, Vice Chairman of the Board


/s/David A. Packer                                     September 15, 2000
-------------------------------
DAVID A. PACKER
Director, President & Chief Operating Officer


/s/Brent M. Pratley, M.D.                              September 15, 2000
-------------------------------
BRENT M. PRATLEY, M.D.
Director


/s/Milton R. Geilmann                                  September 15, 2000
-------------------------------
MILTON R. GEILMANN
Director


/s/Harry C. Aderholt                                   September 15, 2000
-------------------------------
HARRY C. ADERHOLT
Director

/s/Kevin L. Packard                                    September 15, 2000
-------------------------------
KEVIN L. PACKARD
Chief Financial Officer, Treasurer & Secretary