Form 10-Q
period 2000-09-30
COMPUTERIZED THERMAL IMAGING INC
filed 2000-11-02
CIK 1021853

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                  FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2000


[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________


Commission file number: 000-23955


                      COMPUTERIZED THERMAL IMAGING, INC.
            -----------------------------------------------------
            (Exact name of Registrant as specified in its charter)

             NEVADA                               87-0458721
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)                  Identification No.)

                476 Heritage Park Blvd., Layton, UT      84041
               --------------------------------------   -------
              (Address of principal executive offices)(Zip Code)

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

     APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, par value $0.001, of which 80,471,834 shares were issued and outstanding as of September 30, 2000.

                      COMPUTERIZED THERMAL IMAGING, INC.

                                  FORM 10-Q

                               QUARTERLY REPORT

                              TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements...............................................3

        Independent Accountant's Review Report.............................3

        Consolidated Balance Sheets as of September 30,
        2000 and 1999......................................................4

        Consolidated Statements of Operations for the three
        months ended September 30, 2000 and 1999 and for
        the period from inception on June 10, 1987 to
        September 30, 2000.................................................5

        Consolidated Statements of Stockholders' Equity
        (Deficit) for the three months ended September 30,
        2000 and 1999 and for the period from inception on
        June 10, 1987 to September 30, 2000................................6

        Consolidated Statements of Cash Flows for the three
        months ended September 30, 2000 and 1999 and for
        the period from inception on June 10, 1987
        to September 30, 2000..............................................7

        Notes to Consolidated Financial Statements.........................9

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations......................10

ITEM 3. Quantitative and Qualitative Disclosure of Market Risk.............18

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings..................................................18

ITEM 2. Changes in Securities..............................................19

ITEM 3. Defaults upon Senior Securities....................................20

ITEM 4. Submission of Matters to a Vote of Security Holders................20

ITEM 5. Other Information..................................................20

ITEM 6. Exhibits and Reports on Form 8-K...................................22

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.

     The following comprise our condensed (unaudited) consolidated financial statements for the three months ended September 30, 2000 and 1999.


                           HJ & Associates, L.L.C.
                           -----------------------
                 Certified Public Accountants and Consultants

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors
Computerized Thermal Imaging, Inc.
(A Development Stage Company)
Layton, Utah

We have reviewed the accompanying condensed consolidated balance sheet of Computerized Thermal Imaging, Inc. as of September 30, 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the three months ended September 30, 2000 and 1999 and for the period from inception on June 10, 1985 through September 30, 2000. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim consolidated financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

/s/HJ & Associates, LLC
---------------------------
HJ & Associates, LLC
Salt Lake City, Utah
October 16, 2000

                      COMPUTERIZED THERMAL IMAGING, INC.
                        (A Development Stage Company)
                         Consolidated Balance Sheets
                                 (UNAUDITED)


                                    ASSETS


                                                 September 30,     June 30,
                                                    2000            2000
                                               --------------- ---------------
CURRENT ASSETS
   Cash and cash equivalents                   $    4,677,144  $    8,997,767
   Marketable securities                           27,119,827      26,034,399
   Accounts receivable, trade
    (net of $4,600 allowance)                          54,621         177,254
   Inventory                                          360,307         110,206
   Interest receivable                                438,643         439,273
   Prepaid expenses                                   211,889         204,541
   Software maintenance contract                      146,027         309,863
                                               --------------- ---------------
      Total Current Assets                         33,008,458      36,273,303
                                               --------------- ---------------

PROPERTY AND EQUIPMENT, NET                           953,721         567,936
SOFTWARE LICENSES, NET                              3,254,895       3,447,289
GOODWILL, NET                                      10,836,350      10,993,895
INTELLECTUAL PROPERTY RIGHTS                           50,000          50,000
ADVANCES TO AFFILIATES                                 22,383         130,247
                                               --------------- ---------------
        TOTAL ASSETS                           $   48,125,807  $   51,462,670
                                               =============== ===============


                 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable - trade                    $      311,629  $      688,064
   Accrued employee costs                             241,191         375,920
   Sales taxes payable                                 12,887          14,809
   Deferred revenues                                        -       1,750,000
   Payable to CTII                                  1,750,000               -
   Accrued liabilities                                514,480         349,032
                                               --------------- ---------------
      Total Current Liabilities                     2,830,187       3,177,825
                                               --------------- ---------------
DEFERRED INCOME TAXES                                       -               -

COMMITMENTS AND CONTINGENCIES                               -               -

STOCKHOLDERS' EQUITY (DEFICIT)
   Convertible preferred stock, $5.00 par value,
      3,000,000 shares authorized                           -               -
   Common stock, $.001 par value, 200,000,000
      shares authorized, 80,471,834 and
      80,149,516 issued and outstanding on
      September 30, 2000 and June 30, 2000             80,472          80,150
   Additional paid in capital                      83,084,697      82,774,168
   Other comprehensive income                          92,493          32,492
   Losses accumulated during the development
      stage                                       (37,962,042)    (34,601,965)
                                               --------------- ---------------
      Total Stockholders' Equity (Deficit)         45,295,620      48,284,845
                                               --------------- ---------------
        TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY (DEFICIT)                       $   48,125,807  $   51,462,670
                                               =============== ===============

                See notes to consolidated financial statements

                      COMPUTERIZED THERMAL IMAGING, INC.
                        (A Development Stage Company)
                    Consolidated Statements of Operations
                                 (UNAUDITED)
                                                                    From
                                                                 Inception
                                      Three month periods ended    through
                                         September 30,           September 30,
                                      -------------------------- -------------
                                           2000          1999         2000
                                      ------------- ------------ -------------
INCOME

Sales revenues                        $     79,665  $         -  $    408,948
Cost of goods sold                         (43,019)           -      (219,995)
                                      ------------- ------------ -------------
   Gross Margin                             36,646            -       188,993

Interest income                            616,842        1,493     1,480,531
Income from sale of prototypes                   -            -       180,815
Miscellaneous Income                         2,552            -         2,552
                                      ------------- ------------ -------------
   Total Income                            619,394        1,493     1,663,898
                                      ------------- ------------ -------------
COSTS AND EXPENSES

Operating, general and administrative
   expenses                              1,954,537      410,579    21,643,805
Research and development costs           1,623,793      679,372    13,770,557
Interest expense                                 -            -     2,173,812
Depreciation and amortization expense      437,787       16,305     1,194,962
Litigation settlement                            -            -     1,097,434
                                      ------------- ------------ -------------
   Total Costs and Expenses              4,016,117    1,106,256    39,880,570
                                      ------------- ------------ -------------
LOSS BEFORE  EXTRAORDINARY ITEM         (3,360,077)  (1,104,763)  (38,027,679)

EXTRAORDINARY GAIN ON EXTINGUISHMENT
 OF DEBT                                         -            -        65,637
                                      ------------- ------------ -------------
   NET LOSS                           $ (3,360,077) $(1,104,763) $(37,962,042)
                                      ============= ============ =============

OTHER COMPREHENSIVE INCOME

  Unrealized gain on available-for-sale
   securities                               60,001            -        92,493
                                      ------------- ------------ -------------
   Total Other Comprehensive Income         60,001            -        92,493
                                      ------------- ------------ -------------

NET COMPREHENSIVE LOSS                $ (3,300,076) $(1,104,763) $(37,869,549)
                                      ============= ============ =============

WEIGHTED AVERAGE SHARES OUTSTANDING     80,405,262   64,473,681
                                      ============= ============

BASIC LOSS PER COMMON SHARE           $      (0.04) $     (0.02)
                                      ============= ============

                See notes to consolidated financial statements

                      COMPUTERIZED THERMAL IMAGING, INC.
                        (A Development Stage Company)
          Consolidated Statement of Stockholders' Equity (Deficit)
                                 (UNAUDITED)


                                                                     Losses
                                                                   Accumulated
                                 Common Stock          Additional   During the
                           --------------------------   Paid-in    Development
                             Shares       Amount        Capital       Stage      Total
                           ------------ ------------- ------------ ------------- -------------
Balance at June 30, 2000     80,149,516 $     80,150  $82,774,168  $(34,601,965) $ 48,284,845

Warrants exercised at
  $1.70  per share on
  cashless basis                162,430          162         (162)            -             -

Warrants exercised at
  $5.00 per share for cash       26,246           26      131,204             -       131,230

Options exercised at $1.70
  per share for cash             93,559           94      158,957             -       159,051

Warrants exercised at
  $.9375 per share on
  cashless basis                 27,983           28          (28)            -             -

Options exercised at
  $1.70 per share for cash       12,100           12       20,558             -        20,570

Other Comprehensive Income            -            -            -             -        60,001

Net loss for three months
  ended September 30, 2000            -            -            -    (3,360,077)   (3,360,077)
                           ------------ ------------- ------------ ------------- -------------
Balance at September 30,
  2000                       80,471,834 $     80,472  $83,084,697  $(37,962,042) $ 45,295,620
                           ============ ============= ============ ============= =============





               See notes to consolidated financial statements.

                                      6

                      COMPUTERIZED THERMAL IMAGING, INC.
                        (A Development Stage Company)
                    Consolidated Statements of Cash Flows
                                 (UNAUDITED)


                                                                                       From
                                                                                    Inception
                                                           Three Months Ended        through
                                                            September 30,          September 30,
                                                       --------------------------- -------------
                                                            2000          1999         2000
                                                       ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                               $ (3,360,077) $ (1,104,763) $(37,962,042)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                             437,787        16,305     1,194,962
  Loss (gain) on disposition of assets                       36,357             -       965,670
  Amortization of bond (premium) discount, net              (23,336)            -       (23,336)
  Common stock, warrants, and options
    issued as compensation for services                           -        31,873     9,343,801
  Common stock issued for interest expense                        -             -       423,596
  Common stock issued to settle litigation                        -             -       514,380
  Options issued at discount to market to
    settle litigation                                             -             -       475,000
  Options issued at discount to market as
    compensation expense                                          -             -        91,750
  Common stock issued for failure to complete
    timely registration                                           -             -        82,216
  Common stock issued to 401(k) plan                              -             -        43,236
  Extraordinary gain on extinguishment of debt                    -             -       (65,637)
  Write off of advances to affiliate                        130,537             -       130,537
  Changes in operating assets and liabilities:
     Increase in inventory                                 (250,101)            -      (183,549)
     Increase in accounts receivable - trade                122,633             -        62,634
     Decrease in maintenance contract                       163,836             -      (146,027)
     Increase (decrease) in deposits, receivables
         and prepaids                                        (4,959)            -      (340,447)
     Increase (decrease) in accounts payable
         and accrued liabilities                           (347,637)     (242,237)    1,012,509
     Increase in deferred revenues                                -             -     1,750,000
                                                       ------------- ------------- -------------
Net Cash Used in Operating Activities                    (3,094,960)   (1,298,822)  (22,630,747)
                                                       ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                    -             -         4,790
  Purchase of property and equipment                       (469,987)      (71,501)   (1,329,193)
  Purchase of software license                                    -             -    (3,850,000)
  Purchase of marketable securities                      (1,003,852)            -   (27,336,467)
  Legal fees capitalized in connection with
     acquisition of Bales Scientific                              -             -       (41,970)
  Acquisition of Bales Scientific Common Stock                    -             -    (5,600,910)
  Acquisition of minority interest of subsidiary            (40,000)            -      (100,000)
                                                       ------------- ------------- -------------
Net Cash Used in Investing Activities                  $ (1,513,839) $    (71,501) $(38,253,750)
                                                       ------------- ------------- -------------



                 See notes to consolidated financial statements.

                                      7



                      COMPUTERIZED THERMAL IMAGING, INC.
                        (A Development Stage Company)
              Consolidated Statements of Cash Flows (Continued)
                                 (UNAUDITED)

                                                                                       From
                                                                                    Inception
                                                           Three Months Ended        through
                                                            September 30,          September 30,
                                                       --------------------------- -------------
                                                            2000          1999         2000
                                                       ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Common stock and warrants issued for cash           $    310,850  $  1,478,458  $ 63,941,002
   Stock offering costs                                           -             -    (3,007,324)
   Cash purchased in Bales acquisition                            -             -        38,822
   Advances to affiliate                                    (22,674)            -      (130,538)
   Advances from stockholders                                     -        25,641     2,320,738
   Proceeds from borrowings and accrued interest                  -             -     3,213,132
   Legal fees and interest added to note                          -             -       496,599
   Payment of debt issuance costs                                 -             -      (133,600)
   Retirement of notes and debentures                             -             -    (1,177,190)
                                                       ------------- ------------- -------------
Net Cash Provided by Financing Activities                   288,176     1,504,099    65,561,641
                                                       ------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (4,320,623)      133,776     4,677,144

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          8,997,767       137,162             -
                                                       ------------- ------------- -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  4,677,144  $    270,938  $  4,677,144
                                                       ============= ============= =============
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:
   Interest expense                                    $          -  $          -  $          -
   Income taxes                                                   -             -             -

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

  Common stock issued to individuals to
    acquire minority interest of subsidiary            $          -  $          -  $    165,500
  Common stock issued in consideration of
    Bales Scientific                                              -             -     5,500,000
  Options issued at discount to market in
    connection with offering                                      -             -       744,282
  Options issued at discount to market in connection
    with litigation settlement                                    -             -       475,000
  Options issued at discount to market to officer
    as compensation                                               -             -        91,750
  Stock offering costs capitalized                                -             -      (744,282)
  Common stock issued for advances from shareholders              -             -     2,320,738
  Common stock issued for notes payable, accrued
    discount & interest                                           -             -     2,224,953
  Common stock issued for convertible subordinated
    debentures                                                    -             -       640,660
  Common stock returned to equity, rescission
    offer declined                                                -             -             -
  Common stock issued for liabilities                             -             -        50,000


               See notes to consolidated financial statements.

                                      8

                  COMPUTERIZED THERMAL IMAGING, INC.
                    (A Development Stage Company)
              Notes to Consolidated Financial Statements


NOTE A.  UNAUDITED FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of operations have been included in the financial statements. Results of operations for the three-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2001.

     The balance sheet at June 30, 2000 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. A summary of the Company's significant accounting policies and other information necessary to understand the consolidated financial statements is included in the Company's audited financial statements for the years ended June 30, 2000 and 1999 as contained in the Company's Form 10-KSB for its year ended June 30, 2000. Such financial statements should be read in connection with these financial statements.

NOTE B. NEW ACCOUNTING STANDARD AND GUIDANCE

     In June 1998, the Financial Standards Board issued Statement of
Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), subsequently amended by FAS 138 "Accounting for Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. Effective for all fiscal quarters beginning after June 15, 2000, SFAS 133 requires the Company to recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at their fair value on an on-going basis. The Company adopted the statement on July 1, 2000 and has determined that the adoption of SFAS 133 has no material effect on the financial condition of the Company.

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB No. 101") to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. However, SAB No. 101 does not change existing literature on revenue recognition. SAB No. 101 explains the staff's general framework for revenue recognition, stating that four criteria need to be satisfied in order to recognize revenue. The four criteria, all of which must be met, include:

    a)   There must be persuasive evidence of an arrangement;
    b)   Delivery must have occurred or services must have been rendered;
    c)   The selling price must be fixed or determinable; and
    d)   Collectibility must be reasonably assured.

     Since releasing SAB No. 101, numerous implementation questions and concerns have arisen in the financial reporting community. On June 26, 2000, the SEC staff announced that they are delaying the required implementation date for SAB No. 101. The Company is now required to adopt SAB No. 101 no later than the fourth quarter of its fiscal year ended June 30, 2001. The Company does not believe that the adoption of SAB No. 101 will have a material effect on the financial condition of the Company. Until adoption, the Company will continue to evaluate the impact, if any, of SAB No. 101 and any possible, subsequent interpretations of SAB No. 101 on the Company's policies, procedures and financial condition.

NOTE C. INVENTORIES

     Inventories are valued at their lower of cost or market. The FIFO (first-in, first out) method is used to determine the cost of inventories. Inventories at September 30, by major classification, are comprised of the following:


                                               2000          1999
                                            ----------    ----------
  Raw materials and work-in-process         $  360,307    $        -
  Finished goods                                                   -
  Supplies                                           -             -
                                            ----------    ----------
                                            $  360,307    $        -
                                            ==========    ==========

NOTE D. INCOME TAXES

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

NOTE E. RECLASSIFICATIONS

     Certain amounts for the three months ended September 30, 1999 have been reclassified to conform to the presentation used at September 30, 2000. The reclassifications have no effect on net income for either of the years presented.


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

     The following discussion and analysis of our combined financial condition and results of operations should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto contained in our Form 10-KSB for the fiscal year ended June 30, 2000.

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

General
-------

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

RESULTS OF OPERATIONS
---------------------

     The following discussion provides a narrative comparison of our financial position for the three months ended September 30, 2000 and 1999.

      We incurred a loss of $3,360,077 for the quarter ended September 30 2000 compared to a loss of $1,104,762 for the quarter ended September 30, 1999.
The principal reason for the increased loss is due to a $1,702,114 increase in general and administrative expenses (from $252,423 during the quarter ended September 30, 1999 to $1,954,537 during the quarter ended September 30, 2000) and a $786,266 increase in research and development costs (from $837,527 during the quarter ended September 30, 1999 to $1,623,793 during the quarter ended September 30, 2000). We also experienced increases in depreciation and amortization expense of $421,482 for the quarter ended September 30, 2000.
The foregoing increases in expenses were partially offset by a $615,349 increase in interest income.

       The $1,702,114 increase in general and administrative expenses for the quarter ended September 30, 2000 primarily resulted from a $432,774 increase in legal expenses incurred in connection with our Nasdaq listing application, regulatory filings, and various litigation; a $231,300 increase in salaries as a result of a material increase in the number of employees; a $225,085 increase in professional services; a $334,280 increase in stockholder service/public relations costs as a result of our involvement with the Olympics in Sydney and the Olympic trials in Sacramento; and a $114,255 increase in travel costs during 2000. The overall increase in general and administrative costs in the quarter ended September 30, 2000 resulted from additional hiring of administrative and professional staff to support regulatory reporting requirements, marketing efforts, and advancement of our FDA Pre-Market Approval application.

     The $786,266 increase in research and development expenses for the quarter ended September 30, 2000 primarily resulted from a $101,150 increase in clinic trial expenses; a $264,850 increase in salaries as a result of a material increase in the number of employees; a $229,406 increase in payments to Battelle and Therma Corp in connection with our clinical trials and FDA Pre-Market Approval application; a $163,836 increase in software license fees and an $87,960 increase in equipment supplies. The overall increase in research and development costs in quarter ended September 30, 2000 resulted from additional hiring of technical personnel and outside consultants to further our clinical trials and advance submission of our modules towards final FDA approval.

     The increase in depreciation and amortization expense primarily resulted from amortization of goodwill associated with our acquisition of Bales Scientific and amortization of our software licenses. The increase in interest income primarily resulted from the investment of cash raised from the placement of our equity securities.

     During the quarter ended September 30, 2000 and all prior quarters, we expensed all costs associated with processes and systems development, including software code writings, computer systems hardware and software purchases, material expenses in the development of our examination table and all payroll expenses throughout the periods presented.

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

     Agreement with Beach Boulevard, LLC. On March 4, 1999, we entered into a Securities Purchase Agreement (as amended in May 1999, the "Investment Agreement") with Beach Boulevard L.L.C. ("Beach"). Subject to certain conditions provided in the Investment Agreement, we could require Beach to purchase up to $7 million of our common stock in a series of $500,000 tranches. As of the date hereof, we have required Beach to purchase approximately $3 million of our common stock in a series of six tranches during our fiscal years ended June 30, 2000 and 1999. Since Beach's participation in the sixth tranche, we have made no requirements of funding by Beach, although Beach's obligation to provide funding, should we elect to require participation, continues in effect and is conditioned on various factors specified in the Investment Agreement.

     Because Beach is not required to purchase additional shares unless certain provisions are met as set forth in the Investment Agreement, there is no assurance that Beach will ultimately provide us with the remaining $4 million commitment.

     Agreement with Manhattan Financial Group. During January 1, 1997 through September 21, 2000, we were a party to a Consulting Agreement with Manhattan Financial Group, a provider of financial advisory services. The initial term of the Consulting Agreement was for one year and automatically renewed for annual periods thereafter unless terminated upon proper notification. Consideration paid in connection with the Consulting Agreement was 100,000 shares of our common stock and a five-year option to purchase an additional 2 million shares at $.60 per share. The options, if not exercised previously, automatically terminate on November 18, 2002. On September 21, 2000, we terminated the Consulting Agreement with Manhattan Financial Group.

     In connection with the termination of the Consulting Agreement, Daron Dillia (d/b/a Manhattan Financial Group), who holds approximately 6.7 percent of the beneficial ownership of the Company's outstanding common stock, has entered into a voting agreement with respect to her shares of common stock of the Company. The term of the agreement is three years beginning October 19, 2000. The voting agreement provides that, during the term of the agreement, common shares owned by Daron Dillia (and any affiliated transferees) and David Johnston shall be voted proportionate to the votes of common stock held by all other shareholders. The voting restrictions end if the shares are transferred to persons who are not affiliates of Daron Dillia. A copy of the voting agreement is attached hereto as Exhibit 9.2.

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

     Our capital requirements may vary from our estimates and depend on numerous factors including, but not limited to: 1) progress in our research and development programs; 2) results of pre-clinical and clinical testing; 3) costs of technology; 4) time and costs involved in obtaining regulatory approvals; 5) costs of filing, defending and enforcing any patent claims and other intellectual property rights; 6) economic impact of competing technological and market developments; and 7) the terms of any new collaborative, licensing and other arrangements that we may establish.

     We estimate that we will require approximately $12.5 million in cash to meet our business plan and obligations for the 12-month period ending June 30, 2001 including approximately $5.0 million in research and development to complete our clinical trials, test our systems in connection with other applications and complete our FDA PMA, $3.5 million for day-to-day operating expenses including lease payments on our facilities, $2.5 million to cover salaries, and $1.5 million for legal and accounting for SEC compliance with reporting obligations and general legal representation. We currently have 38 employees and plan to hire additional employees as we move towards completion of the FDA approval process and develop our marketing and distribution plan.

     Certain aspects, listed in order of priority, of our Plan of Operation for the next twelve months include: 1) completion of Pre-Market Application on our Breast Imaging System through clinical trials as well as associated system integration and algorithm development; 2) additional development of our General Use System applications including imaging of lower-back and reflex-sympathetic dystrophy-related diseases; 3) integration of new technologies into the development of our Breast Imaging System; 4) development of relationships with potential marketing and/or support entities; and 5) listing our shares on the Nasdaq Stock Market and maintaining registration of our shares.

       There currently exists approximately 15.8 million shares underlying options and warrants that can be purchased immediately upon conversion at exercise prices ranging from $.60 to $9.0625 and representing gross proceeds to us, upon conversion, of approximately $44.9 million. Additional proceeds of approximately $11.1 million may be available to us at a future date upon the vesting and exercise of yet unvested options. More specifically, as of September 30, 2000, we had outstanding a total of 7,460,550 immediately exercisable options to purchase our common stock at exercise prices ranging from $.60 to $9.0625 per share. As of September 30, 2000, we also had 1,890,417 options to purchase our common stock at exercise prices ranging from $.76 to $9.0625 that vest or may be granted at future dates pursuant to various agreements. As of September 30, 2000, we had outstanding immediately exercisable warrants to purchase 8,334,468 shares of our common stock at prices ranging from $.72 to $7.25 per share. Of the immediately exercisable options and warrants noted above, 2,211,083 expire at various times through the year 2000, 3,115,000 expire at various times through the year 2002, 10,134,352 expire at various times through the year 2005 and 334,583 expire after 2005.

     The likelihood of warrants and options being exercised will be high as long our common stock trades at a price above the respective strike prices of these securities. However, we can provide no assurances that our outstanding options and warrants will be exercised even if the price of our common stock remains above the respective strike prices of these securities. Furthermore, if the exercises of any of these warrants or options occur at below market prices, you will be subject to an immediate dilution in your per-share net tangible book value.

     We also have a financing arrangement whereby Beach is currently required to provide us with up to $4,000,000 in financing from time to time under certain conditions and then only if we desire to obtain financing from Beach from time to time. This financing arrangement is in the form of a Securities Purchase Agreement whereby Beach purchases shares of our common stock at a 15% discount to the market price of our common stock at the time of the funding. We can provide no assurances that we will require additional funding under the Securities Purchase Agreement or, if we desire additional funding, we will meet the terms of the Securities Purchase Agreement necessary to require additional funding. Furthermore, any issuance of shares to Beach could have a severe dilutive effect on the existing holders of our common stock.

     Based on the foregoing, we believe we will have sufficient capital to fund our business plan over the next year from our existing cash and cash equivalents and from the proceeds on the redemption of our marketable securities. If, due to unforeseen events, funding falls short and we need to obtain additional funds, we would seek them from private investors through loans or on the sale of our restricted common stock. However, we can provide no assurances that either of these avenues of financial support would be available to us or, if available, on terms acceptable to us.

Completion of PMA/FDA Approval/Clinical Trials
----------------------------------------------

     Our Breast Imaging and General Use Systems qualify as medical devices under 21 U.S.C. 321(h) because they are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease and do not interact chemically with the body. Typically, low risk, Class I or Class II devices that are substantially similar to approved products already on the market can obtain FDA clearance by the agency's pre-market notification known as a 510(k) filing. Sophisticated instruments that entail significant risk are generally classified as Class III devices and require manufacturers to submit a Pre-Market Approval ("PMA") application to the FDA. A PMA is much more complex and time-consuming to prepare than a 510(k) filing. A PMA typically contains a significant quantity of clinical testing, manufacturing and other data, all of which are carefully scrutinized by the FDA to demonstrate the product's safety, reliability and effectiveness.

     We are currently seeking FDA approval of our Breast Imaging System via the PMA process. The FDA is permitting us to submit our PMA in five modules, thereby, accelerating the data submittal process. The FDA clinical trials requirement in connection with our PMA requires medical facilities to conduct examinations and conduct and produce clinical statistical data from use of our Breast Imaging System. The rate of conducting examinations determines, in large respect, our monthly cash flow requirements and the time for qualifying for PMA. We also incur costs for FDA legal counsel and for consulting services from a firm recognized by the FDA for overseeing clinical trial data collection and adherence to FDA requirements. The current estimated requirements to fund our research and clinical testing are approximately $1.0 million per quarter. Research and clinical testing expenditures will continue to grow and accelerate as we approach FDA approval of our Breast Imaging Systems.

    To date, we have submitted Modules 1 through 4 and anticipate submitting our final module (Module 5) prior to December 31, 2000. We anticipate related costs of approximately $2 million to complete the clinical trials. Recruiting patients as part of our clinical trials and obtaining reliable data there from are important elements to our submission of Module 5 to the FDA for review in accordance with our plan. Although we anticipate that we will be able to obtain and assemble the data necessary to timely submit Module 5, any delay or difficulties experienced in the recruitment of patients or the assembly and verification of patient data could delay our submission of Module 5 beyond December 31, 2000. On September 15, 1999, we submitted Module 1 and received FDA acceptance thereon on December 17, 1999. On February 9, 2000, we submitted Module 2 and received FDA acceptance thereon on June 27, 2000. On May 2, 2000, we submitted Module 3 and received FDA acceptance thereon on September 21, 2000. On September 5, 2000, we submitted Module 4 which is currently undergoing FDA review. On October 23, 2000, we announced completion of the patient data collection segment of our clinical trial as required by Module 5. We cannot determine if, or when, we will ultimately obtain FDA approval of our Pre-Market Approval application.

Cancellation of Agreements with CTII.
-------------------------------------

     In connection with Latin America markets, in September 1999, we engaged William L. Mazilly and Amirali A. Rajwany, independent consultants, to establish a consortium in Latin America to market and deploy our Breast Imaging System throughout Central and South America. For services rendered in connection therewith, each was paid 100,000 shares of our common stock valued at $1.20 per share. As a result of their efforts, we entered into two

Letter Agreements (collectively, the "Agreements") on October 28, 1999 with Computerized Thermal Imaging International, Inc. ("CTII"), an entity in which we received a 15 percent interest, whereby CTII received, among other things,
1) the exclusive right to represent the expansion of our business into Central and South America, 2) the obligation to prepare and implement a marketing strategy for deployment of our Breast Imaging System in those areas of the world, 3) the right of first refusal on our Health Card manufacturing worldwide, and 4) the obligation to sell a minimum of 100 of our Breast Imaging Systems over a two-year period in the target territories. The Agreements further provided that we would grant to CTII, as compensation, options to purchase up to 5 million shares of our common stock in 50,000 share increments contingent on their placement of each Breast Imaging System into commercial use in the specified territories. Each 50,000 block of options granted the holder thereof the right to purchase, for a period of two years, 50,000 shares of our common stock at a strike price equal to $1.6745, a 15 percent discount to the bid price of our common stock on October 28,1999.

     Pursuant to the Agreements, on June 6, 2000, we accepted a purchase order for the sale of 10 Breast Imaging Systems to CTII for $5 million. In connection therewith, we received a down payment of $1.75 million with the remaining $3.25 million to be received upon delivery of the systems. The invoice obligated us to deliver the 10 systems to CTII on, or about, mid-October, 2000. In connection therewith, we expected to issue 500,000 options upon the delivery and placement of such systems into commercial use. As of the date hereof, we have not issued any options to CTII.

     In late September 2000, we advised CTII of our desire to renegotiate the foregoing Agreements given the substantial change in market conditions, the increased value of our common stock and unresolved issues concerning their deployment of our systems in Mexico. On October 11, 2000, following attempts to reach more favorable terms, we decided it was in the best interests of the Company and our shareholders to mutually terminate the Agreements and the purchase order for the 10 units. We accordingly did so and have refunded via wire transfer the down payment received from CTII on the initial order of the 10 units. In connection with the termination of the Agreements, our 15% ownership in CTII reverts back to the remaining principals of CTII and each party to the Agreements will bear the respective costs of any performance under the Agreements. In consideration of their efforts to expand our business into Latin America, Mr. Mazilly and Mr. Rajwany will retain the common stock previously granted to them. A copy of the Letter of Agreement terminating the Agreements is attached hereto as Exhibit 10.1.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are a development stage enterprise. We do not believe that we are currently subject to market risks beyond the ordinary economic risks, such as interest rate fluctuation and inflation, to which most enterprises are subject.

     At September 30, 2000, we had invested approximately $27.1 million in marketable securities including investments in United States government securities and corporate bonds. Although we believe the issuers of the securities in which we have invested are solvent and are favorably rated by recognized rating agencies, there is the risk that such issuers may not have sufficient liquid assets to satisfy their obligations at the time such obligations become due. If such were to occur, we may not be able to recover the full amount of our investment.

     Each of our marketable securities have a fixed rate of interest. Accordingly, a change in market interest rates may result in an increase or decrease in the market value of our marketable securities. If we liquidate any of our marketable securities prior to the time of their maturity, we could receive less than the face value of the security.

     At a future date, when, and if, we become an operating company with material revenues and operating costs, we may enter into derivative financial instruments, such as interest rate swaps, foreign currency forward exchange contracts or hedging contracts, to help mitigate market risks.

                     PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

Bloomberg/Evans Defamation Action
---------------------------------

     On August 28, 2000, we filed a complaint for libel in the United States District Court for the District of Utah, Northern Division, Case No. 1:00CV00098K against Bloomberg, L.P. (the "Defendant"). The complaint and summons were also serviced on Defendant through its registered agent in Utah. The lawsuit alleges that on June 29 and July 18, 2000, Defendant published certain "Defamatory Articles" about the Company that were written by David Evans through its news service, Bloomberg News. According to the Complaint, the Defamatory Articles were published over Defendant's Internet web site and elsewhere to millions of people, and contained certain false, misleading, and defamatory statements regarding our business and thermal imaging technology, which we are focusing on developing as an adjunct imaging tool to mammography in the detection of breast cancer. The lawsuit alleges that, after publication of the "First Defamatory Article" on June 29, 2000, we wrote to Defendant and explained the numerous inaccuracies and falsehoods contained therein. Although Defendant then published on July 18, 2000 what it labeled as a "correction" to the first story, this "Second Defamatory Article" still contained defamatory matter calling into doubt (among other things) our ability to attract capital as well as the efficacy of our Breast Imaging System, which is currently undergoing clinical testing by physicians at five independent hospital sites in accordance with a protocol used in connection with our application for Pre-Market Approval from the Food and Drug Administration. The Complaint alleges damages against Defendant in excess of One Hundred Million Dollars ($100,000,000). On October 23, 2000, Defendant filed a motion to dismiss pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure. Our response to that motion is not yet due and a trial date has yet to be determined.

State Securities Matters
------------------------

     On May 22, 2000, the Alabama Securities Commission, without a hearing, entered order No. CD-2000-0031 setting forth that we cease and desist from further sales of our securities in Alabama. The order reflects that, in connection with our December 31, 1999 private placement, no commissions can be paid for soliciting except by a registered agent of a broker-dealer. Pursuant to the order, we had a right to both a formal and an informal hearing before the order became final. On July 19, 2000, we attended an informal hearing with the Alabama Securities Commission. On August 22, 2000, the Alabama Securities Commission vacated their May 22, 2000 Cease and Desist Order.

     In a letter dated May 17, 2000, the Utah Division of Securities proposed terms of an order whereby we would cease and desist from paying commissions except to broker-dealers and we would pay a $500 fine in connection with our recent private placement. On July 21, 2000, we responded and requested that they reconsider the proposed terms of their order. On August 17, 2000, we were advised that the Utah Securities division had considered our letter but was not predisposed to consider a change to their initial order. We have requested a formal hearing before the Utah State Securities Commission.

ITEM 2.    CHANGES IN SECURITIES

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified.

     The following securities, which are not registered under the Securities Act of 1933 (the "Act"), were issued since the Company's last report for the fiscal year ended June 30, 2000. The following includes the issuance of shares upon conversion of warrants and options.

     On July 11, 2000, we issued 162,430 common shares to Sutro & Company upon the cashless conversion of 200,000 warrants at $1.70 equivalent per share. This transaction was a private placement made in reliance on Section 4(2) of the Act.

     On July 11, 2000, we issued 93,559 common shares to one individual upon exercise of options at $1.70 per share. This transaction was a private placement made in reliance on Section 4(2) of the Act.

     On August 2, 2000, we issued 27,983 common shares to Sitrick & Company upon the cashless conversion of 32,333 warrants at $0.9375 equivalent per share. This transaction was a private placement made in reliance on Section 4(2) of the Act.

     On August 23, 2000, we issued 26,246 common shares to two entities upon conversion of warrants at $5.00 per share. This transaction was a private placement made in reliance on Section 4(2) of the Act.

     In September 2000, we issued 12,100 common shares to one individual upon exercise of options at $1.70 per share. This transaction was a private placement made in reliance on Section 4(2) of the Act.

     In September 2000, our Board of Directors ratified the issuance of 1,000,000 options to David A. Packer, our President and Chief Operating Officer in connection with the renewal of his employment agreement. Such options were granted pursuant to our 1997 Stock Option and Restricted Stock Plan and vest over a period of 3 years. Each option entitles the holder thereof, upon exercise, to one share of common stock at an exercise price of $3.625 per share. This transaction was a private placement made in reliance on Section 4(2) of the Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

Retirement of David B. Johnston, Chairman & CEO
-----------------------------------------------

     On September 21, 2000, Mr. Johnston retired from his position as Chairman of the Board, a Director and Chief Executive Officer. On September 22, 2000, our Board of Directors elected General Richard V. Secord, age 67, as our Chairman and Chief Executive Officer. General Secord has served as Vice Chairman from July 1, 1997 through September 21, 2000, as a director since February 1996, as our Secretary from July 1, 1997 to June 27, 2000, as our President from February 1996 to April 1997 and as our Chief Operating Officer from June 1995 to December 1999. He is also Chief Executive Officer and a director of CTICO. General Secord served in numerous positions while performing military service. He was the first military officer to be appointed Deputy Assistant Secretary of Defense (Near East, Africa and South Asia). General Secord received a Bachelor of Science degree from the United States Military Academy. He is also a graduate of the United States Air Force Command and Staff College, and United States Naval War College. In addition, he holds a Masters degree in International Affairs from George Washington University.

     General Secord's 3-year employment agreement with us expired on September 18, 2000. We are currently renegotiating a new employment agreement with General Secord.

David A. Packer Executes Employment Agreement
---------------------------------------------

     David A. Packer signed a new employment agreement on September 29, 2000. The term of the agreement is for three years beginning April 30, 2000 and calls for compensation of $200,000 per year, plus statutory stock options covering 1,000,000 shares of Common Stock at an exercise price of $3.625 per share. One-fourth (250,000) of the options vest immediately and one-fourth of the options vest on each anniversary date of the agreement. The options granted to Mr. Packer are governed by our 1997 Stock Option and Restricted Stock Plan. If the employment agreement is terminated for "cause" as defined in the agreement, or Mr. Packer voluntarily terminates the agreement, all of the options granted to Mr. Packer thereunder, and which have not vested, shall be forfeited. The agreement subjects Mr. Packer to a two-year non-compete restriction, the obligation to give us the right to take advantage of any business opportunity, and the duty not to reveal any confidential information about the business of the Company. A copy of Mr. Packer's Employment Agreement is attached hereto as Exhibit 10.2.

NASDAQ Application
------------------

     On March 30, 2000, we applied to have our common stock listed on the Nasdaq National Market. On June 26, 2000, Nasdaq approved the listing of our common stock to be effective June 29, 2000. On June 28, 2000, Nasdaq informed us that our listing was "on hold" and requested additional information from us. We are continuing to work with Nasdaq staff to complete the application process. Our stock is currently trading below the $5 minimum bid price required to be eligible for Nasdaq National Market listing. There can be no assurance that our common stock will be listed on Nasdaq or, if listed, that we will continue to meet the qualifications for listing.

Voting Agreements
-----------------

     In connection with our Nasdaq application, David Johnston and Daron Dillia (d/b/a Manhattan Financial Group), who combined hold approximately 24.5 percent of the beneficial ownership of the Company's outstanding common stock, have entered into voting agreements with respect to their respective shares of common stock of the Company. The term of the agreements is three years beginning October 19, 2000. The voting agreements provide that, during the term of the agreements, common shares owned by both David Johnston and Daron Dillia (and any affiliated transferees) shall be voted proportionate to the votes of common stock held by all other shareholders. The voting restrictions end if the shares are transferred to persons who are not affiliates of David Johnston or Daron Dillia. Copies of each of the voting agreements are attached hereto as Exhibits 9.1 and 9.2.

Current Registration Statements
-------------------------------

     On June 6, 2000, we filed an amended registration statement on Form SB-2, Amendment #9, File #333-47237, with the Securities and Exchange Commission to register 7,443,948 shares of our common stock issued in connection with transactions prior to the fiscal year ended June 30, 1999. Such registration statement was declared effective on June 15, 2000, and on June 15, 2000, we filed a Prospectus pursuant to Rule 424(b)(4). On June 20, 2000, we filed an initial registration statement on Form SB-2, File #333-39654, with the Securities and Exchange Commission to register 23,427,338 shares of our common stock including common stock underlying each of the transactions occurring July 1, 1999 through June 17, 2000. On June 30, 2000, the Securities and Exchange Commission declared the registration statement effective and on July 3, 2000, we filed a Prospectus pursuant to Rule 424(b)(4).

     On October 16, 2000, we filed an amended combined registration statement on Form S-3, File #333-39654 Amendment #1, that included the common stock transactions covered by the two foregoing registration statements. On October 26, 2000 we filed Amendment #2 to such registration statement and, on October 27, 2000, the Securities and Exchange Commission declared the combined registration statement effective. Accordingly, all of the common stock underlying the transactions covered by our Registration Statement #333-39654 can be sold, traded or otherwise transferred pursuant to the terms of such registration statement.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Report of Form 8-K filed October 13, 2000 reporting the termination of Agreements with CTII dated October 28, 1999 and Purchase Order dated June 5, 2000.

     Exhibits. The following exhibits are filed herewith:

(9.1) Voting Trust dated October 19, 2000 between David B. Johnston and Computerized Thermal Imaging, Inc.

(9.2) Voting Trust dated October 19, 2000 between Daron C. Dillia dba Manhattan Financial Group and Computerized Thermal Imaging, Inc.

(10.1) Letter of Agreement terminating Agreements dated October 28, 1999 with CTII and Purchase Order dated June 5, 2000.

(10.2)      Employment Agreement of David A. Packer effective as of April 30,
            2000.

(27)        Financial Data Schedule.


                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             COMPUTERIZED THERMAL IMAGING, INC.
                              (Registrant)

                              /s/ David A. Packer
Dated November 2, 2000        -----------------------------------------

                                  David A. Packer
                                  Director, President & Chief Operating
                                  Officer

                              /s/ Kevin L. Packard
Dated November 2, 2000        -----------------------------------------
                                 Kevin L. Packard
                                 Chief Financial Officer, Treasurer &
                                 Secretary