Form 10-Q
period 2000-12-31
COMPUTERIZED THERMAL IMAGING INC
filed 2001-02-07
CIK 1021853

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 2000


[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ___________ to _____________


                      Commission file number: 000-23955


                      COMPUTERIZED THERMAL IMAGING, INC.
            -----------------------------------------------------
            (Exact name of Registrant as specified in its charter)




            NEVADA                                   87-0458721
---------------------------------          ---------------------------------
  (State or other jurisdiction                     (IRS Employer
  of incorporation or organization)               Identification No.)



476 Heritage Park Blvd., Layton, UT                    84041
---------------------------------------          ----------------
(Address of principal executive offices)             (Zip Code)



                                (801) 776-4700
                           ------------------------
             (Registrant's telephone number, including area code)

     Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [   ]

     APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, par value $0.001, of which 80,476,100 shares were issued and outstanding as of February 7, 2001.

                      COMPUTERIZED THERMAL IMAGING, INC.

                                  FORM 10-Q

                               QUARTERLY REPORT

                              TABLE OF CONTENTS


                        PART I   FINANCIAL INFORMATION

ITEM 1. Financial Statements................................................3

        Consolidated Balance Sheets as of December 31, 2000
        and June 30, 2000...................................................3

        Consolidated Statements of Operations for the three
        and six months ended December 31, 2000 and 1999 and
        for the period from inception on June 10, 1987 to
        December 31, 2000...................................................4

        Consolidated Statements of Cash Flows for the three
        and six months ended December 31, 2000 and 1999 and
        for the period from inception on June 10, 1987 to
        December 31, 2000...................................................5

        Consolidated Statements of Stockholders' Equity
        (Deficit) for the six months ended December 31, 2000
        and for the period from inception on June 10, 1987
        to December 31, 2000................................................8

        Notes to Consolidated Financial Statements..........................9

ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations......................11

ITEM 3. Quantitative and Qualitative Disclosure of Market Risk.............19

                         PART II   OTHER INFORMATION

ITEM 1. Legal Proceedings..................................................19

ITEM 2. Changes in Securities..............................................21

ITEM 3. Defaults upon Senior Securities....................................21

ITEM 4. Submission of Matters to a Vote of Security Holders................22

ITEM 5. Other Information..................................................22

ITEM 6. Exhibits and Reports on Form 8-K...................................23

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.

     The following comprise our condensed (unaudited) consolidated financial statements for the three and six-month periods ended December 31, 2000 and 1999.

                      COMPUTERIZED THERMAL IMAGING, INC.
                         (A Development Stage Company)
                         Consolidated Balance Sheets
                                 (UNAUDITED)

                                    ASSETS
                                    ------

                                                              December 31,            June 30,
                                                                  2000                  2000
                                                                                     (Restated)
                                                              -------------         -------------
CURRENT ASSETS
  Cash and cash equivalents                                   $  2,213,984          $  8,997,767
  Investment securities - available for sale                    24,026,629            26,034,399
  Accounts receivable, trade -net                                   95,693               177,254
  Inventory                                                        489,439               110,206
  Interest receivable                                              396,788               439,273
  Prepaid expenses                                                 155,421               204,541
  Miscellaneous receivables                                         44,000                     -
  Software maintenance contract                                          -               309,863
                                                              -------------         -------------
    Total Current Assets                                      $ 27,421,954          $ 36,273,303

PROPERTY AND EQUIPMENT, NET                                      1,086,216               567,936
SOFTWARE LICENSES, NET                                           3,061,604             3,447,289
GOODWILL, NET                                                   10,385,402            10,994,561
INTELLECTUAL PROPERTY RIGHTS, NET                                   46,481                49,334
ADVANCES TO AFFILIATES                                                   -               130,247
                                                              -------------         -------------
         TOTAL ASSETS                                         $ 42,001,657          $ 51,462,670
                                                              =============         =============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ----------------------------------------------

CURRENT LIABILITIES
  Accounts payable - trade                                    $    572,121          $    688,064
  Sales taxes payable                                               15,511                14,809
  Deferred revenues                                                      -             1,750,000
  Accrued liabilities                                              518,210               724,952
                                                              -------------         -------------
    Total Current Liabilities                                 $  1,105,842          $  3,177,825

COMMITMENTS AND CONTINGENCIES                                            -                     -

STOCKHOLDERS' EQUITY (DEFICIT)
  Convertible preferred stock, $5.00 par value,
    3,000,000 shares authorized                                          -                     -
  Common stock, $.001 par value, 200,000,000 shares
    authorized, 80,476,100 and 80,149,516 issued and
    outstanding on December 31, 2000 and June 30, 2000              80,476                80,172
  Additional paid-in-capital                                    93,684,786            86,247,518
  Accumulated other comprehensive income                           173,831                32,492
  Retained deficit                                            ( 53,043,278)         ( 38,075,337)
                                                              -------------         -------------
    Total Stockholders' Equity                                  40,895,815            48,284,845
                                                              -------------         -------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 42,001,657          $ 51,462,670
                                                              =============         =============

          See notes to condensed consolidated financial statements.

                      COMPUTERIZED THERMAL IMAGING, INC.
                        (A Development Stage Company)
                    Consolidated Statements of Operations
                                 (UNAUDITED)

                                                                                        From
                                                                                     Inception
                               Three months ended           Six months ended          through
                                  December 31,                 December 31,         December 31,
                            --------------------------  --------------------------  ------------
                                2000          1999          2000          1999          2000
                                           (Restated)                  (Restated)    (Restated)
                            ------------  ------------  ------------  ------------  ------------
INCOME
  Sales revenues            $    116,042  $          -  $    195,707  $          -  $    524,990
  Cost of goods sold         (    48,780)            -   (    91,799)            -   (   268,735)
                            ------------  ------------  ------------  ------------  ------------
    Gross Margin                  67,262             -       103,908             -       256,255
                            ------------  ------------  ------------  ------------  ------------
COSTS AND EXPENSES
  General and administrative
    costs                      3,890,724     1,823,483     5,814,949     2,163,640    26,375,100
  Research and development
    costs                      2,378,855     1,251,617     4,002,648     2,005,508    16,149,412
  Depreciation and
    amortization expense         709,237        22,750     1,147,024        39,055     1,904,199
  Litigation settlement                -             -             -             -     1,244,434
                            ------------  ------------  ------------  ------------  ------------
    Total Costs and
      Expenses                 6,978,816     3,097,850    10,964,621     4,208,203    45,673,145
                            ------------  ------------  ------------  ------------  ------------

LOSS FROM OPERATIONS         ( 6,911,554)  ( 3,097,850)  (10,860,713)  ( 4,208,203)  (45,416,890)

OTHER INCOME AND EXPENSES
  Interest income                546,046         7,975     1,162,888         9,468     2,026,577
  Interest expense           (    35,705)            -   (    35,705)            -   ( 2,209,517)
  Income from sale of
    prototypes                         -             -             -             -       180,815
  Miscellaneous income             1,320             -         3,872             -         3,872
                            ------------  ------------  ------------  ------------  ------------
    Total Other Income
      and Expenses               511,661         7,975     1,131,055         9,468         1,747
                            ------------  ------------  ------------  ------------  ------------

NET LOSS BEFORE
  EXTRAORDINARY ITEM        $( 6,399,893) $( 3,089,875) $( 9,729,658) $( 4,198,735) $(45,415,143)

EXTRAORDINARY GAIN ON
  EXTIGUISHMENT OF DEBT                -             -             -             -        65,637
                            ------------  ------------  ------------  ------------  ------------
NET LOSS                    $( 6,399,893) $( 3,089,875) $( 9,729,658) $( 4,198,735) $(45,349,506)

OTHER COMPREHENSIVE
  INCOME
  Unrealized gain on
    available-for-sale
    securities                    81,338             -       141,339             -       173,831
                            ------------  ------------  ------------  ------------  ------------
TOTAL COMPREHENSIVE LOSS    $( 6,318,555) $( 3,089,875) $( 9,588,319) $( 4,198,735) $(45,175,675)
                            ============  ============  ============  ============  ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                 80,475,868    66,795,058    80,438,548    65,634,370
                            ============  ============  ============  ============

BASIC AND DILUTED LOSS
  PER SHARE                 $(      0.14) $(      0.08) $(      0.19) $(      0.10)
                            ============  ============  ============  ============

          See notes to condensed consolidated financial statements.

                      COMPUTERIZED THERMAL IMAGING, INC.
                        (A Development Stage Company)
                    Consolidated Statements of Cash Flows
                                 (UNAUDITED)
                                                                                        From
                                                                                     Inception
                               Three months ended           Six months ended          through
                                  December 31,                 December 31,         December 31,
                            --------------------------  --------------------------  ------------
                                2000          1999           2000         1999          2000
                                           (Restated)                  (Restated)    (Restated)
                            ------------  ------------  ------------  ------------  ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:

Net loss                    $( 6,399,893) $( 3,089,875) $( 9,729,658) $( 4,198,735) $(45,349,506)
Adjustments to reconcile
  net loss to net cash
  used in operating
  activities:

  Depreciation and
    amortization                 709,237        22,750     1,147,024        39,055     1,904,199
  Loss (gain) on
    disposition of assets         24,589             -        77,532             -     1,006,845
  Amortization of bond
    (premium) discount, net   (   37,207)            -   (    60,543)            -     (  60,543)
  Common stock, warrants,
    and options issued as
    compensation for
    services                           -       291,902             -       327,872     9,213,342
  Warrants/options extended
    beyond expiration as
    compensation               1,687,500       971,040     1,687,500       971,040     2,658,540
  Common stock issued for
    interest expense                   -             -             -             -       423,596
  Common stock/warrants issued
    to settle litigation               -             -             -             -     1,136,380
  Options issued at
    discount to market as
    compensation expense         231,250             -       231,250             -       323,000
  Common stock issued for
    failure to complete
    timely registration                -             -             -             -        82,216
  Common stock issued to
    401(k) plan                        -             -             -             -        43,226
  Extraordinary gain on
    extinguishment of
    debt                               -             -             -             -   (    65,637)
  Write-off of advances
    to affiliate                       -             -       130,537             -       130,537
  Changes in operating
    assets and
    liabilities (net of
    effects of acquisition):
      Accounts receivable -
        trade               (     41,072)  (     3,600)       81,561   (     3,600)       25,673
      Inventory             (    129,132)            -   (   379,233)            -   (   312,681)
      Interest receivable         41,855             -        42,485             -   (   396,788)
      Prepaids                    56,468             -        49,120             -   (   155,421)
      Miscellaneous
        Receivables         (     21,617)            -   (    44,000)            -   (    44,000)
      Maintenance contract       146,027   (   650,000)      309,863   (   650,000)            -
      Accounts payable           260,492       829,374   (   115,943)      587,137       504,442
      Sales taxes payable          2,624             -           702             -        15,511
      Deferred revenues      ( 1,750,000)            -   ( 1,750,000)            -             -
      Accrued liabilities    (   237,461)            -   (   206,742)            -       518,210
                            ------------  ------------  ------------  ------------  ------------
Net Cash Used in Operating
  Activities                $( 5,456,340) $( 1,628,409) $( 8,558,857) $( 2,927,231) $(28,398,859)
                            ------------  ------------  ------------  ------------  ------------


          See notes to condensed consolidated financial statements.

                      COMPUTERIZED THERMAL IMAGING, INC.
                        (A Development Stage Company)
              Consolidated Statements of Cash Flows (Continued)
                                 (UNAUDITED)

                                                                                        From
                                                                                     Inception
                               Three months ended           Six months ended          through
                                  December 31,                 December 31,         December 31,
                            --------------------------  --------------------------  ------------
                                2000          1999           2000         1999          2000
                                           (Restated)                  (Restated)    (Restated)
                            ------------  ------------  ------------  ------------  ------------
CASH FLOWS FROM INVESTING
  ACTIVITIES:

  Proceeds from sale of
    assets                             -             -            -              -         4,790
  Purchase of property
    and equipment            (   219,109)  (    13,706)  (  744,049)   (    85,207)  ( 1,603,255)
  Purchase of software
    license                  (       775)            -   (    2,410)             -   ( 3,852,410)
  Proceeds on sale of
    securities available
    for sale                   3,512,940             -     3,575,322             -     3,575,322
  Purchase of securities
    available for sale       (   299,876)            -   ( 1,301,966)            -   (27,330,366)
  Acquisition of Bales
    Scientific common
    stock                              -             -                           -   ( 5,642,880)
  Acquisition of minority
    interest of subsidiary             -   (    30,000)  (    40,000)  (    30,000)  (   100,000)
                            ------------  ------------  ------------  ------------  ------------
Net Cash (Used in)/Provided
  by Investing Activities      2,993,180   (    43,706)    1,486,897   (   115,207)  (34,948,799)
                            ------------  ------------  ------------  ------------  ------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:

  Common stock, warrants
    and options issued for
    cash                               -     2,566,626       310,850     4,045,084    63,941,002
  Stock offering costs                 -             -             -             -   ( 3,007,324)
  Cash purchased in Bales
    acquisition                        -             -             -             -        38,822
  Advances to affiliates               -             -   (    22,673)            -   (   130,537)
  Advances (to)/from
    stockholders                       -    (   18,599)            -         7,042     2,320,738
  Proceeds from borrowings,
    net of debt issuance
    costs
    and accrued interest               -             -             -             -     3,576,131
  Retirement of notes and
    debentures                         -             -             -             -   ( 1,177,190)
                            ------------  ------------  ------------  ------------  ------------
Net Cash Provided by
  Financing Activities                 0     2,548,027       288,177     4,052,126    65,561,642
                            ------------  ------------  ------------  ------------  ------------
NET INCREASE (DECREASE)
  IN CASH AND CASH
  EQUIVALENTS                ( 2,463,160)      875,912   ( 6,783,783)    1,009,688     2,213,984

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD       4,677,144       270,938     8,997,767       137,162             -
                            ------------  ------------  ------------  ------------  ------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD          $  2,213,984  $  1,146,850  $  2,213,984  $  1,146,850  $  2,213,984
                            ============  ============  ============  ============  ============




          See notes to condensed consolidated financial statements.

                      COMPUTERIZED THERMAL IMAGING, INC.
                        (A Development Stage Company)
              Consolidated Statements of Cash Flows (Continued)
                                 (UNAUDITED)


                                                                                        From
                                                                                     Inception
                               Three months ended           Six months ended          through
                                  December 31,                 December 31,         December 31,
                            --------------------------  --------------------------  ------------
                                2000          1999           2000         1999          2000
                                           (Restated)                  (Restated)    (Restated)
                            ------------  ------------  ------------  ------------  ------------
SUPPLEMENTAL CASH FLOW
  INFORMATION

Cash paid for:
  Interest expense          $     35,705  $          -  $     35,705  $          -  $     35,705
  Income taxes                         -             -             -             -             -

SUPPLEMENTAL SCHEDULE OF
  NON-CASH FINANCING AND
  INVESTING ACTIVITIES

Common stock issued to
  individuals to acquire
  minority interest of
  subsidiary                $          -  $          -   $         -   $   165,000  $    165,500

Common stock issued as
  consideration for
  Bales Scientific, Inc.               -             -             -             -     5,500,000

Options issued for
  offering costs                       -             -             -             -       744,282

Common stock issued for
  advances from
  shareholders                         -             -             -             -     2,320,738

Common stock issued for
  notes payable, accrued
  discount and interest                -             -             -             -     2,224,953

Common stock issued for
  liabilities                          -             -             -             -        50,000

Deemed dividend on
  extension of warrants        5,238,283     2,455,489     5,238,283     2,455,489     7,693,772







          See notes to condensed consolidated financial statements.

                      COMPUTERIZED THERMAL IMAGING, INC.
                        (A Development Stage Company)
           Consolidated Statement of Stockholders' Equity (Deficit)
                                 (UNAUDITED)




                                                        Additional    Accumulated
                                   Common Stock           Paid-in        Other        Retained
                            --------------------------    Capital    Comprehensive    Deficit
                               Shares        Amount      (Restated)      Income      (Restated)      Total
                            ------------  ------------  ------------ -------------- ------------  ------------
Balance at June 30, 2000,
  As originally reported      80,149,516  $     80,150  $ 82,774,168 $       32,492 $(34,601,965) $ 48,284,845

Deemed dividend on extension
  of warrants                          -             -     2,455,489              -  ( 2,455,489)            -

Compensation expense on
  extension of warrants                -             -       971,040              -  (   971,040)            -

Restatement of warrants
  issued at a discount
  for services                         -            22    (  100,179)             -      100,157             -

Warrants issued at a
  discount in satisfaction
  of litigation settlement             -             -       147,000              -  (   147,000)            -
                            ------------  ------------  ------------ -------------- ------------  ------------
Balance at June 30, 2000,
  As restated                 80,149,516  $     80,172  $ 86,247,518 $       32,492 $(38,075,337) $ 48,284,845

Warrants exercised at
 $1.70 per share on
 cashless basis                  162,430           162   (       162)             -            -             -

Warrants exercised at $5.00
  per share for cash              26,246            26       131,204              -            -       131,230

Options exercised at $1.70
  per share for cash              93,559            94       158,957              -            -       159,051

Warrants exercised at
  $0.9375 per share on
  cashless basis                  32,249            10   (    30,322)             -            -  (     30,312)

Options exercised at $1.70
  per share for cash              12,100            12        20,558              -            -        20,570

Options extended beyond
  expiration date                      -             -     1,687,500              -            -     1,687,500

Options issued at discount
  to market                            -             -       231,250              -            -       231,250

Other Comprehensive Income             -             -             -        141,339            -       141,339

Deemed dividend on extension
  of warrants                          -             -     5,238,283              -  ( 5,238,283)            -

Net loss for six months
  ended December 31, 2000              -             -             -              -  ( 9,729,658)  ( 9,729,658)
                            ------------  ------------  ------------ -------------- ------------  ------------
Balance at
  December 31, 2000           80,476,100  $     80,476  $ 93,684,786 $      173,831 $(53,043,278) $ 40,895,815
                            ============  ============  ============ ============== ============  ============







         See notes to condensed consolidated financial statements.


                COMPUTERIZED THERMAL IMAGING, INC.
                  (A Development Stage Company)
            Notes to Consolidated Financial Statements


NOTE A.  UNAUDITED FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of operations have been included in the financial statements. Results for interim periods are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in connection with the audited condensed consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-KSB.

     The accompanying unaudited condensed financial statements for the three and six month periods ended December 31, 1999 and for the period from inception on June 10, 1987 through December 31, 2000 have been restated to account for $971,040 of additional consulting expense and $2,455,489 of deemed dividends paid resulting from the extension of warrants representing 2,964,125 underlying common shares originally scheduled to expire on December 31, 1999. During the quarter ended December 31, 1999, the Company extended the expiration date of such warrants to December 31, 2000. On the date of extension, 840,000 shares underlying such warrants were held by consultants to the Company and the remaining 2,124,125 shares underling the warrants were held by unrelated warrant holders. The fair value of the warrants on the date of extension in excess of the fair value of such warrants measured at the original date of their issuance was recorded partially as consulting expense and partially as a deemed dividend paid to the warrant holders as noted above. The Company also reduced consulting expense $100,157 for the periods noted above in connection with warrants issued for advertising expenses and increased litigation settlement expenses $147,000 in connection with warrants issued to settle prior litigation. The prior period adjustments have no net effect to the cash flows or total stockholders' equity of the Company.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results may differ from these estimates.

NOTE B. NEW ACCOUNTING STANDARD AND GUIDANCE

      Accounting for Derivative Instruments and Hedging Activities
      ------------------------------------------------------------

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), subsequently amended by SFAS 138 "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires an entity to recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at their fair value. The Company adopted the statement on July 1, 2000 and has determined that the adoption of SFAS 133 has no material effect on the financial condition of the Company.

      Revenue Recognition
      -------------------

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The SAB summarizes the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Company has reviewed its revenue recognition policies and has determined that they comply with the principles as set forth in SAB No. 101.
Accordingly, the issuance of SAB No. 101 will have no effects on the Company's financial position or results of operation.

NOTE C. INVENTORIES

       Inventories are stated at the lower-of-cost or market with cost determined using first-in first-out. Inventories consist of the following:

                                          December 31, 2000     June 30, 2000
                                             ----------           ----------
Raw materials and work-in-process            $  447,798           $  110,206
Finished goods                                   23,269                    -
Supplies                                         18,372                    -
                                             ----------           ----------
                                             $  489,439           $        -
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

NOTE E.  GOODWILL

       Costs in excess of the fair value of identifiable net assets of acquired entities are being amortized over their useful life. During the second quarter of fiscal year 2001, the Company reduced the amortization period of goodwill from 15 years to 10 years resulting in $262,000 of additional amortization expense recorded in the current quarter.

NOTE F.  STOCK WARRANTS AND OPTIONS

      During the second quarter of fiscal year 2001, 500,000 stock options were issued at an 11.38 percent discount to market to an employee of the Company and 1,000,000 employee stock options, originally scheduled to expire on December 20, 2000, were extended to September 18, 2001. As a result of the issuance and extension of the stock options, the Company recorded additional compensation expense of $1,918,750. The additional expense has no net effect to the cash flows or total stockholders' equity of the Company.

      During the second quarter of fiscal year 2001, warrants representing 2,191,750 underlying shares scheduled to expire on December 31, 2000 were extended to August 31, 2001. The expiration date of such warrants was previously extended from December 31, 1999 to December 31, 2000. The fair value of the warrants on the date of extension in excess of the fair value of such warrants measured at the date of their original issuance, or $5,238,283, was recorded as a deemed dividend paid to the warrant holders. The deemed dividend has no net effect to the cash flows or total stockholders' equity of the Company.

NOTE G. RECLASSIFICATIONS

      Certain 1999 amounts have been reclassified to conform to the 2000 presentations.

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

     We have no obligation, or intent, to update or revise these forward-looking statements to reflect future events, new information, or otherwise.

     The following discussion and analysis of our combined financial condition and results of operations should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto contained in our Form 10-KSB for the fiscal year ended June 30, 2000.

      Trends/Uncertainties Affecting Continuing Operations
      ----------------------------------------------------

      We are a development stage enterprise and have generated no significant revenues since inception in 1987. Although our recently acquired subsidiary, Bales Scientific, has generated limited revenues during the past several years, Bales has also primarily been engaged in research and development activities since its inception. Accordingly, our ability to achieve profitability will depend, in large part, on our ability to successfully develop clinical applications for our products, obtain regulatory approvals, and develop the capacity to manufacture and extensively market our products.

      We are presently making the transition from a research and development company to a commercial operating company. This transition anticipates final approval of our Breast Cancer System 2100 currently undergoing FDA evaluation. We can make no assurances that we will ultimately obtain FDA approval of our Breast Cancer System 2100 or, that if approved, we will be able to successfully make the transition to a commercial operating company and sell our products on a broad basis. While attempting to make this transition, we will be subject to all risks inherent in a growing venture, including, but not limited to, the need to develop and manufacture reliable and effective products, develop marketing expertise and expand our sales force. There can be no assurance that we will achieve profitable operations.

      General
      -------

      We are a medical imaging systems integrator producing thermal imaging diagnostic and patient management systems configured to produce, interpret, and catalogue computerized thermal images for medical applications. Through our subsidiary, Bales Scientific, we design, manufacture and sell high resolution, dynamic, digital infrared imaging workstations and related products for both medical and industrial application. Specialized cameras developed as part of these workstations are integral components of our Breast Cancer System 2100 and General Use System.

      Our Breast Cancer System 2100 is designed to serve as a non-invasive, painless adjunct to mammography, whereas, our General Use System is designed to function as a diagnostic tool to help healthcare payers identify and reduce fraudulent workers' compensation claims and to aid in the identification of musclo-skeletal abnormalities. Our recently introduced Photonic Stimulators are used to improve vascularity and increase blood flow circulation in the treatment of pain. Industrial application of our imaging systems includes non-destructive inspection of aging aircraft, electronics, composites, metals and other advanced materials, as well as breakthroughs in the inspection of turbine blades of large power-generation equipment. TRW is our primary systems development vendor, BATTELLE is our principal systems engineer and INFORMIX is our primary software database provider.

     Capital is required, in part, to satisfy general corporate expenses, salaries, software license and maintenance contract payments, professional fees to comply with securities reporting requirements, costs of clinical trials and technical support, FDA consulting expenses, acquisition of technology, costs of litigation, and expenses associated with the private placement and registration of our securities. Our capital resources are principally derived from the sale and private placement of our common stock and warrants and the exercise of our common stock warrants and options.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999.
-----------------------------------------------------------------------------

      Revenues
      --------

      Revenues for the quarter ended December 31, 2000 totaled $116,042. These revenues resulted entirely from product sales by Bales Scientific, our subsidiary, which we acquired in April 2000. Accordingly, we had no revenues for the comparative period ended December 31, 1999.

      Interest income in the quarter ended December 31, 2000 increased $538,071 compared with the same quarter of 1999, to $546,046. This increase is primarily the result of investing the proceeds from the private placement of our common stock during the quarter ended March 31, 2000.

      Costs and Expenses
      ------------------

      General and Administrative Expenses. General and administrative expenses for the quarter ended December 31, 2000 increased $2,067,241 or 113% over the same quarter in 1999, to $3,890,724. This increase is primarily a result of 1) additional compensation expense of $2,340,172 ($1,687,500 resulting from the extension of stock options beyond their scheduled date of expiration, $231,250 arising from the issuance of employee stock options at a discount to market, and $421,422 resulting from a material increase in the number of employees); 2) additional legal expenses of $236,526 incurred in connection with our Nasdaq listing application, regulatory filings, and various legal matters; and 3) an $141,350 increase in travel costs, offset by a $971,040 consulting expense incurred in the prior comparable period as a result of the extension of the expiration date of warrants.

      Research and Development Expenses. Research and development expenses for the quarter ended December 31, 2000 increased $1,127,238, or 90%, over the same quarter in 1999, to $2,378,855. The increase is primarily a result of 1) an $166,255 increase in clinic trial expenses; 2) a $515,072 increase in salaries as a result of a material increase in the number of employees; 3) an $149,477 increase in software license fees, and 4) an $183,398 increase in equipment and supplies.

      Depreciation and Amortization. Depreciation and amortization expenses for the quarter ended December 31, 2000 increased $686,487, or 3,018% over the results of the same quarter in 1999, to $709,237. The increase in depreciation and amortization expense primarily resulted from amortization of goodwill associated with our acquisition of Bales Scientific and amortization of our software licenses.

     During the quarter ended December 31, 2000 and all prior periods, we expensed all costs associated with processes and systems development, including software code writings, computer systems hardware and software purchases, material expenses in the development of our examination table and all payroll expenses throughout the periods presented.

      Net Loss
      --------

      As a result of the foregoing, we incurred a loss of $6,399,893 for the quarter ended December 31, 2000 compared to a loss of $3,089,875 for the quarter ended December 31, 1999. After accounting for dividends deemed paid to specified warrant holders on the extension of their warrants, we incurred a loss of $11,638,176 for the quarter ended December 31, 2000 compared to a loss of $5,545,364 for the quarter ended December 31, 1999.

      For the quarter ended December 31, 2000, the loss attributable to common shareholders was $11,638,176, or $(0.14) per share, compared to a loss attributable to common shareholders of $5,545,364 or $(0.08) per share, for the quarter ended December 31, 1999.

SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1999.
-----------------------------------------------------------------------------

      Revenues
      -------

      Revenues for the six months ended December 31, 2000 totaled $195,707. These revenues resulted entirely from product sales by Bales Scientific, our subsidiary, which we acquired in April 2000. Accordingly, we had no revenues for the comparative period ended December 31, 1999.

      Interest income in the six months ended December 31, 2000 increased $1,153,420 compared with the same period of 1999, to $1,162,888. This increase is primarily the result of investing the proceeds from the private placement of our common stock during the quarter ended March 31, 2000.

      Costs and Expenses
      ------------------

      General and Administrative Expenses. General and administrative expenses for the six months ended December 31, 2000 increased $3,651,309, or 169% over the same period in 1999 to $5,814,949. This increase is primarily a result of 1) additional compensation expense of $2,563,439 ($1,687,500 resulting from the extension of stock options beyond their scheduled date of expiration, $231,250 arising from the issuance of employee stock options at a discount to market, and $644,689 resulting from a material increase in the number of employees); 2) additional legal expenses of $670,208 incurred in connection with our Nasdaq listing application, regulatory filings, and various legal matters; 3) an $176,231 increase in professional services; 4) a $512,239 increase in stockholder service/public relations costs as a result of our involvement with the RSNA Conference in Chicago and USA Track & Field Team during the Sydney 2000 Olympics; and 5) a $222,783 increase in travel costs, offset by a $971,040 consulting expense incurred in the prior comparable period as a result of the extension of the expiration date of warrants.

     Research and Development Expenses. Research and development expenses for the six months ended December 31, 2000 increased $1,997,140, or 100% over the same period in 1999, to $4,002,648. The increase is primarily a result of
1) a $53,058 increase in clinic trial expenses; 2) a $787,954 increase in salaries as a result of a material increase in the number of employees; 3) a $133,923 increase in payments to Battelle, TRW and Therma Corp in connection with our clinical trials, software development and FDA Pre-Market Approval application; 4) a $313,313 increase in software license fees, and 5) a $253,576 increase in equipment and supplies.

      Depreciation and Amortization. Depreciation and amortization expenses for the six months ended December 31, 2000 increased $1,107,969, or 2,837% over the results of the same period in 1999, to $1,147,024. The increase in depreciation and amortization expense primarily resulted from amortization of goodwill associated with our acquisition of Bales Scientific and amortization of our software licenses.

      During the six months ended December 31, 2000 and all prior periods, we expensed all costs associated with processes and systems development, including software code writings, computer systems hardware and software purchases, material expenses in the development of our examination table and all payroll expenses throughout the periods presented.

      Net Loss
      --------

      As a result of the foregoing, we incurred a loss of $9,729,658 for the six months ended December 31, 2000 compared to a loss of $4,198,735 for the six months ended December 31, 1999. After accounting for dividends deemed paid to specified warrant holders on the extension of their warrants, we incurred a loss of $14,967,941 for the quarter ended December 31, 2000 compared to a loss of $6,654,224 for the quarter ended December 31, 1999.

      For the six months ended December 31, 2000, the loss attributable to common shareholders was $14,967,941 or $(0.19) per share, compared to a loss attributable to common shareholders of $6,654,224 or $(.10) per share, for the six months ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Sources of Liquidity
      --------------------

      Our net working capital at December 31, 2000 was approximately $26,316,112 compared to $670,757 at December 31, 1999. The ratio of current assets to current liabilities was 24.8 to 1.0 at December 31, 2000 compared to
2.4 to 1.0 at December 31, 1999.

      Our cash requirements consist of, but are not limited to, general corporate expenses including office salaries and expenses, lease payments on our office space, acquisition of technology, software license and maintenance contracts payments, legal and accounting fees to comply with securities registration and reporting requirements, costs of clinical trials and technical support, FDA consulting expenses, and expenses associated with the private placement of our equity securities.

      Net cash used in operating activities in the six months ended December 31, 2000 was $8,558,857 compared to $2,927,231 in the six months ended December 31, 1999. Net cash provided by investing activities in the 2000 period was

$1,486,897 compared to net cash used in investing activities of $115,207 in the prior year's comparable period. Net cash provided by financing activities was $288,177 in the six months ended December 31, 2000 compared to $4,052,126 generated in the prior year's comparable period. As a result of the foregoing, cash and cash equivalents decreased by $6,783,783 in the six months ended December 31, 2000 compared to a $1,009,688 increase in the six months ended December 31, 1999.

      Capital resources needed to meet our planned expenditures are derived primarily from equity funding on the private placement of our common stock and warrants and the exercise of our outstanding warrants and options.

      Agreement with Beach Boulevard, LLC. On March 4, 1999, we entered into a Securities Purchase Agreement (as amended in May 1999, the "Investment Agreement") with Beach Boulevard L.L.C. ("Beach"). Subject to certain conditions set forth in the Investment Agreement, we have the right to require Beach to purchase up to $7 million of our common stock in a series of $500,000 tranches. As of the date hereof, we have required Beach to purchase approximately $3 million of our common stock in a series of six tranches during our fiscal years ended June 30, 2000 and 1999. Since Beach's participation in the sixth tranche, we have made no requirements of funding by Beach, although Beach's obligation to provide funding, subject to the terms and conditions set forth in the Investment Agreement, continues.

      Because Beach is not required to purchase additional shares unless certain conditions are satisfied as set forth in the Investment Agreement, there is no assurance that Beach will ultimately provide us with the remaining $4 million commitment. Furthermore, there is no assurance that we will require Beach to purchase additional shares even if the conditions set forth in the Investment Agreement are satisfied.

      Sources of Potential Long-term Liquidity. We expect that both use agreements and equipment financing will be sources of long-term liquidity for us, although it is premature to anticipate the results of either. Although we have investigated both options and have entered into preliminary discussions with equipment financing companies, we are awaiting Pre-Market Approval of our Breast Cancer System 2100 before entering into any additional planning or definitive agreements regarding either. Much of what we anticipate as being sources of long-term liquidity is contingent upon (1) whether or not we achieve Pre-Market Approval of our Breast Cancer System 2100, (2) the development and execution of a definitive and successful marketing strategy,
(3) whether we are able to develop our Medical Systems for other applications in the United States, and (4) the results of our marketing efforts in domestic and foreign markets.

      Capital Requirements/Plan of Operation
      --------------------------------------

      We are a development stage enterprise and, as such, are largely dependent on the sale of our common stock and warrants, and the exercise of our warrants and options, to provide liquidity. Since inception, we have continually sought funding to meet our day-to-day operations and business plan and have often sought substantial loans from affiliates and shareholders to meet our financial obligations. Such loans were often repaid in stock. Although we believe that we have sufficient resources to meet our current plan of operations for the next 12 months, it is possible that, due to unforeseen events, we will have insufficient resources and funding required to execute our plan of operations. Until such time as we begin generating significant revenues from operations, which is not likely until and unless Pre-Market Approval of our Breast Cancer System 2100 is obtained from the FDA and our products are marketed and sold on a large-scale basis, we will be faced with the difficulties and expenses associated with our financing needs and obligations.

      Our capital requirements may vary from our estimates and depend on numerous factors including, but not limited to: 1) progress in our research and development programs; 2) results of pre-clinical and clinical testing; 3) costs of technology; 4) time and costs involved in obtaining regulatory approvals; 5) hiring of additional personnel to carry out our plan of operations; 6) costs of filing, defending and enforcing any patent claims and other intellectual property rights; 7) economic impact of competing technological and market developments; 8) the costs of transitioning to a commercial enterprise; and 8) the terms of any new collaborative, licensing and other arrangements that we may establish.

      We estimate that we will require approximately $15 million in cash to meet our business plan and obligations for the 12-month period ending December 31, 2001 including approximately $5.5 million in research and development to continue and/or initiate clinical trials, test our systems in connection with other applications and complete our FDA Pre-Market Approval application, $3.5 million for day-to-day operating expenses including lease payments on our facilities, $3.5 million to cover salaries, $0.5 million in capital equipment, $1.3 million for public relations, advertising, and commercialization of products, and $0.7 million for legal and accounting for SEC compliance with reporting obligations and general legal representation. We currently have 42 employees and plan to hire additional employees as we move towards completion of the FDA approval process and develop our marketing and distribution plan.

      Certain aspects of our Plan of Operation for the next twelve months include: 1) completion of FDA Pre-Market Approval application on our Breast Cancer System 2100; 2) development and initiation of our plan for commercialization of our products including development of relationships with distributors, 3) additional development of our General Use System applications; and 4) development and commercialization of our technologies into industrial application.

      There are currently outstanding options and warrants for approximately
15.9 million shares that can be exercised or converted with exercise prices ranging from $.60 to $9.0625 (representing gross proceeds to us, upon conversion, of approximately $45.4 million). Additional proceeds of approximately $12.8 million may be available to us at a future date upon the vesting and exercise of yet unvested options. As of December 31, 2000, we had outstanding a total of 7,619,505 immediately exercisable options to purchase our common stock at exercise prices ranging from $.60 to $9.0625 per share.
As of December 31, 2000, we also had outstanding 2,505,046 options to purchase our common stock at exercise prices ranging from $.76 to $9.0625 that vest or may be granted at future dates pursuant to various agreements. As of December 31, 2000, we had outstanding immediately exercisable warrants to purchase 8,329,153 shares of our common stock at prices ranging from $.72 to $7.25 per share. Of the immediately exercisable options and warrants noted above, 2,211,083 expire at various times through the year 2001, 3,115,000 expire at various times through the year 2002, 10,129,037 expire at various times through the year 2005 and 493,538 expire after 2005.

      The likelihood of warrants and options being exercised will be high if our common stock trades at a price above the respective strike prices of these securities. However, we can provide no assurances that our outstanding options and warrants will be exercised even if the price of our common stock trades above the respective strike prices of these securities. Furthermore, if the exercises of any of these warrants or options occur at below market prices, there will be an immediate dilution in our per-share net tangible book value.

      We also have a financing arrangement (discussed in "Sources of Liquidity" above) whereby Beach is currently required to provide us with up to $4,000,000 in financing from time to time under certain conditions and then only if we desire to obtain financing from Beach. This financing arrangement is in the form of a Securities Purchase Agreement whereby Beach purchases shares of our common stock at a 15% discount to the market price of our common stock at the time of the funding. We can provide no assurances that we will require additional funding under the Securities Purchase Agreement or, if we desire additional funding, we will meet the terms of the Securities Purchase Agreement necessary to require additional funding. Furthermore, any issuance of shares to Beach could have a severe dilutive effect on the existing holders of our common stock.

      Based on the foregoing, we believe we will have sufficient capital to fund our business plan over the next year from our existing cash and cash equivalents and from the proceeds from the redemption of our marketable securities. If, due to unforeseen events, funding falls short and we need to obtain additional funds, we would seek them from private investors through loans or on the sale of our restricted common stock. However, we can provide no assurances that either of these avenues of financial support would be available to us or, if available, on terms acceptable to us.

      Cancellation of Agreements with CTII.
      -------------------------------------

      In connection with Latin America markets, in September 1999, we engaged William L. Mazilly and Amirali A. Rajwany, independent consultants, to establish a consortium in Latin America to market and deploy our Breast Cancer System 2100 throughout Central and South America. For services rendered in connection therewith, each was paid 100,000 shares of our restricted common stock valued at $1.20 per share. As a result of their efforts, we entered into two Letter Agreements (collectively, the "Agreements") on October 28, 1999 with Computerized Thermal Imaging International, Inc. ("CTII"), an entity in which we received a 15-percent interest, whereby CTII received, among other things, 1) the exclusive right to represent the expansion of our business into Central and South America, 2) the obligation to prepare and implement a marketing strategy for deployment of our Breast Cancer System 2100 in those areas of the world, 3) the right of first refusal on our Health Card manufacturing worldwide, and 4) the obligation to sell a minimum of 100 of our Breast Cancer System over a two-year period in the target territories. The Agreements further provided that we would grant to CTII, as compensation, options to purchase up to 5 million shares of our common stock in 50,000 share increments contingent on their placement of each Breast Cancer System 2100 into commercial use in the specified territories. Each 50,000 block of options granted the holder thereof the right to purchase, for a period of two years, 50,000 shares of our common stock at a strike price equal to $1.6745; a 15 percent discount to the bid price of our common stock on October 28,1999.

      Pursuant to the Agreements, on June 6, 2000, we accepted a purchase order for the sale of 10 Breast Cancer Systems to CTII for $5 million. In connection therewith, we received a down payment of $1.75 million with the remaining $3.25 million to be received upon delivery of the systems. The invoice obligated us to deliver the 10 systems to CTII on, or about, mid-October, 2000. In connection therewith, we expected to issue 500,000 options upon the delivery and placement of such systems into commercial use.

      In late September 2000, we advised CTII of our desire to renegotiate the foregoing Agreements given the substantial change in market conditions, the increased value of our common stock and unresolved issues concerning their deployment of our systems in Mexico. On October 11, 2000, following attempts to reach more favorable terms, we concluded it was in the best interests of the Company and our shareholders to mutually terminate the Agreements and the purchase order for the 10 units. We accordingly did so and have refunded the $1.75 million down payment received from CTII on the initial order of the 10 units. In connection with the termination of the Agreements, our obligation to issue options to CTII was eliminated, our 15% ownership in CTII reverted back to the remaining principals of CTII and each party to the Agreements will bear the respective costs of any performance under the Agreements. In consideration of their efforts to expand our business into Latin America, Mr. Mazilly and Mr. Rajwany will retain the common stock previously granted to them.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are a development stage enterprise. We do not believe that we are currently subject to market risks beyond ordinary economic risks, such as interest rate fluctuation and inflation, to which most enterprises are subject.

      At December 31, 2000, we had invested approximately $24 million in available-for-sale marketable securities including investments in United States government securities and corporate bonds. Although we believe the issuers of the securities in which we have invested are solvent and are favorably rated by recognized rating agencies, there is the risk that such issuers may not have sufficient liquid assets to satisfy their obligations at the time such obligations become due. If such were to occur, we may not be able to recover the full amount of our investment.

      Each of our marketable securities has a fixed rate of interest. Accordingly, a change in market interest rates may result in an increase or decrease in the market value of our marketable securities. If we liquidate any of our marketable securities prior to the time of their maturity, we could receive less than the face value of the security.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

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

      We believe that Plaintiff's claims are without merit and will vigorously defend ourselves against any and all claims. We are currently engaged in discovery and trial has been set to commence on June 11, 2001.

      Salah Al-Hasawi Advisory Services Claim
      ---------------------------------------

      On March 29, 2000, Salah Al-Hasawi ("Plaintiff"), a citizen and resident of Kuwait, filed an action in the United States District Court for the Southern District of New York, Docket No. 00CIV.2390, against us and Mr. David Johnston, our former Chairman and Chief Executive Officer, alleging violations under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 of the Code of Federal Regulations for commissions allegedly due to Plaintiff in connection with the private placement of our securities. Shortly thereafter, the Plaintiff's lawsuit was dismissed without prejudice and on April 12, 2000, the Plaintiff filed a similar complaint in the United States District Court for the District of Utah under Case No. 2:00CV-0317K. The Plaintiff is seeking specified damages, attorney fees and unspecified damages pursuant to five separate causes of action including breach of contract, fraud and unjust enrichment.

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

      We have categorically denied all of Plaintiff's claims and have affirmatively alleged that, at all times, Plaintiff acted as an agent of Financial Services Group. We are currently engaged in discovery and the trial has been set to commence on July 30, 2001.

      Bloomberg/Evans Defamation Action
      ---------------------------------

      On August 28, 2000, we filed a complaint for libel in the United States District Court for the District of Utah, Northern Division, Case No. 1:00CV00098K against Bloomberg, L.P. (the "Defendant"). The lawsuit alleges that on June 29 and July 18, 2000, Defendant published certain defamatory articles about the Company that were written by David Evans through its news service, Bloomberg News. According to the Complaint, the defamatory articles were published over Defendant's Internet web site and elsewhere to millions of people, and contained certain false, misleading, and defamatory statements regarding our business and thermal imaging technology, which we are focusing on developing as an adjunct imaging tool to mammography in the detection of breast cancer. The lawsuit alleges that, after publication of the first defamatory article on June 29, 2000, we wrote to Defendant and explained the numerous inaccuracies and falsehoods contained therein. Although Defendant then published on July 18, 2000 what it labeled as a "correction" to the first story, this second defamatory article" still contained defamatory matter calling into doubt (among other things) our ability to attract capital as well as the efficacy of our Breast Cancer System 2100, which is currently undergoing clinical testing by physicians at five independent hospital sites in accordance with a protocol used in connection with our application for Pre-Market Approval from the Food and Drug Administration. The Complaint alleges damages against Defendant in excess of One Hundred Million Dollars ($100,000,000). On October 23, 2000, Defendant filed a motion to dismiss pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure. On December 11, 2000, we responded to the Defendant's motion, and on January 3, 2001, Bloomberg filed its reply brief. A hearing was held by the Utah District Court on Bloomberg's motion to dismiss our complaint on February 2, 2001. The District Court has not issued its opinion regarding the motion to dismiss.

ITEM 2.   CHANGES IN SECURITIES

      No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified except as noted below:

      David B. Johnston and Daron Dillia (d/b/a Manhattan Financial Group), who combined hold approximately 24.5 percent of the beneficial ownership of the Company's outstanding common stock, have entered into voting agreements with respect to their respective shares of common stock of the Company. The term of the agreements is three years beginning October 19, 2000. The voting agreements provide that, during the term of the agreements, common shares owned by either David B. Johnston (directly or indirectly) or Daron Dillia (and any affiliated transferees) shall be voted in proportion to the votes of common stock held by all other shareholders. The voting restrictions terminate if the shares are transferred to persons who are not affiliates of David Johnston or Daron Dillia. On December 15, 2000, the October 19, 2000 agreements were amended and restated. The amended voting agreements for David
B. Johnston and Daron Dillia are attached hereto as Exhibits 9.1 and 9.2, respectively.

      On October 5, 2000, our Board of Directors extended the exercise date for warrants representing 2,191,750 underlying common shares previously granted in connection with our 1996 Private Placement of securities. The common stock warrants have a strike price of $2.50 per share and were scheduled to expire on December 31, 2000. The exercise date of the warrants has been extended to August 31, 2000.

       The following securities, which are not registered under the Securities Act of 1933 (the "Act"), were issued since the Company's last report for the quarter ended September 30, 2000. The following includes the issuance of shares upon conversion of warrants and options:

      In October 2000, we issued 500,000 common stock options to John M. Brenna, our Executive Vice President in connection with his employment agreement. Such options were granted pursuant to our 1997 Stock Option and Restricted Stock Plan and vest over a period of 3 years. Each option entitles the holder thereof, upon exercise, to one share of common stock at an exercise price of $3.60 per share. This transaction was a private placement made in reliance on Section 4(2) of the Act.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

      American Stock Exchange Listing
      -------------------------------

      On March 30, 2000, we applied to have our common stock listed on the Nasdaq National Market. On June 26, 2000, Nasdaq approved the listing of our common stock to be effective June 29, 2000. On June 28, 2000, Nasdaq informed us that our listing was "on hold" and requested additional information from us. In November 2000, the Nasdaq notified us that we satisfied all qualifications, except the minimum bid price, for our common stock to be listed on the Nasdaq National Market. Following a period of observing the daily minimum bid-price of our common stock, we applied to have our common stock listed on the American Stock Exchange ("AMEX"). Shortly thereafter, we were approved for AMEX listing and, on December 6, 2000, our common stock began trading on the AMEX.

      FDA Approval Status
      -------------------

      Our Breast Cancer System 2100 qualifies as a medical device under 21 U.S.C. 321(h) because it is intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease and does not interact chemically with the body. Typically, low risk, Class I or Class II devices that are substantially similar to approved products already on the market can obtain FDA clearance by the agency's pre-market notification known as a 510(k) filing. Sophisticated instruments that entail significant risk are generally classified as Class III devices and require manufacturers to submit a Pre-Market Application ("PMA") to the FDA. A PMA is much more complex and time-consuming to prepare than a 510(k) filing. A PMA typically contains a significant quantity of clinical testing, manufacturing and other data, all of which are carefully scrutinized by the FDA to demonstrate the product's safety, reliability and effectiveness.

      We do not believe that our Breast Cancer System 2100 requires us to submit a PMA to the FDA for approval. Notwithstanding, we have chosen to pursue FDA approval via the PMA process to gain market acceptance of our system. We believe that FDA approval of our Breast Cancer System 2100 will 1) enable us to reference medical efficacy claims in connection with the marketing of our Breast Cancer System 2100, 2) lend credibility to all of our imaging systems, 3) ease the task of introducing our other products to the market, 4) enhance physician acceptance of our systems, and 5) permit us to obtain designation of insurance payment codes for particular medical procedures.

      The FDA is permitting us to submit our PMA in five modules, thereby accelerating the data submittal process. To date, we have submitted four of the five required modules and have received FDA acceptance on each of the four modules submitted. We anticipate submitting our final module (Module 5) in early 2001. Although we anticipate that we will be able to obtain and assemble the data necessary to submit Module 5 as planned, any delay or difficulties experienced in the assembly and verification of patient data could delay our submission of Module 5. We cannot determine if, or when, we will ultimately obtain FDA approval of our Pre-Market Approval application.

      John M. Brenna Employment Agreement
      -----------------------------------

      On October 12, 2000, Mr. John M. Brenna signed a three-year employment agreement to serve as Executive Vice President. In connection therewith, 500,000 common stock options were granted as described in ITEM 2, Changes in Securities, above. Mr. Brenna's responsibilities include the strategic and global commercialization of our thermal imaging products, including the Breast Cancer System 2100 currently undergoing the Food and Drug Administration's regulatory approval process. During 1996-1999, Mr. Brenna was Executive Vice President of Marketing of Trex Medical, a Thermo-Electron company. He was also President and Chief Operating Officer of the LORAD division of Trex Medical, which specializes in advanced Breast Imaging and Stereotactic Biopsy systems. A copy of Mr. Brenna's employment agreement is attached hereto as
Exhibit 10.1.

      Current Registration Statements
      -------------------------------

      On October 16, 2000, we filed an amended combined registration statement on Form S-3, File #333-39654 Amendment No. 1, that included the common stock transactions covered by two prior registration statements. On October 26, 2000 we filed Amendment No. 2 to such registration statement and, on October 27, 2000, the Securities and Exchange Commission declared the combined registration statement effective. Accordingly, all common stock underlying the transactions covered by our Registration Statement #333-39654 can be sold, traded or otherwise transferred pursuant to the terms of such registration statement.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           Report on Form 8-K filed October 13, 2000 reporting the termination of Agreements with CTII dated October 28, 1999 and Purchase Order dated June 5, 2000.

           Report on Form 8-K filed November 3, 2000 reporting a change in accountants from H.J. & Associates to Deloitte and Touche, LLP.

           Exhibits. The following exhibits are filed hereto:

           9.1 Amended and Restated Voting Agreement dated December 15, 2000 between David B. Johnston and Computerized Thermal Imaging, Inc.

           9.2 Amended and Restated Voting Agreement dated December 15, 2000 between Daron C. Dillia dba Manhattan Financial Group and Computerized Thermal Imaging, Inc.

           10.1 Employment Agreement dated October 12, 2000 between Computerized Thermal Imaging, Inc. and John M. Brenna.

           10.2 Letter of Agreement Terminating Agreements with CTII dated October 28, 1999 and Purchase Order dated June 5, 2000 incorporated by reference to Form 8-K filed October 13, 2000.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              COMPUTERIZED THERMAL IMAGING, INC.
                              (Registrant)

                              /s/Richard V. Secord
Dated February 7, 2000        -----------------------------------------
                              Richard V. Secord
                              Chairman & Chief Executive Officer

                              /s/Kevin L. Packard
Dated February 7, 2000        -----------------------------------------
                              Kevin L. Packard
                              Chief Financial Officer, Secretary &
                              Treasurer