Form 10-Q/A
period 2000-12-31
COMPUTERIZED THERMAL IMAGING INC
filed 2001-05-18
CIK 1021853

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q/A

                                 AMENDMENT #1

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2000

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ___________ to _____________


                      Commission file number: 000-23955


                      COMPUTERIZED THERMAL IMAGING, INC.
            -----------------------------------------------------
            (Exact name of Registrant as specified in its charter)



            NEVADA                                87-0458721
-----------------------------------       ---------------------------------
(State or other jurisdiction of            (IRS Employer
incorporation or organization)             Identification No.)




         476 Heritage Park Blvd., Layton, UT          84041
         -----------------------------------        ----------------
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

                               EXPLANATORY NOTE

     This Amendment No. 1 to the Quarterly Report on Form 10-Q for Computerized Thermal Imaging, Inc. (the "Company") for the quarterly period ended December 31, 2000 is being filed to amend and restate in its entirety
Item 1 of Part I (Financial Statements) and Item 2 of Part I (Management's Discussion and Analysis of Financial Condition and Results of Operation) to give effect to the restatement of the accompanying unaudited condensed consolidated financial statements as discussed in Note A to the condensed consolidated financial statements. The restatements do not have any effect to the cash flows and to the total stockholders' equity of the Company. Other than reflecting these restatements for periods prior to December 31, 2000, and except as otherwise noted, the information included in this amendment has not been updated and subsequent reports should be reviewed for developments after December 31, 2000.

                        PART I - FINANCIAL INFORMATION


ITEM 1.

     The following comprise our condensed (unaudited) consolidated financial statements for the three and six-month periods ended December 31, 2000 and 1999.

                      COMPUTERIZED THERMAL IMAGING, INC.
                         (A Development Stage Company)
                    Condensed Consolidated Balance Sheets
                                 (UNAUDITED)



                                  ASSETS
                                  ------
                                                              December 31,            June 30,
                                                                  2000                  2000
                                                              ------------          ------------
CURRENT ASSETS
  Cash and cash equivalents                                   $  2,213,984          $  8,997,767
  Investment securities   available for sale                    24,026,629            26,034,399
  Accounts receivable, trade   net                                  95,693               177,254
  Inventory                                                        489,439               110,206
  Interest receivable                                              396,788               439,273
  Prepaid expenses                                                 155,421               204,541
  Miscellaneous receivables                                         44,000                     -
  Software maintenance contract                                          -               309,863
                                                              ------------          ------------
    Total Current Assets                                        27,421,954            36,273,303

PROPERTY AND EQUIPMENT, NET                                      1,086,216               567,936
SOFTWARE LICENSES, NET                                           3,061,604             3,447,289
GOODWILL, NET                                                   10,385,402            10,994,561

INTELLECTUAL PROPERTY RIGHTS, NET                                   46,481                49,334
ADVANCES TO AFFILIATES                                                   -               130,247
                                                              ------------          ------------
         TOTAL ASSETS                                         $ 42,001,657          $ 51,462,670
                                                              ============          ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

CURRENT LIABILITIES
  Accounts payable   trade                                    $    572,121          $    688,064
  Sales taxes payable                                               15,511                14,809
  Deferred revenues                                                      -             1,750,000
  Accrued liabilities                                              518,210               724,952
                                                              ------------          ------------
    Total Current Liabilities                                    1,105,842             3,177,825

COMMITMENTS AND CONTINGENCIES                                            -                     -

STOCKHOLDERS' EQUITY
  Convertible preferred stock, $5.00 par value,
    3,000,000 shares authorized                                          -                     -
  Common stock, $.001 par value, 200,000,000 shares
    authorized, 80,476,100 and 80,149,516 issued and
    outstanding, respectively                                       80,476                80,150
  Additional paid-in-capital                                    90,039,159            82,774,168
  Accumulated other comprehensive income                           173,831                32,492
  Losses accumulated during development stage                (  49,397,651)        (  34,601,965)
                                                              ------------          ------------
    Total Stockholders' Equity                                  40,895,815            48,284,845
                                                              ------------          ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 42,001,657          $ 51,462,670
                                                              ============          ============


         See notes to condensed consolidated financial statements.


                    COMPUTERIZED THERMAL IMAGING, INC.
                       (A Development Stage Company)
              Condensed Consolidated Statements of Operations
                                (UNAUDITED)

                                                                                        From
                                                                                     Inception
                               Three months ended           Six months ended          through
                                  December 31,                 December 31,         December 31,
                            --------------------------  --------------------------  ------------
                                2000          1999          2000          1999          2000
                            ------------  ------------  ------------  ------------  ------------
INCOME
  Sales revenues            $    116,042  $          -  $    195,707  $          -  $    524,990
  Cost of goods sold         (    48,780)            -   (    91,799)            -   (   268,735)
                            ------------  ------------  ------------  ------------  ------------
    Gross Margin                  67,262             -       103,908             -       256,255
                            ------------  ------------  ------------  ------------  ------------
COSTS AND EXPENSES
  General and administrative
    costs                      3,890,474       902,776     5,845,011     1,238,836    25,534,279
  Research and development
    costs                      2,378,855     1,251,617     4,002,648     2,005,508    16,149,412
  Depreciation and
    amortization expense         709,237        22,750     1,147,024        39,055     1,904,199
  Litigation settlement                -             -             -             -     1,097,434
                            ------------  ------------  ------------  ------------  ------------
    Total Costs and
      Expenses                 6,978,566     2,177,143    10,994,683     3,283,399    44,685,324
                            ------------  ------------  ------------  ------------  ------------

LOSS FROM OPERATIONS         ( 6,911,304)  ( 2,177,143)  (10,890,775)  ( 3,283,399)  (44,429,069)

OTHER INCOME AND EXPENSES
  Interest income                547,366         7,975     1,164,208         9,468     2,027,897
  Interest expense           (    35,705)            -   (    35,705)            -   ( 2,209,517)
  Income from sale of
    prototypes                         -             -             -             -       180,815
  Miscellaneous income                 -             -         2,552             -         2,552
                            ------------  ------------  ------------  ------------  ------------
    Total Other Income
      and Expenses               511,661         7,975     1,131,055         9,468         1,747
                            ------------  ------------  ------------  ------------  ------------

NET LOSS BEFORE
  EXTRAORDINARY ITEM         ( 6,399,643)  ( 2,169,168)  ( 9,759,720)  ( 3,273,931)  (44,427,322)

EXTRAORDINARY GAIN ON
  EXTINGUISHMENT OF DEBT               -             -             -             -        65,637
                            ------------  ------------  ------------  ------------  ------------
NET LOSS                    $( 6,399,643) $( 2,169,168) $( 9,759,720) $( 3,273,931) $(44,361,685)

OTHER COMPREHENSIVE
  INCOME
  Unrealized gain on
    available-for-sale
    securities                    81,338             -       141,339             -       173,831
                            ------------  ------------  ------------  ------------  ------------
TOTAL COMPREHENSIVE LOSS    $( 6,318,305) $( 2,169,168) $( 9,618,381) $( 3,273,931) $(44,187,854)
                            ============  ============  ============  ============  ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                 80,475,868    66,795,058    80,438,548    65,634,370
                            ============  ============  ============  ============

BASIC AND DILUTED LOSS
  PER SHARE                 $(      0.14) $(      0.03) $(      0.18) $(      0.05)
                            ============  ============  ============  ============


         See notes to condensed consolidated financial statements.


                    COMPUTERIZED THERMAL IMAGING, INC.
                       (A Development Stage Company)
              Condensed Consolidated Statements of Cash Flows
                                (UNAUDITED)
                                                                                        From
                                                                                     Inception
                               Three months ended           Six months ended          through
                                  December 31,                 December 31,         December 31,
                            --------------------------  --------------------------  ------------
                                2000          1999           2000         1999          2000
                            ------------  ------------  ------------  ------------  ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net loss                    $( 6,399,643) $( 2,169,168) $( 9,759,720) $( 3,273,931) $(44,361,685)
Adjustments to reconcile
  net loss to net cash
  used in operating
  activities:
  Depreciation and
    amortization                 709,237        22,750     1,147,024        39,055     1,904,199
  Loss (gain) on
    disposition of assets         24,589             -        77,532             -        68,876
  Amortization of bond
    (premium) discount, net   (   37,207)            -   (    60,543)            -     (  60,543)
  Amortization of debt
    issuance costs and
    discounts on notes                 -             -             -             -       937,969
 Common stock, warrants,
    and options issued as
    compensation                       -       342,235             -       374,108     9,196,801
  Warrants/options extended
    beyond expiration as
    compensation               1,687,250             -     1,687,250             -     1,687,250
  Common stock issued for
    interest expense                   -             -             -             -       423,596
  Common stock/warrants issued
    to settle litigation               -             -             -             -     1,136,380
  Options issued at
    discount to market as
    compensation expense         231,250             -       231,250             -       323,000
  Common stock issued for
    failure to complete
    timely registration                -             -             -             -        82,216
  Common stock issued to
    401(k) plan                        -             -             -             -        43,236
  Extraordinary gain on
    extinguishment of debt             -             -             -             -   (    65,637)
  Write-off of advances
    to affiliate                       -             -       130,537             -       130,537
  Changes in operating
    assets and
    liabilities (net of
    effects of acquisition):
      Accounts receivable
        trade               (     41,072)  (     3,600)       81,561   (     3,600)       25,673
      Inventory             (    129,132)            -   (   379,233)            -   (   312,681)
      Interest receivable         41,855             -        42,485             -   (   396,788)
      Prepaid expenses            56,468             -        49,120             -   (   155,421)
      Miscellaneous
        Receivables         (     21,617)            -   (    44,000)            -   (    44,000)
      Maintenance contract       146,027   (   650,000)      309,863   (   650,000)            -
      Accounts payable           260,492       829,374   (   115,943)      587,137       504,442
      Sales taxes payable          2,624             -           702             -        15,511
      Deferred revenues      ( 1,750,000)            -   ( 1,750,000)            -             -
      Accrued liabilities    (   237,461)            -   (   206,742)            -       518,210
                            ------------  ------------  ------------  ------------  ------------
Net Cash Used in Operating
  Activities                $( 5,456,340) $( 1,628,409) $( 8,558,857) $( 2,927,231) $(28,398,859)
                            ------------  ------------  ------------  ------------  ------------

         See notes to condensed consolidated financial statements.


                    COMPUTERIZED THERMAL IMAGING, INC.
                       (A Development Stage Company)
        Condensed Consolidated Statements of Cash Flows (Continued)
                                (UNAUDITED)

                                                                                        From
                                                                                     Inception
                               Three months ended           Six months ended          through
                                  December 31,                 December 31,         December 31,
                            --------------------------  --------------------------  ------------
                                2000          1999           2000         1999          2000
                            ------------  ------------  ------------  ------------  ------------
CASH FLOWS FROM INVESTING
  ACTIVITIES:

  Proceeds from sale of
    assets                             -             -             -             -         4,790
  Purchase of property
    and equipment            (   219,109)  (    13,706)   (  744,049)  (    85,207)  ( 1,603,255)
  Purchase of software
    license                  (       775)            -    (    2,410)            -   ( 3,852,410)
  Proceeds on sale of
    securities available
    for sale                   3,512,940             -     3,575,322             -     3,575,322
  Purchase of securities
    available for sale       (   299,876)            -   ( 1,301,966)            -   (27,330,366)
  Acquisition of Bales
    Scientific common
    stock                              -             -                           -   ( 5,642,880)
  Acquisition of minority
    interest of subsidiary             -   (    30,000)  (    40,000)  (    30,000)  (   100,000)
                            ------------  ------------  ------------  ------------  ------------
Net Cash (Used in)/Provided
  by Investing Activities      2,993,180   (    43,706)    1,486,897   (   115,207)  (34,948,799)
                            ------------  ------------  ------------  ------------  ------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:

  Common stock, warrants
    and options issued for
    cash                               -     2,566,626       310,850     4,045,084    63,867,471
  Stock offering costs                 -             -             -             -   ( 2,933,793)
  Cash paid in Bales
    acquisition                        -             -             -             -        38,822
  Advances to affiliates               -             -   (    22,673)            -   (   130,537)
  Advances (to)/from
    stockholders                       -    (   18,599)            -         7,042     2,320,738
  Proceeds from borrowings,
    net of issuance costs
    and accrued interest               -             -             -             -     3,576,131
  Retirement of notes and
    debentures                         -             -             -             -   ( 1,177,190)
                            ------------  ------------  ------------  ------------  ------------
Net Cash Provided by
  Financing Activities                 -     2,548,027       288,177     4,052,126    65,561,642
                            ------------  ------------  ------------  ------------  ------------
NET INCREASE (DECREASE)
  IN CASH AND CASH
  EQUIVALENTS                ( 2,463,160)      875,912   ( 6,783,783)    1,009,688     2,213,984

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD       4,677,144       270,938     8,997,767       137,162             -
                            ------------  ------------  ------------  ------------  ------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD          $  2,213,984  $  1,146,850  $  2,213,984  $  1,146,850  $  2,213,984
                            ============  ============  ============  ============  ============



         See notes to condensed consolidated financial statements.

                    COMPUTERIZED THERMAL IMAGING, INC.
                       (A Development Stage Company)
        Condensed Consolidated Statements of Cash Flows (Continued)
                                (UNAUDITED)


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

SUPPLEMENTAL SCHEDULE OF
  NON-CASH FINANCING AND
  INVESTING ACTIVITIES

Common stock issued to
  individuals to acquire
  minority interest of
  subsidiary                           -             -             -       165,000       165,500

Common stock issued as
  consideration for
  Bales Scientific, Inc.               -             -             -             -     5,500,000

Options issued for
  offering costs                       -             -             -             -       744,282

Common stock issued for
  advances from
  shareholders                         -             -             -             -     2,320,738

Common stock issued for
  notes payable, accrued
  discount and interest                -             -             -             -     2,224,953

Common stock issued for
  liabilities                          -             -             -             -        50,000

Deemed dividend on
  extension of warrants        5,035,966             -     5,035,966             -     5,035,966






         See notes to condensed consolidated financial statements.


                COMPUTERIZED THERMAL IMAGING, INC.
                  (A Development Stage Company)
       Notes to Condensed Consolidated Financial Statements



NOTE A.  UNAUDITED FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of results of operations have been included in the financial statements. Results for interim periods are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in connection with the audited consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-KSB.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results may differ from these estimates.

     Prior Period Adjustments
     ------------------------

     Subsequent to the issuance of the Company's financial statements for the period ended December 31, 2000, management reconsidered the accounting treatment of transactions involving (i) the extension to December 31, 2000 of warrants originally scheduled to expire on December 31, 1999 and (ii) warrants issued for advertising services and litigation settlement. The Company had revised its original accounting of these transactions and reflected the revised accounting in its financial statements included in its quarterly report for the period ended December 31, 2000 on Form 10-Q. The Company's management has determined that the original accounting of these transactions was in fact appropriate. As a result, the financial statements for the periods ended December 30, 2000, the previously revised financial statements for the periods ended December 30, 1999 and stockholders' equity as of June 30, 2000 have been restated from the amounts previously reported to reflect these adjustments.

     A summary of the significant effects of the restatement is as follows:


                                         As Previously
                                            Reported            As Restated
                                         -------------         -------------
For the three months ended
 December 31, 1999
---------------------------------------
   General and administrative costs      $   1,823,483          $    902,776
   Net loss                                 (3,089,875)           (2,169,168)
   Basic and diluted loss per share              (0.08)                (0.03)


For the six months ended
 December 31, 2000
---------------------------------------
   Basic and diluted loss per share              (0.19)                (0.18)


For the six months ended
 December 31, 1999
---------------------------------------
   General and administrative costs          2,163,640             1,238,836
   Net loss                                 (4,198,735)           (3,273,931)
   Basic and diluted loss per share              (0.10)                (0.05)


From Inception on June 10, 1987 through
 December 31, 2000
---------------------------------------
   General and administrative costs         26,375,100            25,534,279
   Net loss                                (45,349,506)          (44,361,685)


As of June 30, 2000
---------------------------------------
   Additional paid-in-capital               86,247,518            82,774,168
   Accumulated deficit                     (38,075,337)          (34,601,965)


As of December 31, 2000
---------------------------------------
   Additional paid-in-capital               93,684,786            90,039,159
   Accumulated deficit                     (53,043,278)          (49,397,651)


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

NOTE B. NEW ACCOUNTING STANDARD AND GUIDANCE

     Accounting for Derivative Instruments and Hedging Activities
     ------------------------------------------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", subsequently amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires an entity to recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at their fair value. The Company adopted the statement on July 1, 2000 and has determined that the adoption of SFAS 133 did not have a material effect on the financial condition of the Company.

     Revenue Recognition
     -------------------

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The SAB summarizes the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Company has reviewed its revenue recognition policies and has determined that they comply with the principles set forth in SAB No. 101. Accordingly, the issuance of SAB No. 101 did not have any effect on the Company's financial position or results of operation.

NOTE C. INVENTORIES

     Inventories are stated at the lower-of-cost or market with cost determined using first-in first-out. Inventories consist of the following:

                                          December 31, 2000     June 30, 2000
                                             ----------           ----------
Raw materials and work-in-process            $  447,798           $  110,206
Finished goods                                   23,269                    -
Supplies                                         18,372                    -
                                             ----------           ----------
                                             $  489,439           $  110,206
                                             ==========           ==========

NOTE D. INCOME TAXES

     The Company uses the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial statement amounts at the end of each reporting period. The Company has reviewed its net deferred tax assets, together with net operating loss carryforwards, and has provided a valuation allowance to reduce its potential deferred tax assets to their net realizable value. In making this determination, the Company has considered the Company's history of tax losses incurred since inception and the fact that the Company is still within the development stage.

NOTE E.  GOODWILL

     Costs in excess of the fair value of identifiable net assets of acquired entities are being amortized over their useful life. During the second quarter of fiscal year 2001, the Company reduced the amortization period of goodwill from 15 years to 10 years resulting in $262,000 of additional amortization expense recorded in the current quarter.

NOTE F.  STOCK WARRANTS AND OPTIONS

     During the second quarter of fiscal year 2001, 500,000 stock options were issued at an 11.38 percent discount to market to an employee of the Company and 1,000,000 employee stock options, originally scheduled to expire on December 20, 2000, were extended to September 18, 2001. As a result of the issuance and extension of the stock options, the Company recorded additional compensation expense of $1,918,500. The additional expense has no net effect to the cash flows or total stockholders' equity of the Company.

NOTE G.  CONTINGENCIES

     At December 31, 2000, the Company was not involved in any pending or threatened legal disputes that the Company believes would have a material adverse impact on the Company's financial statements.

NOTE H.  CANCELLATION OF AGREEMENTS WITH CTII

      Pursuant to certain agreements entered into in fiscal 2000 to market and deploy our Breast Cancer System 2100 throughout Central and South America, the Company accepted a purchase order on June 6, 2000 for the sale of 10 Breast Cancer Systems for $5 million to Computerized Thermal Imaging International, Inc. ("CTII"), an entity in which the Company received a 15-percent interest pursuant to the agreements. The Company received a down payment of $1.75 million (which was recorded as deferred revenue as of June 30, 2000), with the remaining $3.25 million to be received upon delivery of the systems. The invoice obligated the Company to deliver the 10 systems to CTII on, or about, mid-October, 2000. Additionally, the Company expected to issue 500,000 options upon the delivery and placement of such systems into commercial use.

      In late September 2000, the Company advised CTII of its desire to renegotiate the foregoing agreements given the substantial change in market conditions, the increased value of the Company's common stock and unresolved issues concerning the deployment of the Company's systems in Mexico. On October 11, 2000, following attempts to reach more favorable terms, the Company concluded it was in the best interests of the Company and its shareholders to mutually terminate the agreements and the purchase order for the 10 units. Accordingly, the agreements and purchase order were terminated and the Company refunded the $1.75 million down payment received from CTII on the initial order of the 10 units. In connection with the termination of the agreements, the Company's obligation to issue options to CTII was eliminated, the Company's 15% ownership in CTII reverted back to the remaining principals of CTII, and each party to the agreements will bear the respective costs of any performance under the agreements.

NOTE I. RECLASSIFICATIONS

     Certain 1999 amounts have been reclassified to conform to the 2000 presentations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This document contains forward-looking statements about our business and future. The United States Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Our forward-looking statements are expressed in good faith and we believe that there is a reasonable basis for us to make them. However, readers are cautioned not to place undue reliance on such statements. Forward-looking statements include, but are not limited to, statements about our: 1) plans; 2) objectives; 3) goals; 4) strategies; 5) expectations for the future; 6) future performance and events; 7) underlying assumptions for all of the above; and 8) other statements that are not statements of historical fact.

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

     The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto contained in our Form 10-KSB for the fiscal year ended June 30, 2000.

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

     We are presently making the transition from a research and development stage company to a commercial operating company. This transition anticipates final approval of our Breast Cancer System 2100 currently undergoing FDA evaluation. We can make no assurances that we will ultimately obtain FDA approval of our Breast Cancer System 2100 or, that if approved, we will be able to successfully make the transition to a commercial operating company and sell our products on a broad basis. While attempting to make this transition, we will be subject to all risks inherent in a growing venture, including, but not limited to, the need to develop and manufacture reliable and effective products, develop marketing expertise and expand our sales force. There can be no assurance that we will achieve profitable operations.

     General
     -------

     Computerized Thermal Imaging, Inc. ("we", "us", "our", and "the Company") is in business to enhance the quality of human life through cost-effective, superior diagnostics. Our research indicates that data generated by our infrared imaging system can help physicians detect many diseases, disorders, and injuries within the body's physiological, neurological, and vascular systems that may go undetected using conventional imaging modalities. Realizing that our non-invasive, painless imaging system can be applied to the public good, we have placed our primary focus on an area of great need: breast cancer detection. This decision resulted in the development of our Breast Cancer System 2100 ("Breast Cancer System"). We are presently seeking FDA premarket approval ("PMA") of this system as an adjunct to mammography. The purpose of our PMA Application and clinical trial is to establish the efficacy of our Breast Cancer System to consistently distinguish between malignant and benign tissue and, thereby, significantly reduce the number of unnecessary breast biopsies performed each year. We have submitted, and received acceptance on, four of the five modules to be submitted to the FDA as part of our PMA Application. In late 2000, we completed the data collection phase of our clinical trial and expect to submit the fifth, and final, module following compilation and analysis of the clinical results prior to June 30, 2001.

     In addition to screening for breast cancer, we believe our thermal imaging technology also shows promise in the treatment of pain, the identification of musclo-skeletal abnormalities, and the non-destructive testing of structural components. In connection therewith, we design, manufacture and sell our Photonic Stimulator designed to improve vascularity and increase blood flow circulation in the treatment of pain. Specifically, we have recently initiated practical studies to demonstrate the Photonic Stimulator's usefulness in the treatment of diabetic neuropathy. We also develop, manufacture, and sell unique industrial applications of our technology to address the non-destructive inspection of aging aircraft, electronics, composites, metals and other advanced materials, as well as breakthroughs in the inspection of turbine blades of large power-generation equipment. To date, our line of products consists of our Breast Cancer System (currently undergoing FDA review), our Photonic Stimulator, our Thermal Image Processor, and our Turbine Blade Inspection System.

     We are presently transitioning from development stage to commercialization. In March 2000, we raised over $44 million to support this transition and complete our PMA Application. We have had limited revenues from operations and essentially no sales of any magnitude related to our Breast Cancer System. To date, revenues have been generated primarily from sales of our Photonic Stimulator and Thermal Image Processor and services provided in connection with our Turbine Blade Inspection System. In January of our fiscal year 2001, we initiated a marketing campaign designed to establish the distribution channels for our products. In connection therewith, we recently executed agreements with distribution agents to market our products. Orders resulting from our marketing campaign exceeded $850,000 during the quarter ended March 31, 2001. These orders will be recognized as revenues in future periods in accordance with, and to the extent permitted by, generally accepted accounting principles and regulations promulgated by the Securities and Exchange Commission.

     We are publicly traded on the American Stock Exchange under the "CIO" ticker symbol. As of May 11, 2001, we have 80,548,763 shares of common stock outstanding held by approximately 29,000 known shareholders. Known shareholders are comprised primarily of individual investors. In addition to the issued and outstanding common stock, we have approximately 18.7 million shares underlying warrants and options that remain unexercised, including warrants and options not fully vested as of the date hereof. Accordingly, on a fully diluted basis, we have approximately 99 million common shares outstanding, 24.1% of which is beneficially owned by insiders and affiliates. In addition to the foregoing, we own 98.1 percent of Computerized Thermal Imaging Company (previously known as Thermal Medical Imaging, Inc.) and 100 percent of Bales Scientific, Inc. We have no other interest in any other entity.

     Capital is required, in part, to satisfy general corporate expenses, salaries, software license and maintenance contract payments, manufacturing costs, professional fees to comply with securities reporting requirements, costs of clinical trials and technical support, FDA consulting expenses, acquisition of technology, costs of litigation, and expenses associated with the private placement and registration of our securities. Our capital resources are principally derived from the sale and private placement of our common stock and warrants and the exercise of our common stock warrants and options.

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

     Interest income in the quarter ended December 31, 2000 increased $539,391 compared with the same quarter of 1999, to $547,366. This increase is primarily the result of investing the proceeds from the private placement of our common stock during the quarter ended March 31, 2000.

     Costs and Expenses
     ------------------

     General and Administrative Expenses. General and administrative expenses for the quarter ended December 31, 2000 increased $2,987,698 or 331% over the same quarter in 1999, to $3,890,474. This increase is primarily a result of
1) additional compensation expense of $2,339,922 ($1,687,250 resulting from the extension of stock options beyond their scheduled date of expiration, $231,250 arising from the issuance of employee stock options at a discount to market, and $421,422 resulting from a material increase in the number of employees); 2) additional legal expenses of $236,526 incurred in connection with our Nasdaq listing application, regulatory filings, and various legal matters; and 3) a $141,350 increase in travel costs.

     Research and Development Expenses. Research and development expenses for the quarter ended December 31, 2000 increased $1,127,238, or 90%, over the same quarter in 1999, to $2,378,855. The increase is primarily a result of 1) a $166,255 increase in clinic trial expenses; 2) a $515,072 increase in salaries as a result of a material increase in the number of employees; 3) a $149,477 increase in software license fees, and 4) a $183,398 increase in equipment and supplies.

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

     Net Loss
     --------

     As a result of the foregoing, we incurred a loss of $6,399,643 for the quarter ended December 31, 2000 compared to a loss of $2,169,168 for the quarter ended December 31, 1999. After accounting for dividends deemed paid to specified warrant holders on the extension of their warrants, we incurred a loss of $11,435,609 for the quarter ended December 31, 2000 compared to a loss of $2,169,168 for the quarter ended December 31, 1999.

     For the quarter ended December 31, 2000, the loss attributable to common shareholders was $11,435,609, or $(0.14) per share, compared to a loss attributable to common shareholders of $2,169,168, or $(0.03) per share, for the quarter ended December 31, 1999.

SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1999.
-----------------------------------------------------------------------------

     Revenues
     --------

     Revenues for the six months ended December 31, 2000 totaled $195,707. These revenues resulted entirely from product sales by Bales Scientific, our subsidiary, which we acquired in April 2000. Accordingly, we had no revenues for the comparative period ended December 31, 1999.

     Interest income in the six months ended December 31, 2000 increased $1,154,740 compared with the same period of 1999, to $1,164,208. This increase is primarily the result of investing the proceeds from the private placement of our common stock during the quarter ended March 31, 2000.

     Costs and Expenses
     ------------------

     General and Administrative Expenses. General and administrative expenses for the six months ended December 31, 2000 increased $4,606,175, or 372% over the same period in 1999 to $5,845,011. This increase is primarily a result of
1) additional compensation expense of $2,563,189 ($1,687,250 resulting from the extension of stock options beyond their scheduled date of expiration, $231,250 arising from the issuance of employee stock options at a discount to market, and $644,689 resulting from a material increase in the number of employees); 2) additional legal expenses of $670,208 incurred in connection with our Nasdaq listing application, regulatory filings, and various legal matters; 3) a $176,231 increase in professional services; 4) a $512,239 increase in stockholder service/public relations costs as a result of our involvement with the RSNA Conference in Chicago and USA Track & Field Team during the Sydney 2000 Olympics; and 5) a $222,783 increase in travel costs.

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

     Net Loss
     --------

     As a result of the foregoing, we incurred a loss of $9,759,720 for the six months ended December 31, 2000 compared to a loss of $3,273,931 for the six months ended December 31, 1999. After accounting for dividends deemed paid to specified warrant holders on the extension of their warrants, we incurred a loss of $14,795,686 for the quarter ended December 31, 2000 compared to a loss of $3,273,931 for the quarter ended December 31, 1999.

     For the six months ended December 31, 2000, the loss attributable to common shareholders was $14,795,686, or $(0.18) per share, compared to a loss attributable to common shareholders of $3,273,931, or $(0.05) per share, for the six months ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Sources of Liquidity
     --------------------

     Our net working capital at December 31, 2000 was $26,316,112 compared to $670,757 at December 31, 1999. The ratio of current assets to current liabilities was 24.8 to 1.0 at December 31, 2000 compared to 2.4 to 1.0 at December 31, 1999.

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

     Our capital requirements may vary from our estimates and depend on numerous factors including, but not limited to: 1) progress in our research and development programs; 2) results of pre-clinical and clinical testing; 3) costs of technology; 4) time and costs involved in obtaining regulatory approvals; 5) hiring of additional personnel to carry out our plan of operations; 6) costs of filing, defending and enforcing any patent claims and other intellectual property rights; 7) economic impact of competing technological and market developments; 8) the costs of transitioning to a commercial enterprise; 8) the costs to manufacture our products; and 9) the terms of any new collaborative, licensing and other arrangements that we may establish.

     We estimate that we will require approximately $17 million in cash to meet our business plan and obligations for the 12-month period ending December 31, 2001 including approximately $6.8 million in engineering and manufacturing design costs and research and development to continue and/or initiate clinical trials, test our systems in connection with industrial and other medical applications and complete our FDA Pre-Market Approval application with the FDA, $2.0 million for day-to-day operating expenses including lease payments on our facilities, $4.6 million to cover salaries, $1.1 million in capital equipment, $1.8 million for public relations, advertising, and commercialization of our products, and $.7 million for legal and accounting for SEC compliance with reporting obligations, on-going litigation, and general legal representation. As of March 31, 2001, we have 53 employees and plan to hire additional employees as we move towards completion of the FDA approval process and develop our marketing and distribution plan.

     Certain aspects of our Plan of Operation for the next twelve months include: 1) completion of FDA Pre-Market Approval application on our Breast Cancer System 2100; 2) development and initiation of our plan for commercialization of our products including development of relationships with distributors; and 3) development and commercialization of our technologies into industrial application.

     We have a financing arrangement (discussed in "Sources of Liquidity" above) whereby Beach is currently required to provide us with up to $4,000,000 in financing from time to time under certain conditions and then only if we desire to obtain financing from Beach. This financing arrangement is in the form of a Securities Purchase Agreement whereby Beach purchases shares of our common stock at a 15% discount to the market price of our common stock at the time of the funding. We can provide no assurances that we will require additional funding under the Securities Purchase Agreement or, if we desire additional funding, we will meet the terms of the Securities Purchase Agreement necessary to require additional funding. Furthermore, any issuance of shares to Beach could have a severe dilutive effect on the existing holders of our common stock.

     There are currently outstanding options and warrants covering approximately 16.6 million shares that can be exercised or converted with exercise prices ranging from $.60 to $9.0625 (representing gross proceeds to us, upon conversion, of approximately $45.8 million). Of the estimated $45.8 million in gross proceeds available to us upon conversion of vested options and warrants, approximately $6.4 million is attributable to options and warrants expiring in 2001, approximately $5.3 million is attributable to options and warrants expiring in 2002, approximately $3.0 million is attributable to options and warrants expiring in 2003, approximately $30.5 million is attributable to options and warrants expiring in 2005, and approximately $0.6 million is attributable to warrants and options which expire after 2005. Additional proceeds of approximately $9 million may become available to us at a future date upon the vesting and exercise of yet unvested options. As of March 31, 2001, we had outstanding: a) 7,933,751 immediately exercisable options to purchase our common stock at exercise prices ranging from $.60 to $9.0625 per share; b) 2,074,285 options to purchase our common stock at exercise prices ranging from $.76 to $7.71875 that vest at future dates pursuant to various agreements; and c) immediately exercisable warrants to purchase 8,715,431 shares of our common stock at prices ranging from $.72 to $7.25 per share.

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

                                         COMPUTERIZED THERMAL IMAGING, INC.
                                         (Registrant)

                                         /s/Richard V. Secord
Dated May 17, 2001                       -----------------------------------
                                         Richard V. Secord
                                         Chairman & Chief Executive Officer

                                         /s/Kevin L. Packard
Dated May 17, 2001                       -----------------------------------
                                         Kevin L. Packard
                                         Chief Financial Officer, Secretary &
                                         Treasurer