Form 10-Q
period 2001-03-31
COMPUTERIZED THERMAL IMAGING INC
filed 2001-05-18
CIK 1021853

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended March 31, 2001


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from ___________ to _____________


                      Commission file number: 000-23955


                      COMPUTERIZED THERMAL IMAGING, INC.
            -----------------------------------------------------
            (Exact name of Registrant as specified in its charter)



                  NEVADA                       87-0458721
   -----------------------------------   ---------------------------------
   (State or other jurisdiction of        (IRS Employer
   incorporation or organization)          Identification No.)


Two Centerpointe Way, Suite 450 Portland, Oregon     97035
------------------------------------------------    -------
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

     APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, par value $0.001, of which 80,548,763 shares were issued and outstanding as of May 11, 2001.

                      COMPUTERIZED THERMAL IMAGING, INC.

                                  FORM 10-Q

                               QUARTERLY REPORT

                              TABLE OF CONTENTS


PART I -  FINANCIAL INFORMATION

ITEM 1.  Financial Statements............................................. 3

         Condensed Consolidated Balance Sheets as of March
         31, 2001 and June 30, 2000....................................... 3

         Condensed Consolidated Statements of Operations
         for the three and nine months ended March 31, 2001
         and 2000 and for the period from inception on June
         10, 1987 to March 31, 2001....................................... 4

         Condensed Consolidated Statements of Cash Flows
         for the three and nine months ended March 31, 2001
         and 2000 and for the period from inception on June
         10, 1987 to March 31, 2001....................................... 5

         Notes to Consolidated Financial Statements....................... 8

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................10

ITEM 3.  Quantitative and Qualitative Disclosure of Market Risk...........18

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.................................................19

ITEM 2. Changes in Securities.............................................20

ITEM 3. Defaults upon Senior Securities...................................20

ITEM 4. Submission of Matters to a Vote of Security Holders...............20

ITEM 5. Other Information.................................................20

ITEM 6. Exhibits and Reports on Form 8-K..................................22

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.

       The following comprise our condensed (unaudited) consolidated financial statements for the three and nine-month periods ended March 31, 2001 and 2000.


                      COMPUTERIZED THERMAL IMAGING, INC.
                         (A Development Stage Company)

                   Condensed Consolidated Balance Sheets
                                (UNAUDITED)



                                  ASSETS
                                  ------
                                                                March 31,             June 30,
                                                                  2001                  2000
                                                              ------------          ------------
CURRENT ASSETS
  Cash and cash equivalents                                   $  1,105,794          $  8,997,767
  Investment securities   available for sale                    21,086,859            26,034,399
  Accounts receivable, trade   net                                 100,331               177,254
  Inventory                                                        717,556               110,206
  Interest receivable                                              343,177               439,273
  Prepaid expenses                                                  73,968               204,541
  Software maintenance contract                                          -               309,863
                                                              ------------          ------------
    Total Current Assets                                        23,427,685            36,273,303

PROPERTY AND EQUIPMENT, NET                                      1,253,203               567,936
SOFTWARE LICENSES, NET                                           2,871,274             3,447,289
GOODWILL, NET                                                   10,106,959            10,994,561
INTELLECTUAL PROPERTY RIGHTS, NET                                   45,249                49,334
ADVANCES TO AFFILIATES                                                   -               130,247
                                                              ------------          ------------
         TOTAL ASSETS                                         $ 37,704,370          $ 51,462,670
                                                              ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
  Accounts payable   trade                                    $    426,783          $    688,064
  Sales taxes payable                                                1,733                14,809
  Deferred revenues                                                      -             1,750,000
  Accrued liabilities                                              777,058               724,952
                                                              ------------          ------------
    Total Current Liabilities                                    1,205,574             3,177,825

COMMITMENTS AND CONTINGENCIES                                            -                     -

STOCKHOLDERS' EQUITY
  Convertible preferred stock, $5.00 par value,
    3,000,000 shares authorized                                          -                     -
  Common stock, $.001 par value, 200,000,000 shares
    authorized, 80,488,138 and 80,149,516 issued and
    outstanding on March 31, 2001 and June 30, 2000                 80,488                80,150
  Additional paid-in-capital                                    90,425,758            82,774,168
  Accumulated other comprehensive income                           204,939                32,492
  Accumulated deficit                                        (  54,212,389)        (  34,601,965)
                                                              ------------          ------------
    Total Stockholders' Equity                                  36,498,796            48,284,845
                                                              ------------          ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 37,704,370          $ 51,462,670
                                                              ============          ============

         See notes to condensed consolidated financial statements.

                                     3

                    COMPUTERIZED THERMAL IMAGING, INC.
                       (A Development Stage Company)
              Condensed Consolidated Statements of Operations
                                (UNAUDITED)

                                                                                        From
                                                                                    Inception on
                               Three months ended            Nine months ended      June 10, 1987
                                     March 31,                   March 31,            through
                            --------------------------  --------------------------    March 31,
                                2001          2000          2001          2000          2001
                            ------------  ------------  ------------  ------------  ------------
INCOME
  Sales revenues            $    106,712  $          -  $    302,419  $          -  $    631,702
  Cost of goods sold         (    41,759)            -   (   133,558)            -   (   310,494)
                            ------------  ------------  ------------  ------------  ------------
    Gross Margin                  64,953             -       168,861             -       321,208
                            ------------  ------------  ------------  ------------  ------------
COSTS AND EXPENSES
  General and administrative
    costs                      2,775,127       858,840     8,620,138     2,097,676    28,309,406
  Research and development
    costs                      1,989,246     1,190,557     5,991,894     3,196,065    18,138,658
  Depreciation and
    amortization expense         544,038       212,352     1,691,062       251,407     2,448,237
  Litigation and settlement
    expenses                           -        62,500             -        62,500     1,097,434
                            ------------  ------------  ------------  ------------  ------------
    Total Costs and
      Expenses                 5,308,411     2,324,249    16,303,094     5,607,648    49,993,735
                            ------------  ------------  ------------  ------------  ------------

LOSS FROM OPERATIONS         ( 5,243,458)  ( 2,324,249)  (16,134,233)  ( 5,607,648)  (49,672,527)

OTHER INCOME AND EXPENSES
  Interest income                424,720       259,365     1,588,928       268,833     2,452,617
  Interest expense                     -   (       576)  (    35,705)  (       576)  ( 2,209,517)
  Income from sale of
    prototypes                         -             -             -             -       180,815
  Miscellaneous income             4,000             -         6,552             -         6,552
                            ------------  ------------  ------------  ------------  ------------
    Total Other Income
      and Expenses               428,720       258,789     1,559,775       268,257       430,467
                            ------------  ------------  ------------  ------------  ------------

LOSS BEFORE
  EXTRAORDINARY ITEM         ( 4,814,738)  ( 2,065,460)  (14,574,458)  ( 5,339,391)  (49,242,060)

EXTRAORDINARY GAIN ON
  EXTINGUISHMENT OF DEBT               -             -             -             -        65,637
                            ------------  ------------  ------------  ------------  ------------
NET LOSS                     ( 4,814,738)  ( 2,065,460)  (14,574,458)  ( 5,339,391)  (49,176,423)

OTHER COMPREHENSIVE
  INCOME
  Unrealized gain on
    available-for-sale
    securities                    31,108             -       172,447             -       204,939
                            ------------  ------------  ------------  ------------  ------------
TOTAL COMPREHENSIVE LOSS    $( 4,783,630) $( 2,065,460) $(14,402,011) $( 5,339,391) $(48,971,484)
                            ============  ============  ============  ============  ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                 80,486,460    67,218,472    80,456,637    65,684,683
                            ============  ============  ============  ============
BASIC AND DILUTED LOSS
  PER SHARE                 $(      0.06) $(      0.03) $(      0.24) $(      0.08)
                            ============  ============  ============  ============

         See notes to condensed consolidated financial statements.





                    COMPUTERIZED THERMAL IMAGING, INC.
                       (A Development Stage Company)
              Condensed Consolidated Statements of Cash Flows
                                (UNAUDITED)

                                                                                        From
                                                                                    Inception on
                               Three months ended            Nine months ended      June 10, 1987
                                     March 31,                   March 31,            through
                            --------------------------  --------------------------    March 31,
                                2001          2000          2001          2000          2001
                            ------------  ------------  ------------  ------------  ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net loss                    $( 4,814,738) $( 2,065,460) $(14,574,458) $( 5,339,391) $(49,176,423)
Adjustments to reconcile
  net loss to net cash
  used in operating
  activities:
  Depreciation and
    amortization                 544,038       212,352     1,691,062       251,407     2,448,237
  Amortization of debt
    issuance costs and
    discounts on notes                 -             -             -             -       937,969
  Amortization of bond
    (premium) discount, net          635             -        17,624             -        17,624
  Common stock, warrants,
    and options issued as
    compensation                 137,000        58,098       137,000       432,206    10,008,594
  Variable options marked to
    market as compensation       196,103             -       196,103             -       196,103
  Warrants/options extended
    beyond expiration as
    compensation                       -             -     1,687,250             -     1,687,250
  Common stock issued for
    interest expense                   -             -             -             -       423,596
  Common stock/warrants issued
    to settle litigation               -             -             -             -       514,380
  Options issued at discount
    to market as compensation          -             -       231,250             -       231,250
  Common stock issued for
    failure to complete
    timely registration                -             -             -             -        82,216
  Common stock issued to
    401(k) plan                   52,751        43,226        52,751        43,226        95,977
  Extraordinary gain on
    extinguishment of debt             -             -             -             -   (    65,637)
  Write-off of advances
    to affiliate                       -             -       130,537             -       130,537
  Changes in operating
    assets and liabilities
   (net of effects of
    acquisition):
      Accounts receivable
        trade                (     4,638)  (    27,182)       76,923   (    30,782)       21,035
      Inventory              (   228,117)            -   (   607,350)            -   (   540,798)
      Interest receivable         53,611             -        96,096             -   (   343,177)
      Prepaid expenses            81,453             -       130,573             -   (    73,968)
      Miscellaneous
        Receivables               44,000             -             -             -             -
      Maintenance contract                     178,082       309,863   (   471,918)            -
      Accounts payable       (   145,337)    1,346,198   (   261,280)    1,945,335       359,104
      Sales taxes payable    (    13,779)            -   (    13,077)            -         1,733
      Deferred revenues                -             -   ( 1,750,000)            -             -
      Accrued liabilities        258,847             -        52,106             -       777,058
                            ------------  ------------  ------------  ------------  ------------
Net Cash Used in Operating
  Activities                $( 3,838,171) $(   254,686) $(12,397,027) $( 3,169,917) $(32,267,340)
                            ------------  ------------  ------------  ------------  ------------

         See notes to condensed consolidated financial statements.




                    COMPUTERIZED THERMAL IMAGING, INC.
                       (A Development Stage Company)
        Condensed Consolidated Statements of Cash Flows (Continued)
                                (UNAUDITED)


                                                                                        From
                                                                                    Inception on
                               Three months ended            Nine months ended      June 10, 1987
                                     March 31,                   March 31,            through
                            --------------------------  --------------------------    March 31,
                                2001          2000          2001          2000          2001
                            ------------  ------------  ------------  ------------  ------------
CASH FLOWS FROM INVESTING
  ACTIVITIES:

  Proceeds from sale of
    assets                             -             -            -              -         4,790
  Purchase of property
    and equipment            (   241,017)  (   139,561)  (  985,066)   (   236,768)  ( 1,844,272)
  Purchase of software
    license                                          -   (    2,410)             -   ( 3,852,410)
  Proceeds on sale of
    securities available
    for sale                   2,970,240             -     6,575,872             -     6,575,872
  Purchase of securities
    available for sale                 -             -   ( 1,332,277)            -   (27,330,366)
  Acquisition of Bales
    Scientific common
    stock                              -             -                           -   ( 5,642,880)
  Acquisition of minority
    interest in subsidiary             -   (    30,000)  (    40,000)  (    60,000)  (   100,000)
                            ------------  ------------  ------------  ------------  ------------
Net Cash (Used in) Provided
  by Investing Activities      2,729,223   (   169,561)    4,216,119   (   296,768)  (32,189,266)
                            ------------  ------------  ------------  ------------  ------------
CASH FLOWS FROM FINANCING
  ACTIVITIES:

  Common stock, warrants
    and options issued for
    cash                             758    49,460,275       311,608    53,505,359    63,868,229
  Stock offering costs                 -   ( 2,933,793)            -   ( 2,933,793)  ( 2,933,793)
  Cash paid in Bales
    acquisition                        -             -             -             -        38,822
  Advances to affiliates               -             -   (    22,673)            -   (   130,537)
  Advances (to)/from
    stockholders                       -   (     7,042)            -              -    2,320,738
  Proceeds from borrowings,
    net of debt issuance
    costs and accrued
    interest                           -        45,793             -        45,793     3,576,131
  Retirement of notes and
    debentures                         -             -             -             -   ( 1,177,190)
                            ------------  ------------  ------------  ------------  ------------
Net Cash Provided by
  Financing Activities               758    46,565,233       288,935    50,617,359    65,562,400
                            ------------  ------------  ------------  ------------  ------------
NET INCREASE (DECREASE)
  IN CASH AND CASH
  EQUIVALENTS                ( 1,108,190)   46,140,986   ( 7,891,973)   47,150,674     1,105,794

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD       2,213,984     1,146,850     8,997,767       137,162             -
                            ------------  ------------  ------------  ------------  ------------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD          $  1,105,794  $ 47,287,836  $  1,105,794  $ 47,287,836  $  1,105,794
                            ============  ============  ============  ============  ============


         See notes to condensed consolidated financial statements.

                                     6


                    COMPUTERIZED THERMAL IMAGING, INC.
                       (A Development Stage Company)
        Condensed Consolidated Statements of Cash Flows (Continued)
                                (UNAUDITED)


                                                                                        From
                                                                                    Inception on
                               Three months ended            Nine months ended      June 10, 1987
                                     March 31,                   March 31,            through
                            --------------------------  --------------------------    March 31,
                                2001          2000          2001          2000          2001
                            ------------  ------------  ------------  ------------  ------------
SUPPLEMENTAL CASH FLOW
  INFORMATION

Cash paid for:
  Interest expense          $          -  $          -  $     35,705  $          -  $     35,705
  Income taxes                         -             -             -             -             -

SUPPLEMENTAL SCHEDULE OF
  NON-CASH FINANCING AND
  INVESTING ACTIVITIES

Common stock issued to
  individuals to acquire
  minority interest in
  subsidiary                $          -  $          -  $          -  $          -  $    165,500

Common stock issued as
  consideration for
  Bales Scientific, Inc.               -             -             -             -     5,500,000

Options issued for
  offering costs                       -             -             -             -       744,282

Common stock issued for
  offering costs                                                   -        75,000       300,634

Common stock issued for
  notes payable, accrued
  discount and interest                -             -             -             -     2,224,953

Common stock issued for
  liabilities                          -             -             -             -        50,000

Deemed dividend on
  extension of warrants                -             -     5,035,966             -     5,035,966







         See notes to condensed consolidated financial statements.

                                     7

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

NOTE C. INVENTORIES

     Inventories are stated at the lower-of-cost or market with cost determined using first-in first-out. Inventories consist of the following:

                                           March 31, 2001       June 30, 2000
                                             ----------           ----------
Raw materials and work-in-process            $  659,033           $  110,206
Finished goods                                   33,955                    -
Supplies                                         24,568                    -
                                             ----------           ----------
                                             $  717,556           $  110,206
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

NOTE E. STOCK WARRANTS, OPTIONS, AND RESTRICTED STOCK

     During the second quarter of fiscal year 2001, employee stock options covering 500,000 shares of common stock were issued at an 11.38 percent discount to market and 1,000,000 employee stock options, originally scheduled to expire on December 20, 2000, were extended to September 18, 2001. As a result of the issuance and extension of the stock options, the Company recorded additional compensation expense of $1,918,500 for the nine-month period ended March 31, 2001. The additional compensation expense has no net effect to the cash flows or total stockholders' equity of the Company.

During the second quarter of fiscal year 2001, warrants representing 2,086,150 underlying shares of common stock scheduled to expire on December 31, 2000 were extended to August 31, 2001. The expiration date of such warrants was previously extended from December 31, 1999 to December 31, 2000. The excess of the fair value of the warrants on the date of extension over the fair value of such warrants measured at the date of their original issuance, or $5,035,966, was recorded as a deemed dividend paid to the warrant holders for the nine-month period ended March 31, 2001. The deemed dividend has no net effect to the cash flows or total stockholders' equity of the Company.

     During the third quarter of fiscal year 2001, stock options covering 1,000,000 shares of common stock previously granted to an employee were repriced from a $3.63 per share exercise price to a $2.15 per share exercise price. The vesting of such options were also accelerated such that options, previously scheduled to vest over a three-year employment period beginning April 30, 2000, will vest no later than December 31, 2001. Pursuant to Accounting Principles Board Opinion No. 25 and Financial Accounting Standards Board Interpretation No. 44, these options are accounted for as variable options and marked-to-market at the conclusion of each accounting period following the change in the terms of the options. Since the price of the Company's stock was equal to or less than the revised exercise price on the date such options were repriced, no additional compensation expense was recorded as a result of the repricing. However, the Company recorded additional compensation expense of $290,000 for the three and nine-month periods ended March 31, 2001 in connection with marking-to-market such options at the close of the period. The additional compensation expense has no net effect to the cash flows or total stockholders' equity of the Company.

NOTE F.  CONTINGENCIES

     At March 31, 2001, the Company was not involved in any pending or threatened legal disputes that the Company believes would have a material adverse impact on the Company's financial statements.

NOTE G. RECLASSIFICATIONS

     Certain 2000 amounts have been reclassified to conform to the 2001 presentations.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31,
2000.
-------------------------------------------------------------------------

     Revenues
     --------

     Revenues for the quarter ended March 31, 2001 totaled $106,712. These revenues resulted entirely from product sales by Bales Scientific, our subsidiary, which we acquired in April 2000. Accordingly, we had no revenues for the comparative period ended March 31, 2000. The foregoing revenues do not reflect over $850,000 in orders received during the quarter ended March 31, 2001 which will be recognized as revenues in future periods in accordance with, and to the extent permitted by, generally accepted accounting principles and regulations promulgated by the Securities and Exchange Commission.

     Interest income in the quarter ended March 31, 2001 increased $165,355 compared with the same quarter of 2000, to $424,720. This increase is primarily the result of investing the proceeds from the private placement of our common stock during the quarter ended March 31, 2000.

     Costs and Expenses
     ------------------

     General and Administrative Expenses. General and administrative expenses for the quarter ended March 31, 2001 increased $1,916,287 or 223% over the same quarter in 2000, to $2,775,127. This increase is primarily a result of additional compensation expense of $750,931 in the 2001 quarter ($196,103 resulting from the accounting for employee stock options, $417,828 resulting from a material increase in the number of employees over the prior period, and $137,000 resulting from granting restricted stock). The increase is further attributable to 1) additional legal expenses of $326,739 incurred in connection with regulatory filings, on-going litigation, and other legal matters; 2) additional retirement plan and employee-related expenses of $126,581 resulting from the aforementioned increase in the number of employees; 3) an increase in travel costs of $125,198; 4) an increase in marketing-related costs of $173,329 incurred as a result of transitioning efforts towards commercialization of our products; and 5) a $226,086 increase in miscellaneous and office-related expenses.

     Research and Development Expenses. Research and development expenses for the quarter ended March 31, 2001 increased $798,689, or 67%, over the same quarter in 2000, to $1,989,246. The increase is primarily a result of 1) a $69,413 increase in clinical trial expenses; 2) a $512,533 increase in salaries as a result of a material increase in the number of employees; and 3) a $194,234 increase in expenses attributable to software and systems development consultants.

     Depreciation and Amortization. Depreciation and amortization expenses for the quarter ended March 31, 2001 increased $331,686, or 157% over the results of the same quarter in 2000, to $544,038. The increase in depreciation and amortization expense primarily resulted from amortization of goodwill associated with our acquisition of Bales Scientific in April 2000 and amortization of our software licenses.

     During the quarter ended March 31, 2001 and all prior periods, we expensed all costs associated with processes and systems development, including software code writings, computer systems hardware and software purchases, material expenses in the development of our examination table and all payroll expenses throughout the periods presented.

     Net Loss
     --------

     As a result of the foregoing, we incurred a loss of $4,814,738 for the quarter ended March 31, 2001 compared to a loss of $2,065,460 for the quarter ended March 31, 2000.

     For the quarter ended March 31, 2001, the loss attributable to common shareholders was $4,814,738, or $(0.06) per share, compared to a loss attributable to common shareholders of $2,065,460, or $(0.03) per share, for the quarter ended March 31, 2000.

NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO NINE MONTHS ENDED MARCH 31, 2000.
-----------------------------------------------------------------------------

     Revenues
     --------

     Revenues for the nine months ended March 31, 2001 totaled $302,419. These revenues resulted entirely from product sales by Bales Scientific, our subsidiary, which we acquired in April 2000. Accordingly, we had no revenues for the comparative period ended March 31, 2000.

     Interest income in the nine months ended March 31, 2001 increased $1,320,095 compared with the same period of 2000, to $1,588,928. This increase is primarily the result of investing the proceeds from the private placement of our common stock during the quarter ended March 31, 2000.

     Costs and Expenses
     ------------------

     General and Administrative Expenses. General and administrative expenses for the nine months ended March 31, 2001 increased $6,522,462, or 311% over the same period in 2000 to $8,620,138. This increase is primarily a result of additional compensation expense of $3,408,065 in the 2001 quarter ($2,114,603 resulting from the accounting for employee stock options, $1,156,462 resulting from a material increase in the number of employees over the prior period, and $137,000 resulting from granting restricted stock). The overall increase was further attributable to 1) additional legal expenses of $1,023,390 in connection with our Nasdaq/AMEX listing application, regulatory filings, on-going litigation, and other legal matters; 2) additional retirement plan and employee-related expenses of $276,499 resulting from the aforementioned increase in the number of employees; 3) an increase in travel costs of $345,793; 4) an increase in marketing-related costs of $431,152 as a result of transitioning efforts towards commercialization of our products; 5) a $235,490 increase in office-related expenses; 6) a $175,203 increase in insurance expense; and 7) a $249,753 increase in rent expense.

     Research and Development Expenses. Research and development expenses for the nine months ended March 31, 2001 increased $2,795,829, or 87% over the same period in 2000, to $5,991,894. The increase is primarily a result of 1) a $146,567 increase in clinical trial expenses; 2) a $1,288,269 increase in salaries as a result of a material increase in the number of employees; 3) a $1,194,634 increase in payments to various contractors in connection with our clinical trials, software development and FDA Pre-Market Approval application; and 4) a $309,687 increase in software license fees.

     Depreciation and Amortization. Depreciation and amortization expenses for the nine months ended March 31, 2001 increased $1,439,655, or 573% over the results of the same period in 2000, to $1,691,062. The increase in depreciation and amortization expense primarily resulted from amortization of goodwill associated with our acquisition of Bales Scientific and amortization of our software licenses.

     During the nine months ended March 31, 2001 and all prior periods, we expensed all costs associated with processes and systems development, including software code writings, computer systems hardware and software purchases, material expenses in the development of our examination table and all payroll expenses throughout the periods presented.

Net Loss
--------

     As a result of the foregoing, we incurred a loss of $14,574,458 for the nine months ended March 31, 2001 compared to a loss of $5,339,391 for the nine months ended March 31, 2000. After accounting for dividends deemed paid to specified warrant holders on the extension of their warrants, we incurred a loss of $19,610,424 for the period ended March 31, 2001 compared to a loss of $5,339,391 for the period ended March 31, 2000.

     For the nine months ended March 31, 2001, the loss attributable to common shareholders was $19,610,424, or $(0.24) per share, compared to a loss attributable to common shareholders of $5,339,391, or $(0.08) per share, for the nine months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Sources of Liquidity
     --------------------

     Our net working capital at March 31, 2001 was $22,222,111 compared to $41,471,687 at March 31, 2000. The ratio of current assets to current liabilities was 19.43 to 1.0 at March 31, 2001 compared to 7.56 to 1.0 at March 31, 2000.

     Our cash requirements consist of, but are not limited to, general
corporate   expenses including office salaries and expenses, lease payments on our office space, acquisition of technology, software license and maintenance contracts payments, legal and accounting fees to comply with securities registration and reporting requirements, costs of clinical trials and technical support, and FDA consulting expenses.

     Net cash used in operating activities for the nine months ended March 31, 2001 was $12,397,027 compared to $3,169,917 for the nine months ended March 31, 2000. Net cash provided by investing activities in the 2001 period was $4,216,119 compared to net cash used in investing activities of $296,768 in the prior year's comparable period. Net cash provided by financing activities was $288,935 in the nine months ended March 31, 2001 compared to $50,617,359 generated in the prior year's comparable period. As a result of the foregoing, cash and cash equivalents decreased by $7,891,973 in the nine months ended March 31, 2001 compared to a $47,150,674 increase in the nine months ended March 31, 2000.

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

     We estimate that we will require approximately $17 million in cash to meet our business plan and obligations for the 12-month period ending March 31, 2002 including approximately $6.8 million in engineering and manufacturing design costs and research and development to continue and/or initiate clinical trials, test our systems in connection with industrial and other medical applications and complete our FDA Pre-Market Approval application with the FDA, $2.0 million for day-to-day operating expenses including lease payments on our facilities, $4.6 million to cover salaries, $1.1 million in capital equipment, $1.8 million for public relations, advertising, and commercialization of our products, and $.7 million for legal and accounting for SEC compliance with reporting obligations, on-going litigation, and general legal representation. As of March 31, 2001, we have 53 employees and plan to hire additional employees as we move towards completion of the FDA approval process and develop our marketing and distribution plan.

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

     At March 31, 2001, we had invested approximately $21 million in available-for-sale marketable securities including investments in United States government securities and corporate bonds. Although we believe the issuers of the securities in which we have invested are solvent and are favorably rated by recognized rating agencies, there is the risk that such issuers may not have sufficient liquid assets to satisfy their obligations at the time such obligations become due. If such were to occur, we may not be able to recover the full amount of our investment.

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

                   PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Bloomberg/Evans Defamation Action
     ---------------------------------

     On August 28, 2000, we filed a complaint for libel in the United States District Court for the District of Utah, Northern Division, Case No. 1:00CV00098K against Bloomberg, L.P. (the "Defendant"). The lawsuit alleges that on June 29 and July 18, 2000, Defendant published certain defamatory articles about the Company that were written by David Evans through its news service, Bloomberg News. According to the Complaint, the defamatory articles were published over Defendant's Internet web site and elsewhere to millions of people, and contained certain false, misleading, and defamatory statements regarding our business and thermal imaging technology. The lawsuit further alleges that, after publication of the first defamatory article on June 29, 2000, we wrote to Defendant and explained the alleged inaccuracies and falsehoods contained therein. Although Defendant then published on July 18, 2000 what it labeled as a "correction" to the first story, this second "defamatory article" still contained defamatory matter calling into doubt (among other things) our ability to attract capital as well as the efficacy of our Breast Cancer System 2100. The Complaint alleges damages against Defendant in excess of One Hundred Million Dollars ($100,000,000). On October 23, 2000, Defendant filed a motion to dismiss our complaint pursuant to Rule 12(b)(6) of the Federal Rules of Civil Procedure. On December 11, 2000, we responded to the Defendant's motion, and on January 3, 2001, the Defendant filed its reply brief. A hearing was held by the Utah District Court on the Defendant's motion to dismiss our complaint on February 2, 2001. On March 26, 2001, the Court dismissed, without prejudice, our complaint against the Defendant. In so doing, the Court ruled that despite the possibility that a jury could have found Defendant's statements to be defamatory, damages had not been sufficiently pleaded. We had alleged that the Defendant statements directly caused a decline in our stock price and that the price decline did not merely "coincide" with those statements, as Defendant maintained. The court held that any decline in our stock value attributable to the Defendant statements may be damage to our shareholders, but not necessarily to the Company itself, and that other resulting damages directly relating to the Company were not specifically delineated in the initial pleadings. On April 13, 2001, we filed a motion with the District Court to reconsider its decision to dismiss. As of the date of this filing, the District Court has not ruled on our request to reconsider and there is insufficient information to make a conclusion as to the outcome of the case.

     Kathleen Sullivan Employment Agreement
     --------------------------------------

     On June 27, 2000, Kathleen Sullivan ("Plaintiff") filed a complaint in the Superior Court of California for the County of Los Angeles (Central District), Case No. BC232482, against us alleging breach of contract. Thereafter, in March 2001, Plaintiff amended her complaint to include causes of action for fraud and negligent misrepresentation against us and a former officer. Plaintiff seeks unspecified damages pursuant to an agreement whereby she was to undertake particular promotional activities for the benefit of the Company during 1998. The agreement required us to issue stock and/or warrants in exchange for Plaintiff's performance. Plaintiff claims that we failed to duly compensate her for services rendered, whereas, we assert breach and non-performance as a defense on the basis that Plaintiff failed to fulfill her contractual obligations.

     We believe that Plaintiff's claims are without merit and will defend ourselves against any and all claims. We are currently engaged in discovery and trial has been continued to October 15, 2001.

     State Securities Matters
     ------------------------

     In a letter dated May 17, 2000, the Utah Division of Securities (the "Division") proposed terms of an order whereby we would cease and desist from paying commissions except to broker-dealers and we would pay a $500 fine in connection with our recent private placement. On July 21, 2000, we responded and requested that it reconsider the proposed terms of its order. On August 17, 2000, we were advised that the Division had considered our letter but was not predisposed to consider a change to its initial order. On March 5, 2001, we met with the Division and requested that the Division reconsider the proposed items of its order. We are awaiting its response.

ITEM 2. CHANGES IN SECURITIES

     No instruments defining the rights of the holders of any class of registered securities have been materially modified, limited or qualified during the period.

     The following securities, which are not registered under the Securities Act of 1933 (the "Act"), were issued since the Company's last report for the quarter ended December 31, 2000. The following includes the issuance of shares upon conversion of warrants and options:

     During January, 2001, we issued 11,533 shares of restricted common stock to the Company's 401K Plan to fund the Company's 2000 contribution to the Plan. This transaction is exempt from registration pursuant to Section 4(2) of the Act.

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

     The FDA is permitting us to submit our PMA in five modules, thereby accelerating the data submittal process. To date, we have submitted four of the five required modules and have received FDA acceptance on each of the four modules submitted. We anticipate submitting our final module (Module 5) prior to June 30, 2001. We cannot determine if, or when, we will ultimately obtain FDA approval of our Pre-Market Approval application.

     David A. Packer Separation Agreement
     ------------------------------------

     On September 29, 2000, David A. Packer, our retiring President and Chief Operating Officer, signed an employment agreement effective for a term of three years beginning April 30, 2000. The agreement called for compensation of $200,000 per year, plus stock options covering 1,000,000 shares of common stock at an exercise price of $3.625 per share. On March 19, 2001, we entered into a Separation Agreement with Mr. Packer. Mr. John Brenna, our incoming President and Chief Operating Officer, will assume the duties and responsibilities held by Mr. Packer and will focus efforts to transition the Company from development stage to a commercial enterprise.

     In consideration of Mr. Packer's employment agreement and in the interests of the Company, Mr. Packer will remain employed with us through December 31, 2001 to assist in the completion of Module 5 and provide other related services as requested. Further, the stock options covering 1,000,000 shares of common stock noted above were repriced to a $2.15 per share exercise price. The vesting of such options was also accelerated such that 750,000 options, previously scheduled to vest over a two-year employment period beginning April 30, 2001, are scheduled to vest no later than December 31, 2001. A copy of Mr. Packer's Separation Agreement is attached hereto as
Exhibit 10.1.

     Kevin L. Packard Employment Agreement
     -------------------------------------

     Earlier this year, we began planning the consolidation of our corporate headquarters to our offices in Oregon and our manufacturing facilities to our offices in Utah. This consolidation is expected to occur within this calendar year and will necessitate the relocation of several key individuals from Utah to our offices in Oregon. Recently, Mr. Kevin Packard, our Chief Financial Officer, accepted a position as a professor of accounting at a nearby university and has advised us that he will not be relocating to Oregon. We have engaged a placement firm to locate Mr. Packard's successor. Mr. Packard has agreed to continue as the Company's Chief Financial Officer, Secretary and Treasurer until August 1, 2001 or until his successor is found to effect a seamless transition of his responsibilities. In connection therewith, Mr. Packard signed a six-month employment agreement effective February 1, 2001. The agreement calls for compensation of $138,000 per year (to be reduced to $100,000 after his successor is found), plus 50,000 shares of restricted stock that vests at the conclusion of the six-month agreement. In consideration, Mr. Packard relinquished all rights that he had in 100,000 stock options granted to him in May 2000. The restricted stock granted to Mr. Packard is governed by our 1997 Stock Option and Restricted Stock Plan. If the employment agreement is terminated for "cause" as defined in the agreement, or Mr. Packard voluntarily terminates the agreement, all of the restricted stock granted to Mr. Packard thereunder, and which has not vested, shall be forfeited. The agreement subjects Mr. Packard to a two-year non-compete restriction, the obligation to give us the right to take advantage of any business opportunity, and the duty not to reveal any confidential information about the business of the Company. A copy of Mr. Packard's Employment Agreement is attached hereto as Exhibit 10.2.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Report on Form 8-K filed April 4, 2001 reporting the dismissal of the Bloomberg litigation.

Exhibits. The following exhibits are filed herewith:


        10.1 Separation and Severance Agreement dated March 19, 2001 between Computerized Thermal Imaging, Inc. and David A. Packer.

        10.2 Employment agreement effective as of February 1, 2001 between Computerized Thermal Imaging, Inc. and Kevin L. Packard.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  COMPUTERIZED THERMAL IMAGING, INC.
                                  (Registrant)

                                  /s/Richard V. Secord
Dated May 17, 2001                -----------------------------------------
                                  Richard V. Secord
                                  Chairman & Chief Executive Officer


                                  /s/Kevin L. Packard
Dated May 17, 2001                -----------------------------------------
                                  Kevin L. Packard
                                  Chief Financial Officer, Secretary &
                                  Treasurer