Form 10-K405
period 2001-06-30
COMPUTERIZED THERMAL IMAGING INC
filed 2001-09-28
CIK 1021853

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2001

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-23955
                            ------------------------

                       COMPUTERIZED THERMAL IMAGING, INC.

             (Exact name of registrant as specified in its charter)

                NEVADA                                      87-0458721
    (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

  TWO CENTERPOINTE DRIVE, SUITE 450,                          97035
            LAKE OSWEGO, OR                                 (zip code)
    (Address of principal executive
               offices)

      (Registrant's telephone number, including area code) (503) 594-1210
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                                     Common
                                (Title of class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $2.20 as of September 10, 2001.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 82,794,350 shares of common stock were outstanding as of September 25, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

    List hereunder the documents incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:
(1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       COMPUTERIZED THERMAL IMAGING, INC.
                                   FORM 10-K
                                 ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                              3
Available Information...............................................................
                                            PART I
ITEM 1.                 Our Business................................................          4
ITEM 2.                 Description of Our Properties...............................         14
ITEM 3.                 Legal Proceedings...........................................         14
ITEM 4.                 Submission of Matters to a Vote of Security Holders.........         15
                                            PART II
ITEM 5.                 Market for Our Common Equity and Related Stockholder
                        Matters.....................................................         17
ITEM 6.                 Selected Financial Data.....................................         18
ITEM 7.                 Management's Discussion and Analysis of Financial Condition
                        and Plan of Operation.......................................         18
ITEM 7A.                Quantitative and Qualitative Disclosures About Market
                        Risk........................................................         23
ITEM 8.                 Financial Statements........................................        F-1
ITEM 9.                 Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure....................................         24
                                           PART III
ITEM 10.                Our Directors, Executive Officers, Promoters and Control
                        Persons; Compliance with Section 16(a) of the Act...........         25
ITEM 11.                Executive Compensation......................................         28
ITEM 12.                Security Ownership of Certain Beneficial Owners and
                        Management..................................................         36
ITEM 13.                Certain Relationships and Related Transactions..............         37
ITEM 14.                Exhibits and Reports on Form 8-K............................         37
                        (a)  Exhibits Required by Item 601
                        (b)  Information pertaining to any 8-K reports filed during the last quarter, listing of the items reported, any
                             financial statements filed and the dates of such
                             reports

AVAILABLE INFORMATION

    We are subject to the reporting requirements of the Securities and Exchange Commission (the "Commission"). We file periodic reports, proxy statements, and other information with the Commission under the Securities Exchange Act of 1934. We will provide, without charge, to each person who receives a copy of this filing, upon written or oral request, a copy of any information that is incorporated by reference herein (not including exhibits to the information that are incorporated by reference unless the exhibits are themselves specifically incorporated by reference). Requests should be directed to: Computerized Thermal Imaging, Inc., Attn: Bernard J. Brady, Chief Financial Officer, Two Centerpointe Drive, Lake Oswego, OR 97035, voice: (503) 594-1210, fax: (503) 594-1215. Our
Internet address is www.cti-net.com. However, the information contained on our web site is not part of this document.

    For further information with respect to us, you may inspect without charge and copy our filings at the public reference room maintained by the Commission at 450 Fifth Street, N.W., Washington,
D.C. 20549. Copies of this material may also be obtained from the Public Reference Section of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. Information about the public reference room is available from the Commission by calling 1-800-SEC-0330.

    The Commission maintains a web site on the Internet that contains reports, proxy statements and other information regarding issuers that file electronically with the Commission. The Internet address of the site is www.sec.gov. Visitors to the site may access such information by searching the EDGAR archives on this web site.

                                     PART I

    THIS DOCUMENT, AND THE DOCUMENTS INCORPORATED BY REFERENCE, INCLUDING, BUT NOT LIMITED TO, CERTAIN STATEMENTS CONTAINED IN ITEM 1, "BUSINESS" AND ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND SECURITIES EXCHANGE ACT OF 1934. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED. WHEN USED IN THIS DOCUMENT THE WORDS "EXPECTS", "ANTICIPATES," "INTENDS," "PLANS," "MAY," "BELIEVES," "SEEKS," "ESTIMATES," AND SIMILAR EXPRESSIONS GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND WE ASSUME NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS.

    THIS DOCUMENT SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS INCLUDED IN PART II AND OUR "RISK FACTORS" NOTED BELOW.

ITEM 1. OUR BUSINESS

INTRODUCTION

    Our mission is to enhance the quality of human life through the development of thermal imaging systems and associated technologies. Computerized Thermal Imaging, Inc. ("we", "us", "our", "CTI", "the Company") designs, manufactures and markets thermal imaging devices and services used for clinical diagnosis, pain management and industrial non-destructive testing. The Company markets its products worldwide through an internal sales force and a network of independent distributors.

    From its inception in 1987, the Company has emphasized the research and development of thermal imaging equipment and proprietary imaging technology. These efforts have led to the development of our non-invasive and non-destructive infrared imaging systems. We believe our thermal imaging system generates data, difficult to obtain or not available using other imaging modalities, that are useful to health care providers in the detection of certain diseases and disorders and useful to industry as a tool for product quality testing.

    Our research indicates that our equipment and technology is useful in studying and diagnosing breast cancer, which is the most common cancer in women after skin cancers. Our research and development efforts have led to the creation of our Breast Cancer System 2100-TM- ("Breast Cancer System"). We are seeking FDA pre-market approval ("PMA") for this system, as an adjunct to mammography and clinical examinations, for use as a painless and non-invasive technique for acquiring clinical information. To receive FDA approval, we must establish the Breast Cancer System's ability to consistently distinguish between malignant and benign tissue and thereby significantly reduce the number of unnecessary (benign finding) breast biopsies performed. We have received acceptance on four of five modules required for PMA approval. We submitted the fifth module, which includes clinical trial results and efficacy claims, during June 2001. We are awaiting FDA review and comment.

    In addition to breast cancer screening, we believe our technologies may have application in pain treatment, the identification of musclo-skeletal abnormalities, and non-destructive testing of industrial and structural components. We design, manufacture and sell our Thermal Image Processor ("TIP") and Photonic Stimulator for pain treatment and have contracted with third parties to conduct research on whether the Photonic Stimulator is useful in treating the symptoms of diabetic neuropathy. We have developed industrial applications for our technology that address industrial markets for non-destructive testing and inspection of turbine blades, aging aircraft, electronics, composites, metals and other advanced materials.

    In January 2001, we began transitioning our focus from research and development to commercializing our technology. We have a sales and marketing organization headquartered in Oregon, and earlier this year, we initiated a marketing campaign designed to establish distribution channels for our products by establishing relationships with medical equipment dealers. We are developing an internal manufacturing operation. Success in this transition depends upon the Company's ability, among other things, to:

    - obtain FDA approval for our Breast Cancer System;

    - develop and manufacture reliable and effective products;

    - attract, retain, train and motivate qualified personnel;

    - develop manufacturing and marketing expertise and expand our internal sales force; and

    - attract qualified distributors.

    We have had limited revenues from operations and immaterial revenues from our Breast Cancer System. To date, the Company has generated revenues from the Photonic Stimulator, TIP, Turbine Blade Inspection System and inspection services. We cannot assure you that we will achieve profitability in the near future.

    As of September 25, 2001, the Company had approximately 81 million shares of common stock held by approximately 29,000 primarily individual shareholders. We have warrants and options for approximately 16.0 million shares of common stock that remain unexercised. Accordingly, on a fully diluted basis, we have approximately 97.6 million common shares outstanding. In addition, we own
100 percent of Bales Scientific, Inc and 97.9 percent of Computerized Thermal Imaging, Co. We have no other interest in any other entity. We trade on the American Stock Exchange under the symbol "CIO".

    The Company uses capital to pay general corporate expenses, including salaries, manufacturing costs, professional fees, clinical trials and technical support costs, and general and administrative expenses. To date, the Company has funded its business activities with funds raised through the private placement of its common stock and warrants and the exercise of warrants and options.

INDUSTRY OVERVIEW & TRENDS

    The American Cancer Society estimates that 192,200 new cases of invasive breast cancer will be diagnosed, and that 40,600 women in the United States will die from the disease during 2001. Excluding cancers of the skin, breast cancer is the most common cancer among women, accounting for nearly one of every three cancers diagnosed. Most breast lumps and abnormalities are benign and non-life-threatening. However, to identify the 192,000 new cases of breast cancer expected during 2001, physicians will perform more than 1 million biopsies. More than 80 percent of all breast biopsies performed during 2001 are expected to yield benign results.

BREAST HEALTH TRENDS

    During 2000, of the approximately 1.3 million breast biopsies performed in the United States, 80% of them had negative (benign) findings. Approximately 800,000 of these biopsies were open surgical procedures where the patient is fully anesthetized or heavily sedated and a surgeon extracts the mass through an incision. The remaining 500,000 biopsies were performed using somewhat less invasive procedures.

OUR PRODUCTS AND SERVICES

    OVERVIEW. The Company has developed six significant proprietary technologies: (1) a climate-controlled examination unit to provide patient comfort and facilitate reproducible tests; (2) a controlled, dynamic imaging protocol that produces consistent results; (3) a statistical model that detects physiological irregularities; (4) infrared imaging and analysis hardware, including our sophisticated heat-sensing camera; (5) the Photonic Stimulator; and (6) the Turbine Blade Inspection System.

    Our imaging systems integrate third party hardware, proprietary software, and our sophisticated heat-sensing camera to produce, interpret, and catalogue thermal images. These systems provide medical professionals with information to assist in the evaluation of breast abnormalities and the management of chronic pain; and fill industrial requirements for non-destructive testing and inspection. Specifically, our Breast Cancer System provides a non-invasive, painless adjunct to mammography for the evaluation of breast lesions. The TIP and Photonic Stimulator provide tools for the location and treatment of pain. The Turbine Blade Inspection System provides customers an effective, cost-efficient quality assurance tool.

    Mammography, and other imaging modalities, create anatomical snapshots, but do not expose dynamic function. Mammography may detect the presence of a structural abnormality in the breast; however, biopsy is required to determine the presence of cancer. We believe our thermal imaging technology provides functional images that complement structural images provided by mammography, and provide health professionals a tool for discriminating between cases requiring invasive biopsy and those that do not.

    Our image processing technology operates on the premise that every externally or internally triggered physiological event causes a measurable caloric heat-releasing response. Abnormal caloric activity stimulates the body's temperature and thermal regulating systems, creating a physiological response detectable by heat-sensing equipment. In a controlled environment, we believe our technology can record the skin's response over time, compare it to a statistically valid model of "normal" and "abnormal" responses, and reliably infer a problem with the performance of an organ or body part.

    In fulfilling its intended adjunctive role of providing physiological data and reducing the number of benign biopsies while maintaining high "true positive" rates, we believe that the Breast Cancer System, if it receives FDA approval, offers patients, physicians, health care providers and payers the following potential advantages:

    - For the Patient--the Breast Cancer System is fast, painless and non-invasive. The immediate availability of diagnostic results, absence of radiation and uncomfortable breast compression should contribute to patient well-being.

    - For the Physician--Early diagnosis of disease and chronic conditions will help physicians provide a cost-effective treatment option that can eliminate unnecessary pain, suffering, procedures and hospitalization. The Breast Cancer System, without the use of radiation or painful breast compression, provides diagnostic data to assist in the accurate determination of whether a lesion requires biopsy.

    - For the Provider--Procedure duration is comparable to other diagnostic modalities, taking approximately 10 minutes, involves no hazardous radiation, does not consume disposable supplies and provides immediate digital images to assist in diagnosis.

    - For the Payer--The reimbursement rate for adjunctive diagnosis using the Breast Cancer System is expected to be under $300. For each suspicious lesion identified as benign by the Breast Cancer System, the payer can potentially save an average of $1,400, if the physician avoids an invasive core-needle or surgical biopsy.

    In addition to the Breast Cancer System, we design, manufacture and sell our TIP System, Photonic Stimulator and non-destructive test systems. The TIP is used for physiological imaging in connection with localizing sources of pain and to test the effect of treatment. The Photonic Stimulator increases blood flow, and is used in the treatment of pain and the symptoms of diabetes, carpal tunnel syndrome, myofascial pain and reflex sympathetic dystrophy.

    Using pattern-recognition algorithms similar to the ones utilized in our Breast Cancer System, we have created an automated system for analyzing turbine blades and determining whether a blade is fully functional. Compared with traditional testing methods, our fully automated test system reduces turbine blade test time approximately 90 percent. Our turbine blade test system, tests dynamically to find anomalies in the casting such as porosity and the identification of core shift. Our proprietary Automated Defect Recognition (ADR) software then analyzes the information to determine whether the blade is defect free. The analysis identifies core shift, residual core material, blocked cooling hole and disbonded thermal barrier coating defects. This system can identify blockages in cooling holes as small as the diameter of a human hair.

    As we emerge from the product development stage, we anticipate continued shifting from a reliance on trade secrets for intellectual property protection to reliance on formal patent protection. The Company has two patents:
No. 5,999,842 for a Functional Thermal Imaging Apparatus, our patient positioning table; and No. 6,157,854 for an Irradiation Pain Treatment method, our Photonic Stimulator. In addition, we have a pending patent application (No. 60/105,147) for an algorithm used to analyze imaging data and nine applications in review or development.

OUR BUSINESS STRATEGY

    We believe thermal imaging generally has failed to achieve its commercial potential because of deficiencies in enabling technologies. Technological advances in computing and our sophisticated heat-sensing cameras allow us to address healthcare provider concerns by offering valid and cost-effective computerized thermal imaging.

    Our Breast Cancer System qualifies as a medical device because of its intended use in the diagnosis of disease while not interacting chemically with the body. We do not believe that our Breast Cancer System requires a Pre-Market Application ("PMA") because it is non-invasive and poses no risk to the patient. We have chosen to pursue FDA PMA approval, however, because we believe that such approval will enhance our ability to introduce our system to the market by:
1) allowing us to reference medical efficacy claims in connection with marketing our Breast Cancer System, 2) improving physician acceptance of our systems, and
3) obtaining designation of insurance payment codes.

OUR MARKETS

    The medical imaging market has three distinct segments: hospital-based, freestanding, and mobile. We have targeted the hospital-based segment for the following reasons: (1) substantial market size; (2) centralized management structure which provides an opportunity to maximize selling economies; (3) our familiarity with hospitals through clinical trials; (4) a potential to align ourselves and our products with prestigious institutions; (5) the hope that visibility in hospitals will induce freestanding and mobile medical diagnostic imaging centers to adopt our Breast Cancer System where our system's comparatively small size and ease of installation will be important; and (6) a hospital's substantial, on-going patient management practices.

    Our pain management products, the TIP and Photonic Stimulator, are designed for use in clinics and doctor's offices and are marketed directly to chiropractors, physicians, and sports medicine and pain management specialists.

    RELATIONSHIPS WITH HOSPITALS BRAND EQUITY. We plan to leverage our relationships with the hospitals that conducted our clinical trials in order to establish a reputation for innovation. We plan to publicize results from these institutions to associate our brand with recognized symbols of innovation and patient care. We believe that our success in hospitals will lend us credibility and provide publicity that will encourage the remaining market (the freestanding and mobile diagnostic imaging centers) to adopt our Breast Cancer System.

    PATIENT MANAGEMENT. Hospitals, chiropractors, sports medicine and pain management practitioners provide significant on-going patient management service. Because our thermal scans are non-invasive, physicians can use them whenever they deem necessary.

    COMMERCIALIZED PRODUCT WITH INTERNATIONAL APPEAL. Many potential international customers have centralized governments that exercise considerable control over the manner and methods of treatment provided by healthcare facilities. Given their favorable disposition towards thermography, foreign government acceptance of our Breast Cancer System may lead to substantial international demand.

OUR COMPETITION

    MEDICAL IMAGING. The principal methods used to visualize internal human anatomy are: X-ray, computed tomography, ultrasound and magnetic resonance imaging. Physicians do not view these technologies as substitutes, but as elements of a toolkit, each uniquely suited to the diagnosis of a specific problem.

    Our Breast Cancer System is positioned as an adjunct to mammography and does not compete directly with X-ray, computed tomography or magnetic resonance imaging. Our system is painless, requires no disposable supplies or radio-active materials, and involves no invasive technology.

    Ultrasound, our closest competing technology, is clinically useful only for discriminating between harmless fluid filled cysts and solid masses, which may or may not be cancerous and provides no diagnostic information about the mass itself. Our Breast Cancer System is designed to evaluate any breast mass and to determine the presence of cancerous tissue.

    The companies that supply diagnostic imaging equipment range from large manufacturers to smaller specialized companies. Large diversified manufacturers, for which medical systems define only a small percentage of their total business, include General Electric, Siemens, Toshiba, Hitachi and Philips. These companies have significantly more financial and marketing resources than us and their entry into our market as a direct competitor could adversely affect performance.

    NEW TECHNOLOGIES:  Digital X-ray and positron emission tomography ("PET").

    Digital X-ray captures images electronically and promises several important benefits: (1) reduced radiation dosage, (2) faster access to images, which is critical for emergency room use, (3) digital technology enables remote consultation for difficult cases; and (4) increased productivity, accompanied by reductions in labor and radiographic film costs.

    PET, an invasive, diagnostic imaging technique for measuring the metabolic activity of human cells, may benefit patients suffering from certain types of cancer or certain conditions affecting the brain and heart. Many insurance carriers approve PET, but the technology is expensive. PET, like computerized thermal imaging, can diagnose some functional disorders at the biochemical level, such as Alzheimer's disease.

    The Company believes it competes favorably with respect to each alternative imaging technology. However, in an evolving market we cannot assure that the Company will compete successfully against current and future competitors and the failure to do so could have a material adverse effect on operating results and financial condition.

OUR SALES AND MARKETING STRATEGY

    OVERVIEW. The Company plans to address the medical imaging market with a multi-channel strategy incorporating independent distributors, telemarketing, the internet and corporate marketing. We will address the industrial market with a direct sales force augmented by distributors as appropriate.

    DISTRIBUTORS. To leverage our limited resources, the Company has retained and will continue to seek the services of distributors for specific geographic regions within the United States and internationally. We believe that distributors provide intimate local market knowledge and as independent businesses are motivated to deliver unit sales.

    TELEMARKETING/TELESALES. The Company believes telemarketing/telesales provides important direct marketing, lead follow-up and customer service capability, particularly in the pain management segment. Telemarketing creates revenue through direct sales and provides distributors with leads for additional sales of enhanced thermal imaging products.

    INTERNET. The Company intends to use the internet to provide information to current and potential customers and investors, and plans to provide "communities" where its customers can report problems, make service requests and discuss various issues relating to thermal imaging and use of the Company's products.

    CORPORATE MARKETING. We intend to develop product and company collateral materials, advertise in select trade journals, and demonstrate our products and present papers and research results at conferences and trade shows. We believe that this activity will build corporate and product awareness and support our sales efforts in selected vertical markets.

    INDUSTRIAL PRODUCTS. The Company is building an internal organization to pursue industrial sales. The Company expects that this team will manage relationships with existing and potential customers in the turbine power repair/replace and OEM markets, and explore potential customer relationships with industrial and construction customers requiring non-destructive testing capabilities.

SERVICE PROVIDERS AND CONTRACTOR RELATIONSHIPS

    OVERVIEW. As a development company, our business model relied upon contractors and suppliers to reduce our development risk. By reducing overhead expenses and outsourcing, integration and various elements of our research and development, the Company focused resources on sales, brand development and adapting our systems to new opportunities and evolving customer needs.

    TRW. Since 1996, we have entered into several agreements with TRW, which continues to provide assistance developing and enhancing one element of the Breast Cancer System software.

    BATTELLE. In 1999, we signed an agreement with Battelle Memorial Institute ("Battelle"), under which Battelle assists us in the preparation of regulatory submissions and provides technical consulting services in connection with
(1) algorithm development, (2) organization of design files, (3) statistical consultation for interaction with the FDA, and (4) manufacturing review.

    QUINTILES. An independent consulting firm, authorized by the FDA to verify clinical examination results, provide clinical trial monitoring and FDA preparation support, Quintiles provides the Company services on a time and materials basis. Quintiles continues to provide consulting support in connection with securing FDA approval of Module 5.

    CLINICAL TRIALS. We contracted with five U.S. hospitals to conduct the clinical trials necessary for FDA approval of the Breast Cancer System:

    --  USC/Norris Comprehensive Cancer Center, Los Angeles;

    --  Mt. Sinai Hospital, Miami;

    --  St. Agnes Hospital, Baltimore;

    --  Lahey Clinic, Boston; and

    --  Providence Hospital, Washington, D.C.

    We entered into substantially identical agreements with each hospital. Under the terms of these agreements, the hospitals enrolled patients and collected thermal images and mammography x-ray images for use in the clinical trials required to prove safety and efficacy for FDA Pre-Market Approval. The agreements provided that the study would be conducted in accordance with our protocol and that (1) any intellectual property that is the direct and specific result of performing the protocol belongs to us, (2) any intellectual property conceived or made jointly by one or more of our employees and the hospital belongs jointly to the respective hospital and us and, (3) any other intellectual property developed under the study belongs to the respective hospital. In addition, each hospital agreed not to disclose confidential information exchanged in connection with the agreement and agreed to prevent disclosures of confidential information to third parties. As of April 30, 2001, we concluded the clinical trials related to obtaining FDA approval for the Breast Cancer System and all sites terminated enrollment of clinical trial subjects.

    The Company continues to maintain relationships with these institutions and is conducting clinical studies involving TIP and Photonic Stimulator at Providence Hospital. In addition, we plan to initiate studies involving the Breast Cancer System, TIP and Photonic Stimulator with other hospitals during Fiscal 2002.

GOVERNMENT REGULATION

    OVERVIEW. Our Breast Cancer System and pain management devices qualify as medical devices under 21 U.S.C. 321(h) because they are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease but do not interact chemically with the body. Typically, low risk Class I or Class II devices, substantially similar to approved products already on the market, obtain FDA clearance by the agency's pre-market notification known as a 510(k) filing. Sophisticated instruments that entail significant risk, generally described as Class III devices, require manufacturers to submit a Pre-Market Application ("PMA") to the FDA. More complex and time-consuming to prepare than a 510(k) filing, a PMA typically contains significant clinical testing, manufacturing and other data, all of which are scrutinized by the FDA to demonstrate the product's safety, reliability and effectiveness.

    We do not believe our products require a PMA, and that our Breast Cancer System qualifies as a Class I or II device. We have chosen to pursue FDA approval via the PMA process for our Breast Cancer System, however, because we believe that FDA approval will 1) allow us to reference medical efficacy claims in connection with marketing of our Breast Cancer System, 2) improve physician acceptance of our systems, and 3) help us to obtain designation of insurance payment codes. We believe all of these are necessary to building a market for our products.

    We have submitted our PMA to the FDA in five modules. Module 1:
a) introduces the use of thermography, its safety and effectiveness;
b) summarizes indications for use of thermography; c) summarizes incidence, diagnosis and prognosis of breast cancer; d) describes current modalities for detecting breast cancer; e) describes our Breast Cancer System, including major components and the population for which our device has clinical utility;
f) describes our clinical study and the population of the study; and
g) provides a statement of marketing of our device for its intended use. Module
2
provides: a) a detailed description of our Breast Cancer System and its component parts; b) detailed discussion of the clinical evaluation system required to analyze and interpret the clinical data obtained through the clinical study; and c) documentation of all software used in our Breast Cancer System, including software used in the development of our system and the acquisition of data in our clinical study. Module 3 provides: a) manufacturing information concerning our Breast Cancer System including a detailed discussion of the facilities, personnel, equipment, and controls used in the manufacture of our system; b) information concerning the distribution and installation of our system; and c) a description of the procedures and record keeping associated with the manufacture, testing and installation of our devise. Module 4 revisits the safety of our system, including all non-clinical testing of the structural and functional components of our device. Module 4 also considers the safety of materials used in manufacturing the device. Finally, Module 5 is an evaluation of our clinical studies, including the accumulation and analysis of all the clinical study data.

    We have submitted all modules, and have received FDA acceptance of Modules 1 through 4. We are awaiting FDA review and acceptance of Module 5. We cannot determine when or whether the FDA will approve our Pre-Market Application.

CURRENT EMPLOYEES

    As of June 30, 2001, we had 53 full-time employees. None of our employees are represented by a union and we consider our employee relations to be good.

             RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

WE ARE SUBJECT TO GOVERNMENT REGULATION.

    Our Breast Cancer System is presently under review with the FDA pursuant to PMA Application No. M990018. There is no assurance that we will receive FDA approval. Failure to secure FDA approval would reduce or eliminate the market for our Breast Cancer System.

WE HAVE LIMITED REVENUES FROM OPERATIONS, AND MAY NEVER HAVE SUBSTANTIAL REVENUE FROM OPERATIONS.

    Since inception, we have engaged in research and development activities and have only recently begun product commercialization. With limited exceptions, our products have not been used in commercial applications and there is no assurance that the market will accept our products.

WE MAY NOT BE ABLE TO MANAGE GROWTH AND THIS COULD RESULT IN A WEAKENING OF OUR FINANCIAL AND COMPETITIVE POSITION.

    We must expand our business operations substantially in order to commercialize our products. This expansion will subject us to a variety of risks associated with rapidly growing companies. If we cannot manage our expanding work force, improve our reporting systems and customer service infrastructure and manage the integration of products or technologies, we will be unable to properly manage the growth of our operations, which could harm our business and financial results.

WE EXPECT TO CONTINUE TO INCUR LOSSES, DEFICITS, AND DEFICIENCIES IN LIQUIDITY THAT COULD IMPAIR OUR ABILITY TO GROW.

    Our ability to achieve profitability depends upon our ability to successfully develop clinical applications, obtain regulatory approvals and market our products. There is no assurance that we will be able to accomplish this profitably. We have incurred substantial losses in the past and expect to continue to incur losses, deficits and deficiencies in liquidity due to the significant costs associated with the continuing development and commercialization of our products.

WE WILL HAVE TO RAISE ADDITIONAL CAPITAL IN ORDER TO FUND OPERATIONS IN THE FORSEEABLE FUTURE.

    Until our operating results improve, we will have to rely on outside financing to fund our business. We expect to rely on the sale of equity securities and debt financing for such funds. The sale of equity securities could dilute our existing stockholders' interest, and borrowings from third parties could result in assets being pledged as collateral and loan terms that could restrict our operations. There is no assurance that capital will be available from any source or, if available, upon terms and conditions acceptable to us.

WE HAVE NEVER PAID A CASH DIVIDEND. IT IS LIKELY THE ONLY WAY YOU WILL REALIZE A RETURN ON YOUR INVESTMENT IS BY SELLING YOUR SHARES.

    We have never paid cash dividends on any of our securities and do not anticipate paying cash dividends in the foreseeable future. We will retain future earnings, if any, to fund growth.

THE MARKET PRICE OF YOUR SHARES MAY BE VOLATILE.

    The stock price of companies like ours has been volatile. Securities markets may experience price and volume volatility. The market price of our stock may experience wide fluctuations, as it has in the recent past, which could be unrelated to our financial and operating results.

WE COULD ISSUE PREFERRED STOCK AND THIS COULD HARM YOUR INTERESTS.

    We have authorized 3.0 million shares of preferred stock, par value $5.00 per share, none of which are outstanding. The preferred stock, if issued, could have preferential voting, dividend and liquidation rights which adversely affect the rights of the holders of common stock. Our Board's authority to issue preferred stock without shareholder approval could discourage potential takeover attempts and could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making such attempts more difficult and costly.

WE MAY SEEK BUSINESS COMBINATIONS AND ISSUE SECURITIES THAT COULD DILUTE YOUR INTERESTS.

    We may enter into business combinations with other firms by exchanging our stock. Doing so would enable us to acquire additional assets without spending cash. However, it may result in dilution to existing shareholders.

WE RELY ON THIRD PARTIES TO HELP DEVELOP AND MANUFACTURE OUR PRODUCTS. IF THEY FAIL TO PERFORM, FDA APPROVAL, DEVELOPMENT, AND/OR PRODUCTION OF OUR PRODUCTS COULD BE SUBSTANTIALLY DELAYED.

    We depend upon many third parties and hospitals to assist in our clinical studies and the development and manufacturing of our products. Our products are highly specialized and have component parts developed and manufactured according to unique specifications. Although there may be more than one developer or manufacturer for our component parts, failure to develop or manufacture our component parts in a timely manner could result in a loss of business for us and further result in substantial delays in the FDA approval and/or commercialization of our products.

LIMITED NUMBER OF CUSTOMERS.

    At the present time, we have only a few customers for our products. In order to be successful, we believe that our products require distribution to a broader customer base. If we are unable to identify and adequately market our products to a large number of customers, we may never achieve profitability. Further, third party payers, such as Medicare or Medicaid, could reduce the reimbursement rate for diagnostic procedures. This could reduce the market for our products.

IF WE WERE UNSUCCESSFUL IN PREVENTING OTHERS FROM USING OUR INTELLECTUAL PROPERTY, WE WOULD LOSE A COMPETITIVE ADVANTAGE.

    Our success will depend, in part, on our ability to use and prevent others from using our trademarks and other intellectual property. We currently hold patents No. 5,999,842 dated December 7, 1999 on our bed apparatus and No. 6,157,854 dated December 5, 2000 covering techniques designed to reduce or eliminate pain by the application of infrared therapy while monitoring the process as it is being conducted. We also hold a provisional application on our algorithm (Serial No. 60/105,147 dated October 21, 1998). There can be no assurance that the steps we have taken to protect our property will be adequate to protect our rights. Any attempts that we make to defend our intellectual property would be expensive and time consuming, and parties that misappropriate our intellectual property could have significantly more financial resources.

WE ARE DEPENDENT ON OUR PRESENT MANAGERS AND OUR ABILITY TO GROW COULD BE IMPAIRED IF WE LOST THEIR SERVICES.

    Our success is substantially dependent upon the time, talent, and experience of our executive officers, including Richard V. Secord, John M. Brenna and Bernard J. Brady. The loss of the services of any of these individuals could have a material adverse impact on us. No assurance can be given that a replacement for any of them could be located. In order for us to expand, we must attract, motivate, retain and manage qualified employees. Demand for medical technology personnel is intense. There is no assurance that we will be able to attract and retain the people we need.

WE DO NOT HAVE PRODUCT LIABILITY INSURANCE.

    The manufacture and sale of medical imaging information systems entail significant risk of product liability claims. We do not believe that we need product liability insurance because our imaging systems are in development There can be no assurance that we can obtain insurance coverage with limits adequate to protect us from any liability that might arise in connection with the sale of our products. We anticipate obtaining product liability coverage as our products are commercialized. However, this type of insurance is expensive and may not be available at all.

WE MAY NOT BE ABLE TO COMPETE FOR BUSINESS AND THIS WOULD SUBSTANTIALLY IMPAIR OUR GROWTH.

    There are many firms competing in the medical imaging and diagnostic marketplace. Most of our competitors are more established companies with substantially greater capital resources and marketing capabilities. We anticipate that the number of competitors will increase in the future. No assurance can be given that we will be able to successfully compete with these companies.

                            ANTI-TAKEOVER PROVISIONS

    Our Articles of Incorporation and Bylaws contain provisions that may have the effect of discouraging certain transactions involving a change of control. Our Board of Directors has the authority to issue up to 3 million shares of preferred stock. Our ability to issue shares of preferred stock could have the effect of discouraging unsolicited acquisition proposals or making it more difficult for a third party to gain control of us, or otherwise could adversely affect the market price of our common stock.

ITEM 2: DESCRIPTION OF OUR PROPERTIES

    We lease facilities under various operating leases requiring fixed monthly payments, adjusted periodically, over their term as follows:

    ST. PAUL PROPERTIES LEASE AGREEMENT, LAKE OSWEGO, OREGON. We lease approximately 7,388 square feet of executive office space through July 31, 2005 with respect to 2,088 square feet and July 1, 2006 with respect to the remaining 5,300 square feet. Pursuant to the agreement, monthly lease payments are $15,700. This space is used as our headquarters and houses our administrative, financial, executive, and marketing employees.

    LAYTON, UTAH LEASE AGREEMENT. We currently lease approximately 10,500 square feet of office space in Layton, Utah for $17,252 per month pursuant to a lease that expires in November 2002. We are relocating our Layton, Utah operations to Ogden, Utah and Portland, Oregon and are actively seeking sub-tenants for this space.

    WALNUT CREEK, CALIFORNIA LEASE AGREEMENT. In connection with the acquisition of Bales Scientific, Inc., we entered into a three-year lease ending on April 19, 2003. The monthly lease payment of $7,900 covers approximately 5,500 square feet of office space. The lease rate increases on April 20 of each year by an amount computed using the Consumer Price Index. The facility is used to house our industrial products and product research and development operations.

    OGDEN, UTAH LEASE AGREEMENT. We lease approximately 7,660 square feet of manufacturing space in Ogden, Utah through June 30, 2003. Monthly payments under the lease are $4,655. Our manufacturing, regulatory, quality assurance and clinical development departments use this space.

    We believe that our offices are adequate for our present needs and that suitable space will be available for our future needs.

ITEM 3: LEGAL PROCEEDINGS

KATHLEEN SULLIVAN EMPLOYMENT AGREEMENT

    On June 27, 2000, Kathleen Sullivan ("Plaintiff") filed a complaint in the Superior Court of California for the County of Los Angeles (Central District), alleging breach of contract for failure to compensate her for promotional services rendered to the Company. In March 2001, Plaintiff amended her complaint to include causes of action for fraud and negligent misrepresentation against us and a former officer. Plaintiff seeks unspecified damages. We believe
Ms. Sullivan breached the agreement and intend to defend this lawsuit on that basis. We are currently engaged in discovery and no trial date has been set.

ALEX SAENZ COMPLAINT AND COUNTERCLAIMS

    On June 1, 2000, we filed a complaint against Alex Saenz ("defendant") in the Circuit Court of the State of Oregon. On July 7, 2000, the complaint was moved from the circuit court to the United States District Court for the District of Oregon.

    We believe that defendant interfered with our business by threatening lawsuits to recover stock options allegedly owed to him in connection with our April 2000 Private Placement, and threatening to sue and otherwise harass an individual important to the continued conduct of our business. The defendant has denied our allegations and filed a counterclaim alleging breach of various verbal agreements to compensate him for services rendered.

    Following a trial that ended August 16, 2001, the court ruled that defendant was not entitled to any additional compensation from our company. The court also dismissed the defendant's counterclaim against the company.

    The defendant has 30 days after a judgment is entered to file an appeal. We anticipate the court's judgment will be filed shortly.

BLOOMBERG/EVANS DEFAMATION ACTION

    On August 28, 2000, we filed a complaint for libel in the United States District Court for the District of Utah against Bloomberg, L.P. ("Bloomberg"). The lawsuit alleges that on June 29 and July 18, 2000, Bloomberg published certain defamatory articles about the Company through its news service. We allege damages in excess of One Hundred Million Dollars ($100,000,000).

    On March 26, 2001, the Court dismissed our complaint against Bloomberg, without prejudice. The Court ruled that, despite the possibility that a jury could have found Bloomberg's statements defamatory, damages had not been sufficiently pleaded. We had alleged that Bloomberg's statements directly caused a decline in our stock price and that the price decline did not merely "coincide" with those statements, as Bloomberg maintained. The court held that any decline in our stock value attributable to Bloomberg's statements may be damage to our shareholders, but not necessarily to the Company itself.

    We have appealed the District Judge's decision to the Federal 10th Circuit Court of Appeals in Denver, Colorado, where the matter will be briefed soon.

SALAH AL-HASAWI ADVISORY SERVICES CLAIM

    On March 29, 2000. Salah Al-Hasawi ("Plaintiff'), a citizen and resident of Kuwait, filed an action in the United States District Court for the Southern District of New York, against us and our former Chief Executive Officer, alleging violations under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, for commissions allegedly due to Plaintiff in connection with the private placement of our securities. Shortly thereafter, the Plaintiffs lawsuit was dismissed without prejudice and on April 12, 2000, the Plaintiff filed a similar complaint in the United States District Court for the District of Utah. Plaintiff seeks specified damages, attorney fees and unspecified damages pursuant to five separate causes of action including breach of contract, fraud and unjust enrichment.

    We have denied all of Plaintiffs claims and have affirmatively alleged that all amounts due have been paid in full. We are currently engaged in discovery and the no trial date has yet been set.

DAVID PACKER VS. COMPUTERIZED THERMAL IMAGING. INC.

    On March 19, 2001, we entered into a Separation Agreement with David A. Packer. Under that agreement, Packer's employment with the Company was to terminate on December 31, 2001.

    On June 13, 2001, the Company communicated its intent to terminate the agreement based upon information discovered subsequent to the signing of that agreement regarding alleged misrepresentations made by Packer in regard to his employment duties. The Company also cancelled 1,000,000 options granted to Mr. Packer under the agreement.

    Packer filed suit against the Company in Davis County, Utah on June 19, 2001 to recover the benefits and compensation, including the 1,000,000 options, that were contemplated under the agreement. The Company has filed a counterclaim against Packer for breach of contract, misrepresentation, and a declaration that the Separation Agreement is void. Discovery in the case is set to commence within the next 60 days.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Our Annual Meeting of Stockholders was held on June 21, 2001. A complete description of matters considered at our Annual Meeting is set forth in our Proxy Statement dated May 21, 2001. Of the 80,693,120 shares of common stock outstanding and entitled to vote at the Annual Meeting, 67,450,968 shares, or 83.6 percent, were present by proxy or in person.

    The first proposal was the election of directors. Richard V. Secord, John M. Brenna, Brent M. Pratley, Harry C. Aderholt, Milton R. Geilmann, and Robert L. Simmons were nominated and elected to serve as members of our Board of Directors for one year, or until their successors are elected and qualified.

    The second proposal was ratification of Deloitte & Touche, LLP as our independent auditor for the fiscal year ending June 30, 2001. The proposal was approved.

    No other business was presented at our Annual Meeting.

                                    PART II

ITEM 5: MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock trades on the American Stock Exchange under the symbol
"CIO".

PRICE RANGE OF OUR COMMON STOCK

    The following table summarizes the quarterly low and high bid prices per share for our common stock. The bid prices reflect inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

FISCAL YEAR ENDED JUNE 30, 2000                              LOW BID    HIGH BID
-------------------------------                              --------   --------
First Quarter..............................................   $0.63      $ 1.45
Second Quarter.............................................   $1.40      $ 5.03
Third Quarter..............................................   $3.00      $19.97
Fourth Quarter.............................................   $5.38      $13.75

FISCAL YEAR ENDED JUNE 30, 2001
-----------------------------------------------------------
First Quarter..............................................   $4.81      $ 4.97
Second Quarter.............................................   $1.44      $ 1.63
Third Quarter..............................................   $2.28      $ 2.47
Fourth Quarter.............................................   $2.77      $ 4.95

    On September 10, 2001, the closing price of our common stock as reported on the American Stock Exchange was $2.20 per share. On September 25, 2001, we had approximately 29,000 beneficial stockholders of our common stock and 82,794,350 shares of our common stock outstanding.

ITEM 6: SELECTED FINANCIAL DATA

    The selected consolidated financial data presented below are for each fiscal year in the five-year period ended June 30, 2001. This data is derived from, and qualified by reference to, CTI's audited consolidated financial statements and notes thereto. CTI is considered a development stage enterprise as described in
Note 1 to the consolidated financial statements.

DESCRIPTION                           2001          2000          1999          1998         1997
-----------                        -----------   -----------   -----------   ----------   ----------
Revenues.........................  $   673,782   $   329,283   $        --   $       --   $   55,815
Cost of goods sold...............     (419,157)     (176,936)           --           --           --
                                   -----------   -----------   -----------   ----------   ----------
Gross margin.....................      254,625       152,347            --           --       55,815
OPERATING EXPENSES
General & administrative.........   12,162,069     2,890,869     2,576,169    3,167,690    1,598,393
Marketing........................    2,995,650       645,059            --                        --
Research & development...........    7,991,158     5,114,518     1,837,182    2,430,038    1,812,798
Depreciation & amortization......    2,258,445       616,205        50,393           --           --
Other............................    2,893,849       583,054            --           --           --
Total operating expenses.........   28,301,171     9,849,705     4,463,744    5,597,728    3,411,191
Operating (loss).................  (28,046,546)   (9,697,358)   (4,463,744)  (5,597,728)  (3,355,376)
Other income (expense)...........    1,933,962       804,203      (562,097)    (411,794)       5,762
Net Loss.........................  (26,112,584)   (8,893,155)   (5,025,841)  (6,009,522)  (3,349,614)
                                   -----------   -----------   -----------   ----------   ----------
BASIC LOSS PER SHARE.............        (0.32)        (0.13)        (0.09)       (0.14)       (0.10)
                                   -----------   -----------   -----------   ----------   ----------
Cash, cash equivalents, and
  marketable securities..........   18,893,850    35,032,166       137,162      232,268      196,056
Total Assets.....................   31,843,009    51,462,670       375,805      381,525      528,675
Accumulated deficit..............  (60,913,229)  (34,601,965)  (25,708,810)  (2,787,343)  (1,817,773)
Total Equity.....................   29,184,680    48,284,845      (159,709)  (2,480,470)  (1,142,773)

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS CONCERNING OUR BUSINESS

    The following discussion should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and the other information included in this Report. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. When used in this document, the words "expects," "anticipates," "intends," "plans," "may," "believes," "seeks," "estimates," and similar expressions generally identify forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. For a more detailed discussion of these and other business risks, see "Risk Factors".

OVERVIEW

    Our mission is to enhance the quality of human life through the development of thermal imaging systems and associated technologies. Computerized Thermal Imaging, Inc. ("we", "us", "our", "CTI", "the Company") designs, manufactures and markets thermal imaging devices and services used for clinical diagnosis, pain management and industrial non-destructive testing. The Company markets its products worldwide with an internal sales force and through a network of independent distributors.

    We have developed applications for our technology that address industrial markets for non-destructive testing and inspection of turbine blades, aging aircraft, electronics, composites, metals and other advanced materials. We provide inspection services and design and build non-destructive test systems for industrial customers.

    Our current products consist of our Breast Cancer System (currently undergoing FDA review), Photonic Stimulator, Thermal Image Processor, and our Turbine Blade Inspection System. As mentioned above, we are a developmental stage entity, and as such, report as a single operating entity.

    To date, revenues have been generated from sales of our Photonic Stimulator, Thermal Image Processor and services provided in connection with our Turbine Blade Inspection System.

RESULTS OF OPERATION

FISCAL YEARS ENDED JUNE 30, 2001 AND 2000

    REVENUES

    Revenues for the 12 months ended June 30, 2001 totaled $674,000 compared to $329,000 for the prior year, an increase of $345,000 or 105%, and result from owning the Bales Scientific subsidiary for a full fiscal year. Revenues do not include $600,000 in back orders for industrial and medical products received during the six months ended June 30, 2001, which will be recognized as revenues in future periods in accordance with, and to the extent permitted by, generally accepted accounting principles and regulations promulgated by the Securities and Exchange Commission.

    EXPENSES

    GENERAL AND ADMINISTRATIVE. During the 12 months ended June 30, 2001, general and administrative expenses increased $9,301,000 or 325% to $12,162,000. This increase is primarily a result of additional compensation expense of $6,155,000, of which $5,140,000 is employee non-cash compensation, and $1,015,000 is cash compensation resulting from an increased number of employees. The increase is further attributable to a) additional legal expenses of $1,339,000 incurred in connection with regulatory filings, on-going litigation, and other legal matters; b) additional retirement plan and employee-related expenses of $372,000 resulting from the increase in the number of employees;
c) an increase in travel costs of $345,000; d) an increase in professional related services of $225,000 incurred in connection with recruiting and business consultation; and e) a $216,000 increase in insurance expenses. These expenses were partially offset by a decrease of $280,000 in stockholder services related to public relations, shareholder meetings, and SEC filing requirements.

    MARKETING. During the 12 months ended June 30, 2001 marketing expenses increased $2,321,000 or 344% to $2,996,000. The primary causes of this increase are: a) salary and wage expense increased $1,181,000, of which $577,000 is from non-cash compensation, and $604,000 is cash compensation attributable to an increase in the number of marketing employees; b) increased marketing and public relations expenses of $755,000; and c) a $132,000 increase in travel expenses.

    RESEARCH AND DEVELOPMENT. During the 12 months ended June 30, 2001, research and development expenses increased $2,877,000 or 56%, to $7,991,000. The increase results from a) increased clinical trial expenses, $194,000;
b) increased salary and wage expense of $1,514,000, of which $216,000 is from non-cash compensation and $1,298,00 is cash compensation attributable to an increase in the number of research employees; and c) a $382,000 increase in other research and development costs related to industrial and medical applications.

    For the 12 months ended June 30, 2001, and all prior periods, we expensed all costs associated with process and systems development, including software code development, computer hardware and software purchases, and expenses related to the development of our examination table.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the 12 months ended June 30, 2001 increased $1,642,000, or 267% to $2,258,000. This increase is expense resulting from amortization of goodwill associated with our acquisition of Bales Scientific in April 2000 and amortization of our software licenses.

    NON-REOCCURRING EXPENSES. During the 12 months ended June 30, 2001, we concluded that changes in the regulatory environment precluded effective marketing of our data base management system and abandoned the project. In connection therewith, we reduced the capitalized value of the software to zero, incurring a one-time charge of approximately $2,740,000. We also wrote off other tangible and intangible assets, with a net book value of $154,000 in connection with relocating our Utah operations to our Ogden, Utah manufacturing facility.

    NET INTEREST INCOME (EXPENSE)

    Interest income for the 12 months ended June 30, 2001 increased $1,083,000 or 129% to $1,921,000. This increase resulted from investing proceeds from the April 2000 private placement of our common stock.

    NET LOSS

    As a result of the foregoing, we incurred a loss of $26,113,000, or $(0.32) per share, for the 12 months ended June 30, 2001, compared to a loss of $8,893,000, or $(0.13) per share, for the 12 months ended June 30, 2000.

FISCAL YEARS ENDED JUNE 30, 2000 AND 1999

    REVENUES

    Revenues for the 12 months ended June 30, 2000 totaled $329,000 compared to $0 for the prior year. These revenues resulted entirely from product sales by our Bales Scientific subsidiary, acquired in April 2000.

    EXPENSES

    We incurred a loss of $8,893,000 for the 12 months ended June 30, 2000 compared to a loss of $5,026,000 for the 12 months ended June 30, 1999. The principal reason for the increased loss is a $285,000 increase in general and administrative expenses (from $2,576,000 during the 1999 fiscal year to $2,861,000 during the 2000 fiscal year), a $675,000 increase in marketing expenses (from $0 during the 1999 fiscal year to $675,000), and a $3,277,000 increase in research and development costs (from $1,837,000 during the 1999 fiscal year to $5,114,000 during the 2000 fiscal year). We also experienced increases in depreciation and amortization expense of $566,000 and litigation expense of $583,000 for the 12 months ended June 30, 2000. The foregoing increases in expenses were partially offset by a $535,000 decrease in interest expense and an $832,000 increase in interest income.

    GENERAL AND ADMINISTRATIVE. The $285,000 increase in general and administrative expenses for the 12 months ended June 30, 2000 primarily resulted from a $449,000 increase in office-related expenses, a $379,000 increase in salaries, a $113,000 increase in employee-related benefits, a $74,000 increase in travel costs, and a $895,000 increase in stockholder services costs offset by a $894,000 decrease in special services, including $525,000 of compensation expense resulting from the elimination of a $525,000 subscription receivable during 1999. The overall increase in general and administrative costs in fiscal year 2000 resulted from additional hiring of administrative and professional staff to support regulatory reporting requirements, marketing efforts and advancement of our FDA Pre-Market Application.

    MARKETING. The $675,000 increase in marketing for the 12 months ended June 30, 2000 resulted from an increase in public relations expenses.

    RESEARCH AND DEVELOPMENT. The $3,277,000 increase in research and development expenses for the 12 months ended June 30, 2000 primarily resulted from a $1,460,000 increase in payments to TRW, a $397,000 increase in salaries, a $340,000 increase in software maintenance fees, a $85,000 increase in clinical trial expenses, a $92,000 increase in FDA-related consulting expenses and a $923,000 increase in payments to Battelle. The overall increase in research and development costs in fiscal year 2000 resulted from hiring additional technical personnel and outside consultants to further our clinical trials and advance submission of our modules towards final FDA approval.

    During our 2000 fiscal year and all prior fiscal years, we expensed all costs associated with processes and systems, including software code writings, computer systems hardware and software purchases, and material expenses in the development of our examination table.

    DEPRECIATION & AMORTIZATION. The increase in depreciation and amortization expense resulted from amortization of goodwill associated with our acquisition of Bales Scientific and amortization of software licenses. The increase in litigation expense primarily resulted from a $475,000 non-cash settlement wherein we granted, at a discounted strike price, warrants to purchase our stock, in satisfaction of two actions against us by Bristol Asset Management, LLC. The increase in interest income primarily resulted from the investment of cash raised from the placement of our equity securities.

    NET INTEREST INCOME (EXPENSE)

    Interest income in the 12 months ended June 30, 2000 increased $832,000 compared with the 12 months ended June 30, 1999, to $838,000. This increase is the result of investing the proceeds from the private placement of our common stock during the quarter ended March 31, 2000.

    NET LOSS

    As a result of the foregoing, for the 12 months ended June 30, 2000, we incurred a loss of $8,893,000, or $(0.13) per share, compared to a loss of $5,026,000, or $(0.09) per share, for the 12 months ended June 30, 1999.

UNAUDITED QUARTERLY RESULTS OF OPERATIONS

    The following table summarizes our results of operations for each of the four quarters ended June 30, 2000 and June 30, 2001. This information was derived from unaudited interim consolidated financial statements that, in the opinion of management, have been prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this report and include all adjustments necessary for fair statement of such information when read in conjunction with the audited consolidated financial statements and notes thereto.

    We believe that period-to-period comparisons of our historical operating results are not necessarily indicative of future performance.

                                                             QUARTER ENDED (UNAUDITED)
                       ------------------------------------------------------------------------------------------------------
                         6/30/01      3/31/01      12/31/00     9/30/00      6/30/00      3/31/01      12/31/99     9/30/99
                       -----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Revenues.............      371,363      106,712      116,042       79,665      329,283           --           --           --
Cost of goods sold...     (285,599)     (41,759)     (48,780)     (43,019)    (176,936)          --           --           --
                       -----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
  Gross margin.......       85,764       64,953       67,262       36,646      152,347           --           --           --
General &
  administrative.....    4,952,286    2,114,077    3,386,396    1,709,310    1,156,869      555,459      738,508      410,578
Research &
  development........    1,999,264    1,989,246    2,378,855    1,623,793    1,992,972    1,190,557    1,251,617      679,372
Marketing............    1,585,273      661,050      504,078      245,249      206,864      303,381      164,269           --
Depreciation &
  amortization.......      567,383      544,038      709,237      437,787      364,798      212,352       22,750       16,305
Impairment loss......    2,893,849           --           --           --           --           --           --           --
Litigation...........           --           --           --           --      520,554       62,500           --           --
                       -----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
  Total costs and
    expenses.........   11,998,055    5,308,411    6,978,566    4,016,139    4,242,057    2,324,249    2,177,143    1,106,256
Net interest income..      367,843      424,720      511,661      616,842      569,425      258,789        7,975        1,493
Misc. Income.........        6,344        4,000           --        2,552           --           --           --           --
                       -----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
  Total other
    income...........      374,187      428,720      511,661      619,394      569,425      258,789        7,975        1,493

Net loss.............  (11,538,104)  (4,814,738)  (6,399,643)  (3,360,099)  (3,520,285)  (2,065,460)  (2,169,168)  (1,104,763)
                       ===========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

SOURCES OF LIQUIDITY

    Since inception, we have generated significant losses from operations. Although our recently acquired subsidiary, Bales Scientific, has generated limited revenues during the past several years, it is also a development stage enterprise. Our cash requirements consist of, but are not limited to: general corporate expenses including salaries and benefits, lease payments for office space, technology acquisition, software license and maintenance contracts payments, legal and accounting fees, clinical trial and technical support, FDA consulting, marketing, and expenses associated with the private placement of our equity securities. Capital resources needed to meet our past and planned expenditures have been financed and are likely to continue to be primarily from the sale of equity securities. As of September 25, 2000, we had approximately $17.4 million in working capital.

    AGREEMENT WITH BEACH BOULEVARD, LLC. On March 4, 1999, we entered into a Securities Purchase Agreement (as amended in May 1999, the "Investment Agreement") with Beach Boulevard L.L.C. ("Beach"). Subject to certain conditions provided in the Investment Agreement, we may require Beach to purchase up to $7 million of our common stock in a series of $500,000 tranches. As of the date hereof, we have required Beach to purchase approximately $3 million of our common stock in a series of six tranches. Subject to various factors specified in the Investment Agreement, Beach remains obligated to provide us with the remaining $4 million commitment. There is no assurance that these conditions will be met or that Beach will fulfill its obligations in the future.

CAPITAL REQUIREMENTS/PLAN OF OPERATION

    Our capital requirements may vary from our estimates and depend upon numerous factors including, but not limited to: a) progress in our research and development programs; b) results of pre-clinical and clinical testing; c) costs of technology; d) time and costs involved in obtaining regulatory approvals;
e) costs of filing, defending and enforcing any patent claims and other intellectual property rights; f) the economic impact of competing technological and market developments; and g) the terms of any new collaborative, licensing and other arrangements that we may establish.

    We estimate that we will require approximately $12.3 million in net cash to meet our operating plan goals for the Fiscal Year ending June 30, 2002. We expect to use approximately $6.5 million to fund research and development to continue our clinical trials, test our medical systems in connection with other clinical applications, and expand our industrial applications into new possibilities; $2.0 million for day-to-day operating expenses including lease payments on our facilities; $4.5 million to cover salaries not including R&D salaries; 2.8 million for public relations, advertising, and commercialization of our products; $0.7 million for capital expenditures, and $0.5 million for legal and accounting expenses.

    We believe we will have sufficient capital to fund our business plan over the next year. If additional capital is required, we will rely on private investors to support us either through loans or contributions to capital in exchange for restricted common stock.

ITEM 7A: QUANTITAVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are a development stage enterprise. We currently believe we are not subject to market risks beyond ordinary economic risks, such as interest rate fluctuation and inflation.

    At June 30, 2001, we had invested approximately $11.07 million in available-for-sale marketable securities including investments in United States government securities and corporate bonds and had approximately $7.8 million in cash available to invest in available-for-sale marketable securities. Although we believe the issuers of these marketable securities are solvent and are favorably rated by recognized rating agencies, there is the risk that such issuers may not have sufficient liquid assets to satisfy their obligations at the time such obligations become due. If such were to occur, we may not be able to recover the full amount of our investment.

    Each of our marketable securities has a fixed rate of interest. Accordingly, a change in market interest rates may result in an increase or decrease in the market value of our marketable securities. If we liquidate any of our marketable securities prior to the time of their maturity, we could receive less than the face value of the security.

ITEM 8. FINANCIAL STATEMENTS

              COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
Independent Auditors' Report................................     F-2

Independent Auditors' Report................................     F-3

Consolidated Balance Sheets as of June 30, 2001 and 2000....     F-4

Consolidated Statements of Operations for the years ended
  June 30, 2001, 2000, and 1999 and for the period from
  June 10, 1987 (Inception) to June 30, 2001................     F-5

Consolidated Statements of Stockholders' Equity for
  the years ended June 30, 2001, 2000, and 1999 and for the
  period from June 10, 1987 (Inception) to June 30, 2001....     F-6

Consolidated Statements of Cash Flows for the years ended
  June 30, 2001, 2000, and 1999 and for the period from
  June 10, 1987 (Inception) to June 30, 2001................    F-13

Notes to Consolidated Financial Statements..................    F-15

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of
Computerized Thermal Imaging, Inc.
(A Development Stage Company)
Layton, Utah

We have audited the accompanying consolidated balance sheet of Computerized Thermal Imaging, Inc. (a development stage company) as of June 30, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 2000 and 1999 and from inception on June 10, 1987 through June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computerized Thermal Imaging, Inc. (a development stage company) as of June 30, 2000, and the consolidated results of their operations and their cash flows for the years ended June 30, 2000 and 1999 and from inception on June 10, 1987 through June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

HJ & Associates, LLC

Salt Lake City, Utah
September 1, 2000

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Computerized Thermal Imaging, Inc. and Subsidiaries
(A Development Stage Company)
Layton, Utah

We have audited the accompanying consolidated balance sheet of Computerized Thermal Imaging, Inc. and Subsidiaries (the Company) (a development stage company) as of June 30, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended, and for the period June 10, 1987 (date of inception) to June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The Company's consolidated financial statements as of and for the year ended June 30, 2000, for the year ended
June 30, 1999 and for the period June 10, 1987 (date of inception) through June 30, 2000 were audited by other auditors whose report, dated September 1, 2000, expressed an unqualified opinion on those statements. The consolidated financial statements for the period June 10, 1987 (date of inception) through June 30, 2000 reflect total revenues and net loss of $329,283 and $34,601,965, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors for the cumulative information for the period from June 10, 1987 (date of inception) through June 30, 2000, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at June 30, 2001, and the results of their operations and their cash flows for the year then ended, and for the period from June 10, 1987 (date of inception) to June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Salt Lake City, Utah
September 11, 2001

              COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 2001 AND 2000

                                                                 2001          2000
                                                              -----------   -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 7,810,285   $ 8,997,767
  Investments available for sale............................   11,070,065    26,034,399
  Accounts receivable--trade (less allowance for doubtful
    accounts: 2001--$23,963; 2000--$4,200)..................      383,331       177,254
  Accounts receivable--other................................      559,080       439,273
  Inventories...............................................      643,098       110,206
  Prepaid expenses..........................................      269,708       514,404
                                                              -----------   -----------
    Total current assets....................................   20,735,567    36,273,303
                                                              -----------   -----------
PROPERTY AND EQUIPMENT, Net.................................    1,228,609       567,936
                                                              -----------   -----------
INTANGIBLE ASSETS:
  Software license (less accumulated amortization:
    2000--$402,711).........................................           --     3,447,289
  Goodwill (less accumulated amortization: 2001--$1,348,184;
    2000--$144,772).........................................    9,834,830    10,994,561
  Intellectual property rights (less accumulated
    amortization: 2001--$5,993; 2000--$666).................       44,003        49,334
                                                              -----------   -----------
    Total intangible assets.................................    9,878,833    14,491,184
                                                              -----------   -----------
NOTE RECEIVABLE--Shareholder................................           --       130,247
                                                              -----------   -----------
TOTAL ASSETS................................................  $31,843,009   $51,462,670
                                                              ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................  $ 1,802,866   $   688,064
  Accrued liabilities.......................................      844,203       739,761
  Deferred revenues.........................................       11,260     1,750,000
                                                              -----------   -----------
    Total current liabilities...............................    2,658,329     3,177,825
                                                              -----------   -----------

COMMITMENTS AND CONTINGENCIES (Notes 7, 9, 10, and 12)

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $5.00 par value, 3,000,000
    shares authorized; none issued..........................
  Common stock, $.001 par value, 200,000,000 shares
    authorized, 81,076,546 and 80,149,516 issued and
    outstanding on June 30, 2001 and 2000, respectively.....       81,077        80,150
  Additional paid-in capital................................   89,910,457    82,774,168
  Other comprehensive income................................      106,375        32,492
  Deficit accumulated during the development stage..........  (60,913,229)  (34,601,965)
                                                              -----------   -----------
    Total stockholders' equity..............................   29,184,680    48,284,845
                                                              -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $31,843,009   $51,462,670
                                                              ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

              COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE YEARS ENDED JUNE 30, 2001, 2000, AND 1999
       AND FOR THE PERIOD JUNE 10, 1987 (INCEPTION) THROUGH JUNE 30, 2001

                                                                                           FROM
                                                                                      JUNE 10, 1987
                                                     YEARS ENDED JUNE 30,              (INCEPTION)
                                           ----------------------------------------      THROUGH
                                               2001          2000          1999       JUNE 30, 2001
                                           ------------   -----------   -----------   --------------
INCOME:
  Revenues...............................  $    673,782   $   329,283            --    $  1,003,065
  Cost of goods sold.....................      (419,157)     (176,936)           --        (596,093)
                                           ------------   -----------   -----------    ------------
GROSS MARGIN.............................       254,625       152,347            --         406,972
                                           ------------   -----------   -----------    ------------
OPERATING EXPENSES:
  General and administrative.............    12,162,069     2,861,414   $ 2,576,169      31,028,731
  Research and development...............     7,991,158     5,114,518     1,837,182      20,137,922
  Marketing..............................     2,995,650       674,514            --       3,818,234
  Depreciation and amortization..........     2,258,445       616,205        50,393       3,015,620
  Litigation settlement..................            --       583,054            --       1,097,434
  Impairment loss........................     2,893,849            --            --       2,893,849
                                           ------------   -----------   -----------    ------------
Total operating expenses.................    28,301,171     9,849,705     4,463,744      61,991,790
                                           ------------   -----------   -----------    ------------
OPERATING LOSS...........................   (28,046,546)   (9,697,358)   (4,463,744)    (61,584,818)
                                           ------------   -----------   -----------    ------------
OTHER INCOME (EXPENSE):
  Interest income........................     1,921,066       837,682         6,124       2,784,755
  Interest expense.......................            --       (33,479)     (568,221)     (2,173,812)
  Other..................................        12,896            --            --         193,711
                                           ------------   -----------   -----------    ------------
Total other income (expense).............     1,933,962       804,203      (562,097)        804,654
                                           ------------   -----------   -----------    ------------
LOSS BEFORE EXTRAORDINARY ITEM...........   (26,112,584)   (8,893,155)   (5,025,841)    (60,780,164)
EXTRAORDINARY GAIN ON EXTINGUISHMENT OF
  DEBT...................................            --            --            --          65,637
                                           ------------   -----------   -----------    ------------
NET LOSS.................................   (26,112,584)   (8,893,155)   (5,025,841)    (60,714,527)
OTHER COMPREHENSIVE INCOME--Unrealized
  gain on investments available for
  sale...................................        73,883        32,492            --         106,375
                                           ------------   -----------   -----------    ------------
TOTAL COMPREHENSIVE LOSS.................  $(26,038,701)  $(8,860,663)  $(5,025,841)   $(60,608,152)
                                           ============   ===========   ===========    ============
WEIGHTED AVERAGE SHARES OUTSTANDING......    80,463,731    68,452,635    57,525,818              --
                                           ============   ===========   ===========    ============
BASIC AND DILUTED LOSS PER COMMON
  SHARE..................................  $      (0.32)  $     (0.13)  $     (0.09)             --
                                           ============   ===========   ===========    ============

 The accompanying notes are an integral part of these consolidated statements.

              COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               FOR THE YEARS ENDED JUNE 30, 2001, 2000, AND 1999
       AND FOR THE PERIOD JUNE 10, 1987 (INCEPTION) THROUGH JUNE 30, 2001

                                                                                                         LOSSES
                                                                                                      ACCUMULATED
                                     COMMON STOCK        ADDITIONAL                    ACCUMULATED     DURING THE
                                 ---------------------     PAID-IN     SUBSCRIPTION   COMPREHENSIVE   DEVELOPMENT
                                   SHARES      AMOUNT      CAPITAL      RECEIVABLE       INCOME          STAGE          TOTAL
                                 ----------   --------   -----------   ------------   -------------   ------------   ------------
Balance at inception, June 10,
  1987.........................          --        --             --            --            --                --             --

Stock issued for cash to
  founders in 1987 at $0.001
  per share....................   5,000,000   $ 5,000             --            --            --                --   $      5,000
Stock issued for cash in
  connection with public
  offering in 1988 at $0.004
  per share....................   5,000,000     5,000    $    14,562            --            --                --         19,562
Stock issued for cash in
  connection with a Regulation
  D offering in 1989 at $3.13
  per share....................      80,000        80        249,930            --            --                --        250,010
Stock issued for services in
  1990 at $0.51 per share......     500,000       500        254,500            --            --                --        255,000
Stock issued for cash in
  connection with a Regulation
  D offering in 1991 at $0.50
  per share....................     180,000       180         89,820            --            --                --         90,000
Stock issued for services in
  1991 at $0.50 per share......   3,240,000     3,240      1,616,760            --            --                --      1,620,000
Stock issued for services in
  1992 at $0.12 per share......   4,860,000     4,860        578,340            --            --                --        583,200
Stock issued for services in
  1993 at $0.06 per share......   1,134,500     1,134         82,726            --            --                --         83,860
Stock issued for extension of
  debt agreement in 1993 at
  $0.08 per share..............       9,000         9            691            --            --                --            700
Stock issued in connection with
  claims of certain
  stock-holders in 1993 at
  $0.06 per share..............       1,000         1             59            --            --                --             60
Stock issued for cash in 1994
  at $0.07 per share...........     387,000       387         25,613            --            --                --         26,000
Stock issued for services in
  1994 at $0.10 per share......   1,485,660     1,486        149,148            --            --                --        150,634
Stock issued for extension of
  debt agreement in 1994 at
  $0.07 per share..............       9,000         9            591            --            --                --            600
                                 ----------   -------    -----------     ---------      --------      ------------   ------------
Balance Forward................  21,886,160    21,886      3,062,740            --            --                --      3,084,626
                                 ----------   -------    -----------     ---------      --------      ------------   ------------

  The accompanying notes are an integral part of these consolidated financial statements.

              COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

               FOR THE YEARS ENDED JUNE 30, 2001, 2000, AND 1999
       AND FOR THE PERIOD JUNE 10, 1987 (INCEPTION) THROUGH JUNE 30, 2001

                                                                                                         LOSSES
                                                                                                      ACCUMULATED
                                     COMMON STOCK        ADDITIONAL                    ACCUMULATED     DURING THE
                                 ---------------------     PAID-IN     SUBSCRIPTION   COMPREHENSIVE   DEVELOPMENT
                                   SHARES      AMOUNT      CAPITAL      RECEIVABLE       INCOME          STAGE          TOTAL
                                 ----------   --------   -----------   ------------   -------------   ------------   ------------
Balance Forward................  21,886,160   $21,886    $ 3,062,740            --            --                --   $  3,084,626

Stock issued in connection with
  claims by certain
  stockholders at $0.12 per
  share........................      51,000        51          5,989            --            --                --          6,040
Stock issued for cash in 1995
  at $0.60 per share...........     679,202       680        407,995            --            --                --        408,675
Stock issued for services in
  1995 at $0.87 per share......   3,506,461     3,506      3,049,200            --            --                --      3,052,706
Stock issued to convert notes
  payable in 1996 at $0.17 per
  share........................     702,400       702        117,941            --            --                --        118,643
Common stock issued upon
  conversion of preferred
  shares in 1995 at $1.69 per
  share........................     124,600       125        209,875            --            --                --        210,000
Stock issued for cash in
  connection with a Regulation
  D offering in 1996 at $1.00
  per share....................   1,462,600     1,463      1,461,137            --            --                --      1,462,600
Stock issued for note
  receivable in connection with
  a Regulation D offering in
  1996 at $1.00 per share......     525,000       525        524,475      (525,000)           --                --             --
Stock issued in satisfaction of
  offering costs in connection
  with a Regulation D offering
  in 1996 at $0.00 per share...      53,650        53            (53)           --            --                --             --
Stock issued in connection with
  the settlement of a note
  payable to an individual in
  1996 at $0.98 per share......     734,942       735        721,345            --            --                --        722,080
Stock issued in connection with
  the settlement of claims by
  certain stockholders in 1996
  at $0.88 per share...........     578,000       578        507,702            --            --                --        508,280
Common stock issued upon
  conversion of preferred
  shares in 1996 at $1.70 per
  share........................      14,700        14         24,986            --            --                --         25,000
                                 ----------   -------    -----------     ---------      --------      ------------   ------------
Balance Forward................  30,318,715    30,318     10,093,332      (525,000)           --                --      9,598,650
                                 ----------   -------    -----------     ---------      --------      ------------   ------------

  The accompanying notes are an integral part of these consolidated financial statements.

              COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

               FOR THE YEARS ENDED JUNE 30, 2001, 2000, AND 1999
       AND FOR THE PERIOD JUNE 10, 1987 (INCEPTION) THROUGH JUNE 30, 2001

                                                                                                         LOSSES
                                                                                                      ACCUMULATED
                                     COMMON STOCK        ADDITIONAL                    ACCUMULATED     DURING THE
                                 ---------------------     PAID-IN     SUBSCRIPTION   COMPREHENSIVE   DEVELOPMENT
                                   SHARES      AMOUNT      CAPITAL      RECEIVABLE       INCOME          STAGE          TOTAL
                                 ----------   --------   -----------   ------------   -------------   ------------   ------------
Balance Forward................  30,318,715   $30,318    $10,093,332     $(525,000)           --                --   $  9,598,650

Stock issued in repayment of
  notes payable/interest
  expense in 1996 at $1.05 per
  share........................     146,590       147        153,060            --            --                --        153,207
Stock issued for cash in 1996
  at $0.68 per share...........   1,163,625     1,164        795,306            --            --                --        796,470
Stock issued for services in
  1996 at $1.05 per share......   1,277,633     1,278        891,874            --            --                --        893,152
Stock issued as a bonus to
  investors in connection with
  the Company's 1996 Regulation
  D offering at $0.00 per
  share........................     211,900       212           (212)           --            --                --             --
Conversion of debentures to
  common stock at $0.65 per
  share........................      98,768        99         64,026            --            --                --         64,125
Stock issued for cash at $0.55
  per share....................   1,833,152     1,833      1,008,376            --            --                --      1,010,209
Stock issued for services at
  $0.59 per share..............     687,266       687        404,811            --            --                --        405,498

Conversion of debentures to
  common stock at $0.41 per
  share........................   2,403,838     2,404        977,951            --            --                --        980,355
Stock issued to convertible
  debenture holders for failure
  to complete registration of
  the underlying common stock
  in a timely manner at $0.42
  per share....................     197,574       198         82,018            --            --                --         82,216
Stock issued for cash at $0.31
  per share....................   9,476,418     9,476      2,896,760            --            --                --      2,906,236
                                 ----------   -------    -----------     ---------      --------      ------------   ------------
Balance Forward................  47,815,479    47,816     17,367,302      (525,000)           --                --     16,890,118
                                 ----------   -------    -----------     ---------      --------      ------------   ------------

  The accompanying notes are an integral part of these consolidated financial statements.

              COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

               FOR THE YEARS ENDED JUNE 30, 2001, 2000, AND 1999
       AND FOR THE PERIOD JUNE 10, 1987 (INCEPTION) THROUGH JUNE 30, 2001

                                                                                                         LOSSES
                                                                                                      ACCUMULATED
                                     COMMON STOCK        ADDITIONAL                    ACCUMULATED     DURING THE
                                 ---------------------     PAID-IN     SUBSCRIPTION   COMPREHENSIVE   DEVELOPMENT
                                   SHARES      AMOUNT      CAPITAL      RECEIVABLE       INCOME          STAGE          TOTAL
                                 ----------   --------   -----------   ------------   -------------   ------------   ------------
Balance Forward................  47,815,479   $47,816    $17,367,302     $(525,000)           --                --   $ 16,890,118

Stock issued for services at
  $0.59 per share..............     521,478       521        305,860            --            --                --        306,381
Warrants issued for services...          --        --      1,006,000            --            --                --      1,006,000
Stock subject to recission
  offer........................    (771,200)     (771)      (306,102)           --            --                --       (306,873)
Losses accumulated during the
  period from inception
  June 10, 1987 to June 30,
  1998.........................          --        --             --            --            --       (20,682,969)   (20,682,969)
                                 ----------   -------    -----------     ---------      --------      ------------   ------------
Balance, June 30, 1998.........  47,565,757    47,566     18,373,060      (525,000)           --       (20,682,969)    (2,787,343)

Reclassification of stock no
  longer subject to rescission
  offer at $0.40 per share.....     771,200       771        306,102            --            --                --        306,873
Stock issued in a private
  placement to a director and a
  stockholder for cash at $0.70
  per share....................     285,000       285        199,715            --            --                --        200,000
Stock issued for cash with
  169,837 shares issued for a
  placement fee to a third
  party at $0.47 per share.....   2,133,862     2,134        997,866            --            --                --      1,000,000
Stock issued in satisfaction of
  cash advances at $0.47 per
  share........................     460,861       461        217,316            --            --                --        217,777
Stock issued in satisfaction of
  cash advances from affiliate
  at $0.48 per share...........   4,403,323     4,403      2,098,558            --            --                --      2,102,961
Stock issued upon conversion of
  warrants at $0.71 per share,
  net of placement fee of
  $2,000.......................     264,166       264        187,936            --            --                --        188,200
Stock issued for services at
  $0.67 per share..............      45,800        46         30,640            --            --                --         30,686
Stock issued in private
  placement at $0.37 per
  share........................   2,364,865     2,365        872,635            --            --                --        875,000
Stock issued for cash to redeem
  two notes totaling $597,500,
  accrued discount of $597,500,
  accrued interest of $49,638,
  for a total of $1,244,638 at
  $0.37 per share..............   2,140,164     2,140      1,242,498            --            --                --      1,244,638
                                 ----------   -------    -----------     ---------      --------      ------------   ------------
Balance Forward................  60,434,998    60,435     24,526,326      (525,000)           --       (20,682,969)     3,378,792
                                 ----------   -------    -----------     ---------      --------      ------------   ------------

  The accompanying notes are an integral part of these consolidated financial statements.

              COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

               FOR THE YEARS ENDED JUNE 30, 2001, 2000, AND 1999
       AND FOR THE PERIOD JUNE 10, 1987 (INCEPTION) THROUGH JUNE 30, 2001

                                                                                                         LOSSES
                                                                                                      ACCUMULATED
                                     COMMON STOCK        ADDITIONAL                    ACCUMULATED     DURING THE
                                 ---------------------     PAID-IN     SUBSCRIPTION   COMPREHENSIVE   DEVELOPMENT
                                   SHARES      AMOUNT      CAPITAL      RECEIVABLE       INCOME          STAGE          TOTAL
                                 ----------   --------   -----------   ------------   -------------   ------------   ------------
Balance Forward................  60,434,998   $60,435    $24,526,326     $(525,000)           --      $(20,682,969)  $  3,378,792

Stock issued for cash at $0.55
  per share, net of offering
  costs of $87,660.............   1,669,127     1,669        910,671            --            --                --        912,340
Stock issued in satisfaction of
  liability at $0.29 per
  share........................     171,435       172         49,828            --            --                --         50,000
Subscription receivable
  forgiven in lieu of
  compensation.................          --        --             --       525,000            --                --        525,000
Net loss.......................          --        --             --            --            --        (5,025,841)    (5,025,841)
                                 ----------   -------    -----------     ---------      --------      ------------   ------------
Balance, June 30, 1999.........  62,275,560    62,276     25,486,825            --            --       (25,708,810)      (159,709)

Stock issued for cash:
  $0.54 per share, net of
    offering expenses of
    $25,000....................     933,707       934        474,066            --            --                --        475,000
  $0.55 per share..............     913,916       914        499,086            --            --                --        500,000
  $0.60 per share, net of
    offering expenses of
    $25,000,...................     875,657       876        502,583            --            --                --        503,459
  $1.25 per share, net of
    offering expenses of
    $25,000....................     400,641       401        474,569            --            --                --        474,970
  $9.80 per share..............     510,204       510      4,999,490            --            --                --      5,000,000
Stock issued to corporation for
  services at $0.94 per
  share........................      33,997        34         31,839            --            --                --         31,873
Warrants exercised for cash:
  $0.46 per share..............     150,000       150         68,850            --            --                --         69,000
  $0.72 per share..............     133,166       133         95,746            --            --                --         95,879
  $1.19 per share..............     254,155       254        302,203            --            --                --        302,457
  $1.50 per share..............      50,000        50         74,950            --            --                --         75,000
  $2.00 per share..............     100,000       100        199,900            --            --                --        200,000
  $2.50 per share..............   1,235,963     1,236      3,187,130            --            --                --      3,188,366
Stock issued to individuals for
  services:
  $1.20 per share..............     200,000       200        239,800            --            --                --        240,000
  $2.80 per share..............       2,000         2          5,598            --            --                --          5,600
Stock issued to individual for
  shares of CTICO (a
  subsidiary):                                                                  --            --                --
  $1.20 per share..............      15,000        15         17,985            --            --                --         18,000
  $1.50 per share..............       5,000         5          7,495            --            --                --          7,500
  $2.80 per share..............      50,000        50        139,950            --            --                --        140,000
Warrants exercised for
  services:                                                                     --            --                --
  $3.63 per share..............      13,885        13         50,319            --            --                --         50,332
  $3.72 per share..............      15,623        16         58,083            --            --                --         58,099
                                 ----------   -------    -----------     ---------      --------      ------------   ------------
Balance Forward................  68,168,474    68,169     36,916,467            --            --       (25,708,810)    11,275,826
                                 ----------   -------    -----------     ---------      --------      ------------   ------------

  The accompanying notes are an integral part of these consolidated financial statements.

              COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

               FOR THE YEARS ENDED JUNE 30, 2001, 2000, AND 1999
       AND FOR THE PERIOD JUNE 10, 1987 (INCEPTION) THROUGH JUNE 30, 2001

                                                                                                         LOSSES
                                                                                                      ACCUMULATED
                                     COMMON STOCK        ADDITIONAL                    ACCUMULATED     DURING THE
                                 ---------------------     PAID-IN     SUBSCRIPTION   COMPREHENSIVE   DEVELOPMENT
                                   SHARES      AMOUNT      CAPITAL      RECEIVABLE       INCOME          STAGE          TOTAL
                                 ----------   --------   -----------   ------------   -------------   ------------   ------------
Balance Forward................  68,168,474   $68,169    $36,916,467            --            --      $(25,708,810)  $ 11,275,826

Stock issued to Company's
  401(k) plan at $3.81 per
  share........................      11,348        11         43,225            --            --                --         43,236
Warrants exercised for cash at
  $2.50 per share..............      76,250        76        190,548            --            --                --        190,624
Stock and warrants issued for
  cash, net of offering
  expenses of $2,932,324, at
  $3.81 per share and
  warrant......................  11,148,766    11,149     39,533,423            --            --                --     39,544,572
Stock issued in connection with
  acquisition of Bales
  Scientific at $7.75 per
  share........................     709,678       710      5,499,290            --            --                --      5,500,000
Shares issued on exercise of
  stock options by officer at
  $.70 per share...............      35,000        35         24,465            --            --                --         24,500
Options granted to officer at
  15% discount to market as
  compensation.................          --        --         91,750            --            --                --         91,750
Warrants issued at 14% discount
  to market in connection with
  the settlement of a
  lawsuit......................          --        --        475,000            --            --                --        475,000
Other comprehensive income.....          --        --             --            --      $ 32,492                --         32,492
Net loss.......................          --        --             --            --            --        (8,893,155)    (8,893,155)
                                 ----------   -------    -----------     ---------      --------      ------------   ------------
Balance at June 30, 2000.......  80,149,516    80,150     82,774,168            --        32,492       (34,601,965)    48,284,845

Warrants exercised on a
  cashless basis:
  $0.9375 per share............      32,249        32            (32)           --            --                --             --
  $1.70 per share..............     162,430       162           (162)           --            --                --             --
Warrants exercised for cash:
  $0.72 per share..............      16,379        16         11,777            --            --                --         11,793
  $2.50 per share..............      73,125        73        182,740            --            --                --        182,813
  $5.00 per share..............      26,246        27        131,204            --            --                --        131,231
                                 ----------   -------    -----------     ---------      --------      ------------   ------------
Balance forward................  80,459,945    80,460     83,099,695            --        32,492       (34,601,965)    48,610,682
                                 ----------   -------    -----------     ---------      --------      ------------   ------------

  The accompanying notes are an integral part of these consolidated financial statements.

              COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

               FOR THE YEARS ENDED JUNE 30, 2001, 2000, AND 1999
       AND FOR THE PERIOD JUNE 10, 1987 (INCEPTION) THROUGH JUNE 30, 2001

                                                                                                         LOSSES
                                                                                                      ACCUMULATED
                                     COMMON STOCK        ADDITIONAL                    ACCUMULATED     DURING THE
                                 ---------------------     PAID-IN     SUBSCRIPTION   COMPREHENSIVE   DEVELOPMENT
                                   SHARES      AMOUNT      CAPITAL      RECEIVABLE       INCOME          STAGE          TOTAL
                                 ----------   --------   -----------   ------------   -------------   ------------   ------------
Balance Forward................  80,459,945   $80,460    $83,099,695            --      $ 32,492      $(34,601,965)  $ 48,610,682

Options exercised for cash:
  $0.70 per share..............     264,286       264        184,736            --            --                --        185,000
  $1.50 per share..............      45,766        46         68,603            --            --                --         68,649
  $1.70 per share..............     105,659       106        179,516            --            --                --        179,622
Stock issued to Company's
  401(k) plan at $4.5739 per
  share........................      11,533        12         52,739            --            --                --         52,751
Stock issued for services:
  $3.75 per share..............     189,357       189        134,646            --            --                --        134,835
Compensation expense on options
  marked to market.............          --        --      3,840,942            --            --                --      3,840,942
Refund received of stock
  offering costs...............          --        --        192,664            --            --                --        192,664
Deemed dividend on extension of
  warrants.....................          --        --        198,680            --            --          (198,680)            --
Options issued at a discount to
  market.......................          --        --        270,986            --            --                --        270,986
Options extended beyond their
  expiration date..............          --        --      1,687,250            --            --                --      1,687,250
Other comprehensive income.....          --        --             --            --        73,883                --         73,883
Net loss.......................          --        --             --            --            --       (26,112,584)   (26,112,584)
                                 ----------   -------    -----------     ---------      --------      ------------   ------------
Balance at June 30, 2001.......  81,076,546   $81,077    $89,910,457            --      $106,375      $(60,913,229)  $ 29,184,680
                                 ==========   =======    ===========     =========      ========      ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

              COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED JUNE 30, 2001, 2000, AND 1999
       AND FOR THE PERIOD JUNE 10, 1987 (INCEPTION) THROUGH JUNE 30, 2001

                                                                                                              FROM
                                                                                                         JUNE 10, 1987
                                                                        YEARS ENDED JUNE 30,              (INCEPTION)
                                                              ----------------------------------------      THROUGH
                                                                  2001          2000          1999       JUNE 30, 2001
                                                              ------------   -----------   -----------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(26,112,584)  $(8,893,155)  $(5,025,841)   $(60,714,527)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Depreciation and amortization.............................     2,258,445       616,205        50,393       3,015,620
  Impairment loss...........................................     2,893,849            --            --       2,893,849
  Amortization of bond premium..............................       (74,685)           --            --         (74,685)
  Amortization of debt issuance costs and discounts on notes
    payable.................................................            --            --       597,500         929,313
  Common stock, warrants, and options issued as compensation
    for services............................................       270,986       432,205       555,686       9,614,787
  Options extended beyond their expiration date.............     1,687,250            --            --       1,687,250
  Common stock issued for interest expense..................            --            --            --         423,595
  Compensation expense on options marked to market..........     3,840,942            --            --       3,840,942
  Common stock issued to settle litigation..................            --            --            --         514,380
  Options issued at discount to market to settle
    litigation..............................................            --       475,000            --         475,000
  Options issued at discount to market as compensation
    expense.................................................       134,836        91,750            --         226,586
  Common stock issued for failure to complete timely
    registration............................................            --            --            --          82,216
  Common stock issued to 401(k) plan........................        52,751        43,236            --          95,977
  Extraordinary gain on extinguishment of debt..............            --            --            --         (65,637)
  Bad debt expense..........................................       346,874            --            --         346,874
  Changes in operating assets and liabilities:
    Accounts receivable--trade..............................      (230,040)      (55,888)           --        (290,039)
    Accounts receivable--other..............................      (119,807)     (439,273)           --        (293,168)
    Inventories.............................................      (532,892)       66,552            --        (466,340)
    Prepaid expenses........................................       244,696      (512,200)        2,204         (27,934)
    Accounts payable........................................     1,114,802       635,194            --       1,650,316
    Accrued liabilities.....................................       104,442        89,758      (204,517)        729,703
    Deferred revenues.......................................    (1,738,740)    1,750,000            --          11,260
                                                              ------------   -----------   -----------    ------------
      Net cash used in operating activities.................   (15,858,875)   (5,700,616)   (4,024,575)    (35,394,662)
                                                              ------------   -----------   -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment..............            --            --         4,790           4,790
  Capital expenditures for property and equipment...........    (1,160,616)     (483,459)     (144,569)     (2,019,822)
  Acquisition of Thermal Imaging, Inc. common stock.........       (40,000)      (60,000)           --        (100,000)
  Purchase of software license..............................            --    (3,850,000)           --      (3,850,000)
  Purchase of investments available for sale................    (2,070,655)  (26,332,615)           --     (28,403,270)
  Proceeds on redemption of investments available for
    sale....................................................    17,183,558            --            --      17,183,558
  Acquisition of Bales Scientific common stock, net of cash
    acquired................................................            --    (5,604,058)           --      (5,604,058)
                                                              ------------   -----------   -----------    ------------
      Net cash provided by (used in) investing activities...    13,912,287   (36,330,132)     (139,779)    (22,788,802)
                                                              ------------   -----------   -----------    ------------

  The accompanying notes are an integral part of these consolidated financial statements.

              COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

               FOR THE YEARS ENDED JUNE 30, 2001, 2000, AND 1999
       AND FOR THE PERIOD JUNE 10, 1987 (INCEPTION) THROUGH JUNE 30, 2001

                                                                                                              FROM
                                                                                                         JUNE 10, 1987
                                                                        YEARS ENDED JUNE 30,              (INCEPTION)
                                                              ----------------------------------------      THROUGH
                                                                  2001          2000          1999       JUNE 30, 2001
                                                              ------------   -----------   -----------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock and warrants, net
    of offering costs.......................................  $    759,106   $50,597,526   $ 3,175,540    $ 61,381,934
  Advances to affiliate.....................................            --      (107,864)           --        (107,864)
  Advances from stockholders................................            --            --       904,164       2,320,738
  Proceeds from issuance of debt, net of debt issuance costs
    paid....................................................            --            --       551,117       3,576,131
  Payments on debt..........................................            --            --      (559,369)     (1,177,190)
                                                              ------------   -----------   -----------    ------------
      Net cash provided by financing activities.............       759,106    50,489,662     4,071,452      65,993,749
                                                              ------------   -----------   -----------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (1,187,482)    8,860,605       (92,902)      7,810,285
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............     8,997,767       137,162       230,064              --
                                                              ------------   -----------   -----------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $  7,810,285   $ 8,997,767   $   137,162    $  7,810,285
                                                              ============   ===========   ===========    ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest expense........................................            --            --   $     3,477    $      8,770
    Income taxes............................................            --            --            --              --
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING
  ACTIVITIES:
  Common stock issued to individuals to acquire minority
    interest of subsidiary..................................            --   $   165,500            --    $    165,500
  Common stock issued in consideration of Bales
    Scientific..............................................            --     5,500,000            --       5,500,000
  Options issued at discount to market in connection with
    offering................................................            --       744,282            --         744,282
  Stock offering costs capitalized..........................            --      (744,282)           --        (744,282)
  Common stock issued for advances from shareholders........            --            --            --       2,320,738
  Common stock issued for notes payable, accrued discount
    and interest............................................            --            --   $   980,355       2,224,953
  Common stock issued for convertible subordinated
    debentures..............................................            --            --       640,660         640,660
  Common stock returned to equity, rescission offer
    declined................................................            --            --      (306,873)             --
  Common stock issued for liabilities.......................            --            --            --          50,000

    During the year ended June 30, 2001, 237,648 warrants were exercised on a cashless basis for 194,679 shares of common stock.

  The accompanying notes are an integral part of these consolidated financial statements.

              COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION--Computerized Thermal Imaging, Inc. and Subsidiaries (the "Company") is a Nevada Corporation, involved in the development of a thermal imaging system for applications in the health care industry. The Company's system is based upon computer interpretation of thermal photography using proprietary software developed by the Company. The Company also applies elements of its core thermal imaging technology to industrial non-destructive testing applications. The Company is considered a development stage enterprise because it has not yet generated significant revenues from the sale of its products.

    Since inception, the Company has devoted substantially all of its efforts to: 1) the development and improvement of systems for commercial application of thermal imaging technology in the medical industry; 2) the development of markets for its technology; and 3) the search for sources of capital to fund its efforts. On April 18, 2000, the Company acquired 100 percent of the outstanding common stock of Bales Scientific, Inc. ("Bales"), a company that designs, manufactures, and sells high-resolution, dynamic, digital infrared-imaging workstations and related products for both medical and industrial applications (see Note 6).

    BASIS OF PRESENTATION--The Company's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has been primarily involved in research and development activities. This has resulted in significant operating losses and an accumulated deficit at June 30, 2001 of $60,913,229. The Company's continued existence is dependent on its ability to secure requisite regulatory approvals, successfully commercialize its products, and secure additional funding, if required, to market its products in the United States and abroad. In January 2001, the Company began commercializing its pain management and industrial technology products. The Company has expanded its sales and marketing organization, began establishing a distribution channel with medical equipment dealers, and accepted a customer order for industrial non-destructive test equipment and services. The Company has completed clinical trials and filed the fifth and final module of its Breast Cancer System Pre-market Approval application with the Food and Drug Administration (FDA).

    PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Computerized Thermal Imaging Company ("CTICO"), formerly known as Thermal Medical
Imaging, Inc. and Bales. All intercompany transactions and accounts have been eliminated in consolidation.

    USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS--For purposes of the statements of cash flows, the Company defines cash and cash equivalents as cash in checking accounts and short-term highly liquid investments with an original maturity of three months or less.

    INVESTMENTS AVAILABLE FOR SALE--The Company invests cash reserves in U.S. government securities, corporate bonds and certificates of deposit. Investments with original maturities of less than one year

              COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             JUNE 30, 2001 AND 2000

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) are considered short term. All investments are classified as available for sale and are reported at fair market value with net unrealized gains or losses reported as a separate component of stockholders' equity. As of June 30, 2001 and 2000, there were approximately $106,000 and $32,000 of unrealized gains, respectively.

    INVENTORIES--Inventories consist of finished goods, work-in-process, and raw materials. Inventories are stated at the lower of cost or market, with cost determined using the first-in first-out method.

    PROPERTY AND EQUIPMENT--Property and equipment are stated at cost and depreciated and amortized using the straight-line method over their estimated useful lives as follows:

Leasehold improvements......................................      3 years
Office furniture and fixtures...............................    5-7 years
Machinery and equipment.....................................    5-7 years

    INTANGIBLE ASSETS--Intangible assets are stated at cost and amortized using the straight-line method over their estimated useful lives as follows:

Software licenses...........................................     3 years
Goodwill....................................................    10 years
Intellectual property rights................................    10 years

    During the year ended June 30, 2001, the Company changed the estimated useful life of goodwill from 15 years to 10 years. The effect of the change in 2001 was to increase the net loss by $257,877 or $0.003 per common share.

    REVENUE RECOGNITION--The Company recognizes revenues when it is realized or realizable and earned, which is generally upon shipment and acceptance of product in fulfillment of a customer order.

    INCOME TAXES--The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. The Company has provided a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

    RESEARCH AND DEVELOPMENT EXPENSES--The Company expenses as incurred the direct, indirect, and purchased research and development costs associated with its product.

    IMPAIRMENT OF LONG-LIVED ASSETS--The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

              COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             JUNE 30, 2001 AND 2000

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) STOCK-BASED COMPENSATION--The Company has elected to follow the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES FOR STOCK-BASED COMPENSATION, for stock options granted to employees and directors and to furnish the pro forma disclosure required under Statement of Financial Accounting (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

    COMPREHENSIVE INCOME--The Company classifies components of other comprehensive income in the consolidated financial statements and displays the accumulated balance of other comprehensive income as a separate component of stockholders' equity in the consolidated balance sheets. The only component of other comprehensive income relates to unrealized gains on investments available for sale. Unrealized gains on investments available for sale arising during the year ended June 30, 2001 totalled $96,000. The reclassification adjustment for gains included in net income during 2001 was $22,000.

    BASIC LOSS PER COMMON SHARE--Basic loss per common share is based on the net loss and the weighted average number of common shares outstanding during each period. Common equivalent shares from common stock options and warrants are excluded from the computation, as their effect would be antidilutive for all periods presented.

    SEGMENT REPORTING--The Company currently operates in a single segment. In addition, financial results are prepared and reviewed by management as a single operating segment. The Company continually evaluates its operating activities and the method utilized by management to evaluate such activities and will report on a segment basis when appropriate to do so.

    RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS--In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, BUSINESS COMBINATIONS. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

    In July 2001, the FASB issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

    RECLASSIFICATION--Certain prior period amounts have been reclassified to conform to the 2001 presentation.

              COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             JUNE 30, 2001 AND 2000

2. INVESTMENTS

    The following table summarizes the Company's investments in debt securities classified as available for sale as of June 30, 2001 and 2000 (in thousands):

                                                2001                                             2000
                           ----------------------------------------------   ----------------------------------------------
                                         GROSS        GROSS                               GROSS        GROSS
                           AMORTIZED   UNREALIZED   UNREALIZED     FAIR     AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                             COST        GAINS        LOSSES      VALUE       COST        GAINS        LOSSES      VALUE
                           ---------   ----------   ----------   --------   ---------   ----------   ----------   --------
Corporate securities.....   $10,106       $ 92         $ --      $10,198     $11,933        $23         $ (2)     $11,954
Government securities....       748         14           --          762      13,959         21          (10)      13,970
Other....................       110         --           --          110         110         --           --          110
                            -------       ----         ----      -------     -------        ---         ----      -------
Total....................   $10,964       $106         $ --      $11,070     $26,002        $44         $(12)     $26,034
                            =======       ====         ====      =======     =======        ===         ====      =======

    Contractual maturities and yields of investments in debt securities classified as available for sale securities at June 30 were as follows:

                                                                       (IN THOUSANDS)
                            -----------------------------------------------------------------------------------------------------
                                                                                                          ALL OTHER DEBT
                                 CORPORATE SECURITIES               GOVERNMENT SECURITIES                   SECURITIES
                            -------------------------------    -------------------------------    -------------------------------
                            AMORTIZED     FAIR                 AMORTIZED     FAIR                 AMORTIZED     FAIR
                              COST       VALUE      YIELD        COST       VALUE      YIELD        COST       VALUE      YIELD
                            ---------   --------   --------    ---------   --------   --------    ---------   --------   --------
2001
Due within 1 year.........   $10,106    $10,198      6.44%      $   748    $   762      6.64%       $110        $110       6.50%
                             =======    =======      ====       =======    =======      ====        ====        ====       ====
2000
Due within 1 year.........   $ 3,023    $ 3,028      8.11%      $ 8,484    $ 8,485      6.82%       $110        $110       6.35%
After 1 but within
  5 years.................   $ 8,910    $ 8,926      6.63%      $ 5,475    $ 5,485      6.97%         --          --         --
                             -------    -------      ----       -------    -------      ----        ----        ----       ----
Total.....................   $11,933    $11,954      7.01%      $13,959    $13,970      6.88%       $110        $110       6.35%
                             =======    =======      ====       =======    =======      ====        ====        ====       ====

    During the year ended June 30, 2001, gross realized gains from sales of investment securities classified as available for sale totaled $22,000. There were no gross realized losses during 2001 and no gross realized gains or losses during 2000 and 1999.

3. INVENTORIES

    Inventories consist of the following at June 30, 2001 and 2000:

                                                            2001       2000
                                                          --------   --------
Raw materials and work-in-process.......................  $341,898   $110,206
Finished goods..........................................   301,200
                                                          --------   --------
Total...................................................  $643,098   $110,206
                                                          ========   ========

              COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             JUNE 30, 2001 AND 2000

4. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following at June 30, 2001 and 2000:

                                                           2001        2000
                                                        ----------   ---------
Leasehold improvements................................  $  197,470   $  10,591
Office furniture and fixtures.........................     237,579      57,965
Machinery and equipment...............................   1,276,237     708,406
                                                        ----------   ---------
Total.................................................   1,711,286     776,962
Less accumulated depreciation and amortization........    (482,677)   (209,026)
                                                        ----------   ---------
Property and equipment, net...........................  $1,228,609   $ 567,936
                                                        ==========   =========

    During the year ended June 30, 2001, the Company recognized an impairment loss relating to property and equipment of approximately $150,000.

5. INTANGIBLE ASSETS

    During the fourth quarter of 2001, the Company concluded that changes in the regulatory environment precluded effective marketing of its database management system and abandoned the project. Therefore, the Company reduced the carrying value of the software license to zero, due to the fact there was no market for the license, and recognized an impairment loss of approximately $2,740,000.

6. BUSINESS COMBINATIONS

    Effective April 18, 2000, the Company acquired all of the issued and outstanding capital stock of Bales for $5,604,058 in cash, common stock with a fair market value of $5,500,000, and the assumption of liabilities totaling $155,167. The acquisition was accounted for using the purchase method of accounting; as such, results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. In conjunction with the acquisition, the Company recorded goodwill of approximately $10,871,863, which is being amortized over 10 years.

    The unaudited pro forma consolidated results of operations of the Company for the years ended June 30, 2000 and 1999 (assuming the acquisition of Bales had occurred as of July 1, 1998) are as follows:

                                                        2000          1999
                                                     -----------   -----------
Net sales..........................................  $ 1,222,530   $   687,772
Net loss...........................................   (8,900,830)   (4,081,498)
Net loss per common share--basic and diluted.......        (0.11)        (0.06)

    During each of the years ended June 30, 2001 and 2000, the Company acquired part of the minority interest of its subsidiary, CTICO, formerly known as Thermal Medical Imaging, Inc. In 2000, the Company acquired an additional 8 percent interest in CTICO for cash of $60,000 and common

              COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             JUNE 30, 2001 AND 2000

6. BUSINESS COMBINATIONS (CONTINUED)
stock with a fair market value of $165,500. In 2001, the Company acquired an additional minority interest for cash of $40,000.

    Based on the fact that losses of CTICO exceeded the minority interest and the minority interest was not obligated to make good such losses, the Company absorbed all of the losses in excess of the minority interest before its acquisition in 2001 and 2000. The acquisitions have been accounted for as step acquisitions and resulted in the recognition of goodwill totaling $265,500.

7. DEFERRED REVENUES

    The Company entered into two letter agreements on October 28, 1999 with Computerized Thermal Imaging International, Inc. ("CTII"), whereby CTII received the exclusive right to represent the Company and market and sell its products in Central and South America, including rights of first refusal to certain developmental products subsequently discontinued by the Company.

    In June 2000, the Company accepted a purchase order for the sale of ten Breast Imaging Systems to CTII for $5,000,000. In connection therewith, the Company received a down payment of $1,750,000 with the remaining $3,250,000 to be received upon delivery.

    In September 2000, the Company advised CTII of its desire to renegotiate the foregoing agreements given substantial changes in market conditions, the increased value of the Company's common stock, and unresolved issues concerning CTII's deployment of the systems in Mexico. In October 2000, following attempts to reach more favorable terms, the Company concluded it was in the best interests of the Company and its shareholders to mutually terminate the agreements and the purchase order. The Company canceled the agreement and purchase order and refunded the $1,750,000 down payment received from CTII.

8. INCOME TAX

    The composition of net deferred tax assets and the related tax effects at June 30, 2001 and 2000 are as follows:

                                                       2001           2000
                                                   ------------   ------------
Deferred tax assets:
  Net operating loss carryforward................  $ 20,434,674   $ 10,846,658
  Research credit carryforward...................     1,253,066        994,454
  Other..........................................        89,622         93,258
                                                   ------------   ------------
Total............................................    21,777,362     11,934,370
Less valuation allowance.........................   (21,615,745)   (11,773,908)
                                                   ------------   ------------
Deferred tax assets..............................       161,617        160,462
Deferred tax liabilities--differences between tax
  basis and financial reporting basis of property
  and equipment..................................      (161,617)      (160,462)
                                                   ------------   ------------
Net deferred tax assets..........................  $         --   $         --
                                                   ============   ============

              COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000

8. INCOME TAX (CONTINUED)

    The difference between the income tax benefit in the accompanying consolidated statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows for the years ended June 30, 2001, 2000, and 1999:

                                                            2001          2000          1999
                                                         -----------   -----------   -----------
Computed Federal income tax benefit at statutory rate
  of 34%...............................................  $(8,878,279)  $(3,023,845)  $(1,710,868)
State income tax benefit, net of Federal benefit.......   (1,175,066)     (400,215)     (226,438)
Nondeductible amortization.............................      463,948        55,740       190,029
Other nondeductible items..............................        6,171       117,196       221,409
Research credit........................................     (258,611)     (258,612)     (608,634)
Increase in valuation allowance........................    9,841,837     3,509,736     2,134,502
                                                         -----------   -----------   -----------
Total..................................................  $        --   $        --   $        --
                                                         ===========   ===========   ===========

    At June 30, 2001, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $53,077,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of such net operating losses will expire in various years between 2002 and 2020 and could be subject to severe limitations if significant ownership changes occur in the Company. Of the $53,077,000 of unused net operating losses noted above, approximately $6,000,000 relates to losses incurred by the Company's subsidiary, CTICO. In fiscal years prior to June 30, 2001, CTICO did not file its tax returns on a consolidated basis with the Company. Accordingly, the $6,000,000 loss incurred by CTICO is further subject to separate limitations that severely restrict the ability of the Company to use such losses.

9. COMMITMENTS AND CONTINGENCIES

    LITIGATION--In connection with a private placement of the Company's securities, an individual claims that he personally placed and sold approximately $10.7 million of the Company's securities on contract and that the Company failed to pay him commissions of $516,000 plus stock options to purchase 1,070,000 shares of the Company's common stock valued at approximately $15 million. The individual alternatively alleges that he had a revised contract with the Company whereby he was to receive one-third of the foregoing commissions and stock options.

    The Company has categorically denied all of the individual's claims and has affirmatively alleged that, at all times, the individual acted as an agent of Financial Services Group, a shareholder of the Company. The Company is currently engaged in discovery and no trial date yet has been set. The Company believes it has meritorious defenses to the individual's claims and, accordingly, no provision for this matter has been made in the Company's consolidated financial statements.

    On June 1, 2000, the Company filed a complaint against Alex Saenz that he interfered with the Company by threatening lawsuits to recover stock options allegedly owed to him in connection with the Company's April 2000 Private Placement. The defendant denied the Company's allegations and filed a counterclaim alleging breach of various verbal agreements to compensate him for services rendered.

              COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             JUNE 30, 2001 AND 2000

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    In August 2001, the court ruled that the defendant was not entitled to any additional compensation from the Company. The court also dismissed the defendant's counterclaim against the Company.

    The Company is a defendant in a suit brought by its former president in connection with his termination and the termination of a severance agreement between the former president and the Company. The former president seeks restoration of one million stock options granted in connection with the agreement and recovery of benefits and compensation. The Company terminated its former president for cause and believes he is entitled to no further compensation. Discovery is set to begin during the next 60 days. The Company believes it has meritorious defenses to the individual's claims and, accordingly, no provision for this matter has been made in the Company's consolidated financial statements.

    The Company is involved in certain other litigation matters in the normal course of business which, in the opinion of management, will not result in any material adverse effects on the financial position, results of operations, or net cash flows of the Company.

    CONTINGENCIES--The Company has funded its operations in part by means of various offerings thought to be exempt from the registration requirements of the Securities Act of 1933 or various applicable state securities laws. In the event that any of the exemptions upon which the Company relied were not, in fact, available, the Company could face claims from federal and state regulators and from purchasers of its securities. Management and legal counsel, although not aware of any alleged specific violations, cannot predict the likelihood of claims or the range of potential liability that could arise from this issue.

    Prior to February 4, 1998, most of the Company's stockholders held preemptive rights to acquire shares of the Company's common stock under certain circumstances. In certain instances, the Company failed to properly offer stockholders these preemptive rights. No shareholder has asserted any preemptive rights to date. Should any stockholder do so, the Company plans to issue shares of common stock at the price to which the stockholder was originally entitled.

    OPERATING LEASES--The Company leases certain office and warehouse space. Total expenserecorded under operating lease agreements in the accompanying consolidated statements of operations is approximately $554,000, $388,000 and $63,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

    At June 30, 2001, the future minimum payments required under the noncancelable operating leases are as follows:

Year ending June 30:
  2002......................................................  $  547,180
  2003......................................................     429,267
  2004......................................................     203,170
  2005......................................................     198,385
  2006......................................................     133,604
                                                              ----------
Total.......................................................  $1,511,606
                                                              ==========

              COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             JUNE 30, 2001 AND 2000

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    With respect to one of the leases, the Company has a $110,000 cash-collateralized letter of credit to secure leasehold improvements made by the lessor.

10. STOCK WARRANTS AND OPTIONS

    WARRANTS--A summary of warrant activity for the period from July 1, 1999 through June 30, 2001 is as follows:

                                                         # OF
                                                        SHARES     EXERCISE PRICE
                                                      ----------   --------------
Balance at June 30, 1999............................   4,600,583    $0.46-$3.72
  Exercised (including cashless exercises)..........  (2,084,747)   $0.46-$3.72
  Granted...........................................   6,368,360    $1.70-$7.25
                                                      ----------
Balance at June 30, 2000............................   8,884,196    $0.46-$7.25
  Exercised (including cashless exercises)..........    (353,398)   $0.72-$5.00
                                                      ----------
Balance at June 30, 2001............................   8,530,798    $0.46-$7.25
                                                      ==========

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

    During February and April 2000, the Company issued 37,648 warrants to an unrelated third party for services rendered. Each warrant entitles the holder thereof, upon exercise, to one share of common stock at an exercise price of $0.9375 per share.

    As compensation for investment consulting services, the Company issued 200,000 warrants to Sutro & Company in April 2000. Each warrant was exercisable through December 15, 2000 and entitled the holder thereof the right to purchase one share of the Company's common stock at a strike price of $1.70 per share.

    As compensation for services rendered, the Company issued one of its non-executive employees 170,000 warrants in May 2000. Each warrant is exercisable through May 2, 2005 and entitles the holder thereof the right to purchase one share of the Company's common stock at an exercise price of $1.5625 per share.

    During the year ended June 30, 2000, the Company settled two complaints with a company by issuing warrants to purchase 400,000 shares of the Company's common stock. The warrants issued can be exercised for a period of two years at a strike price of $7.75, which strike price was a discount to the market price of the Company's common stock on the date of issuance. The Company recorded a $475,000 charge to income in connection with this settlement.

              COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             JUNE 30, 2001 AND 2000

10. STOCK WARRANTS AND OPTIONS (CONTINUED)
    During 1999, as an inducement to exercise certain warrants, the Company issued an aggregate of 264,166 warrants to three parties. The parties were the beneficial owners of certain of those warrants in the record name of Ambient Capital. The Company received $188,200 net of a $2,000 fee, from the exercise of the warrants, and issued 264,166 common shares.

    The same number of new warrants was issued to the three parties in denominations of 104,066 warrants, 150,000 warrants and 10,000 warrants. Each warrant is convertible into one common share of the Company's common stock at an exercise price of $1.19 per share and must be exercised on or before February 1, 2002.

    OPTIONS--The Company issues options and shares of restricted stock under the 1997 Stock Option and Restricted Stock Plan (the Plan). As of June 30, 2001, an additional 400,000 shares are reserved for issuance under the Plan. The Company may grant incentive stock options at prices not less than the fair market value of the Company's common stock on the date of grant. The Company may also grant nonqualified stock options at prices below fair market value. Options issued under the Plan will generally have a term of ten years from the date of grant and will generally vest over a period of three years from the date of grant.

    During the year ended June 30, 2001, the Company recognized compensation expense of approximately $394,000 from granting 1,330,000 options to directors and officers with an exercise price less than fair value, approximately $1,688,000 from extending 1,000,000 options held by a former chairman of the board and approximately $3,637,000 from repricing 1,939,000 options held by officers and key employees.

    Changes in stock options issued to employees are as follows for the years ended June 30:

                                                   2001                   2000                   1999
                                           --------------------   --------------------   --------------------
                                                       WEIGHTED               WEIGHTED               WEIGHTED
                                                       AVERAGE                AVERAGE                AVERAGE
                                                       EXERCISE               EXERCISE               EXERCISE
                                            SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                           ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of year.........  5,798,617    $1.56     4,850,000    $0.97     4,750,000    $0.97
Granted..................................  3,119,627     2.08       983,617     4.41       100,000     0.76
Exercised................................   (310,052)    0.82       (35,000)    0.97
Forfeited................................   (150,346)    3.84
                                           ---------    -----     ---------    -----     ---------    -----
Outstanding at end of year...............  8,457,846    $1.73     5,798,617    $1.56     4,850,000    $0.97
                                           =========    =====     =========    =====     =========    =====
Options exercisable at year end..........  6,386,357              4,789,583              4,750,000
                                           =========              =========              =========
Weighted average fair value of options
  granted during year....................  $    1.36              $    2.05              $    0.12
                                           =========              =========              =========

              COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             JUNE 30, 2001 AND 2000

10. STOCK WARRANTS AND OPTIONS (CONTINUED)
    The following table summarizes information about stock options issued to employees outstanding at June 30, 2001:

                      OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
----------------------------------------------------------------   ----------------------
                                         WEIGHTED       WEIGHTED                 WEIGHTED
      RANGE OF                            AVERAGE       AVERAGE                  AVERAGE
      EXERCISE            NUMBER        CONTRACTUAL     EXERCISE     NUMBER      EXERCISE
       PRICES           OUTSTANDING   LIFE (IN YEARS)    PRICE     EXERCISABLE    PRICE
---------------------   -----------   ---------------   --------   -----------   --------
$0.70--$0.97             2,550,714          0.8          $0.77      2,517,380     $ 0.78
$1.25--$1.50             3,403,722          6.2           1.35      2,482,726       1.30
$2.06--$2.95             1,596,104          7.5           2.29      1,386,251       2.25
$3.00--$4.19               619,545          6.4           3.58
$4.55--$5.00                26,512          9.9           4.83
$7.72                      261,249          1.9           7.72
---------------------    ---------          ---          -----      ---------     ------
$0.70--$7.72             8,457,846          4.7          $1.73      6,386,357     $ 1.30
=====================    =========          ===          =====      =========     ======

    The Company accounts for stock options granted using APB Opinion 25. Accordingly, no compensation cost has been recognized for some of the stock options issued under the Plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, the Company's net loss and basic loss per common share would have changed to the pro forma amounts indicated below:

                                                             2001          2000         1999
                                                          -----------   ----------   ----------
Net loss:
  As reported...........................................  $26,112,584   $8,893,155   $5,025,841
  Pro forma.............................................   25,476,420    9,191,024    5,161,411
Basic and diluted loss per common share:
  As reported...........................................  $      0.32   $     0.13   $     0.09
  Pro forma.............................................         0.32         0.13         0.09

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000, and 1999: dividend yield of zero for all years; expected volatility of 1.64%, 1.64%, and 1.64%, respectively; risk-free interest rate of between 4.27% and 6.71% depending upon the term of the option; and expected lives of approximately five years.

              COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             JUNE 30, 2001 AND 2000

10. STOCK WARRANTS AND OPTIONS (CONTINUED)
    Changes in stock options issued to non-employees are as follows for the years ended June 30:

                                                   2001                   2000                   1999
                                           --------------------   --------------------   --------------------
                                                       WEIGHTED               WEIGHTED               WEIGHTED
                                                       AVERAGE                AVERAGE                AVERAGE
                                                       EXERCISE               EXERCISE               EXERCISE
                                            SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                           ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of year.........  2,516,626    $1.12     2,000,000    $0.60     2,000,000    $0.60
Granted..................................                           516,626     3.09
Exercised................................   (105,659)    1.70
                                           ---------    -----     ---------    -----     ---------    -----
Outstanding at end of year...............  2,410,967    $1.09     2,516,626    $1.66     2,000,000    $0.60
                                           =========    =====     =========    =====     =========    =====
Options exercisable at year end..........  2,410,967              2,516,626              2,000,000
                                           =========              =========              =========

    The following table summarizes information about stock options issued to non-employees outstanding at June 30, 2001:

                    OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
------------------------------------------------------------   ----------------------
                                       WEIGHTED
                                        AVERAGE     WEIGHTED                 WEIGHTED
      RANGE OF                        CONTRACTUAL   AVERAGE                  AVERAGE
      EXERCISE            NUMBER         LIFE       EXERCISE     NUMBER      EXERCISE
       PRICES           OUTSTANDING   (IN YEARS)     PRICE     EXERCISABLE    PRICE
---------------------   -----------   -----------   --------   -----------   --------
$0.60                    2,000,000        1.4        $0.60      2,000,000     $ 0.60
$1.70                      100,000        1.8         1.70        100,000       1.70
$9.06                      310,967        1.7         9.06        310,967       9.06
---------------------    ---------        ---        -----      ---------     ------
$0.60--$9.06             2,410,967        1.4        $1.09      2,410,967     $ 1.09
=====================    =========        ===        =====      =========     ======

11. PROFIT SHARING PLAN

    The Company sponsors a profit sharing plan (the Plan) under
Section 401(k) of the Internal Revenue Code. The Plan is designed to allow participating employees to accumulate savings for retirement or other purposes. Under the Plan, all employees who have completed at least three months of service are eligible to participate. The Plan allows employees to make contributions to the Plan from salary reductions each year up to a maximum amount established by the Internal Revenue Service. The Company may, at the discretion of the board of directors, match a percentage of employee contributions with its common stock. Matching contributions vest ratably over two years. The Plan commenced during the year ended June 30, 2000. During the years ended June 30, 2001 and 2000, the Company expensed $52,751 and $43,236, respectively, as contributions to the Plan.

12. RELATED PARTY TRANSACTIONS

    Since its inception, the Company has been dependent upon certain individuals, officers, stockholders, and other related parties to provide capital, management services, assistance in finding new sources for debt and equity financing and guidance in the development of the Company's business.

              COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             JUNE 30, 2001 AND 2000

12. RELATED PARTY TRANSACTIONS (CONTINUED)
The related parties have generally provided services and incurred expenses on behalf of the Company in exchange for shares of the Company's common stock.

    During 2001 the Company determined that a note receivable from a shareholder totaling $130,247 was uncollectible and wrote off the entire amount.

    During 2000 the Company compensated a shareholder for services totaling approximately $46,000 and granted options to acquire 3,038 shares of common stock at a strike price of $1.70 per share.

    In conjunction with the acquisition of Bales in 2000 (see Note 6), the Company entered into a licensing agreement with the former owner of Bales and a current shareholder of the Company whereby the Company would pay $250 for each phonic stimulator manufactured by the Company. The agreement extends through April 2003. Under the terms of the agreement, the Company paid $29,500 and $2,250 during 2001 and 2000, respectively. Additionally, the Company paid rents for office space to the same individual totaling $91,400 and $18,100 during 2001 and 2000, respectively.

    The Company treated as compensation a subscription note receivable in the amount of $525,000 to a shareholder in its fiscal year ended June 30, 1999. The subscription receivable had originally been issued in exchange for a note from the shareholder in the amount of $525,000 for 525,000 shares of the Company's common stock sold during the year ended June 30, 1996.

13. SUBSEQUENT EVENTS

    Subsequent to June 30, 2001 and through September 11, 2001, employees and former officers have exercised options and purchased approximately 295,000 shares of common stock at prices ranging from $.75 to $1.50 a share. Total proceeds form these exercises were approximately $347,000.

    Subsequent to June 30, 2001 and through September 11, 2001, warrant holders have purchased approximately 100,000 shares of our common stock at $2.50 a share. On August 31, 2001, warrants to purchase approximately 1.9 million shares of common stock at $2.50 per share expired.

                                     ******

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    During the Fiscal Years ending June 30, 2000 and 2001 we changed accounting firms twice, but have had no disagreements with them on accounting and financial disclosure. On August 17, 1999 we dismissed our principal auditor, Ham, Langston & Brezina, LLP at which time we engaged
HJ & Associates, LLC, as reported on Form 8-K filed with the Securities and Exchange Commission on August 23, 1999, and amended on August 25, 1999. On November 3, 2000, we dismissed
HJ & Associates, at which time we engaged Deloitte and Touche LLP as reported on our Form 8-K filed with the Securities and Exchange Commission on November 3, 2000.

    Ham, Langston & Brezina, L.L.P., Certified Public Accountants of Houston, Texas, audited our consolidated balance sheet as of June 30, 1998 and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 1998 and 1997, and for the period from inception on June 10, 1987 to June 30, 1998. The report of Ham, Langston & Brezina on our financial statements, dated October 26, 1998, did not contain any adverse opinion or disclaimer of opinion, and with the exception of a "going concern" qualification because of our dependence on outside sources of financing for continuation of operations, was not qualified or modified as to uncertainty, audit scope or accounting principles.

    There were no disagreements between us and Ham, Langston & Brezina, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

    HJ & Associates, LLC (previously known as Jones, Jensen & Company L.L.C.), Certified Public Accountants of Salt Lake City, Utah, were engaged by us on August 17, 1999, to audit the financial statements of our fiscal year ended June 30, 1999.

    HJ & Associates, LLC, Certified Public Accountants, of Salt Lake City, Utah, audited our consolidated balance sheets as of June 30, 2000 and 1999 and the related statements of operations, stockholders' equity/(deficit), and cash flows for the years then ended, and for the period from inception on June 10, 1987 to June 30, 2000. These financial statements accompanied our Form 10-KSB filed with the Securities and Exchange Commission on September 15, 2000. The report of
HJ & Associates on our financial statements, dated September 1, 2000, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. HJ & Associates was dismissed on November 2, 2000.

    There were no disagreements between us and HJ & Associates, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

    Deloitte & Touche, LLP, Certified Public Accountants of Salt Lake City, Utah, was appointed by the Company on November 3, 2000, to audit our financial statements for our fiscal year ended June 30, 2001.

                                    PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    As of September 10, 2001 our directors and executive officers are:

NAME                         COMMITTEE     AGE                         POSITION                        SINCE
----                         ---------   --------   ----------------------------------------------   ---------
Richard V. Secord..........  (1)            69      Chairman of the Board                            Sep. 2000
                                                    & Chief Executive Officer

John M. Brenna.............  (1)            55      President & Chief Operating Officer              Mar. 2001

Brent M. Pratley, M.D......  (2)(3)         66      Director                                         Jun. 1994

Milton R. Geilmann.........  (2)(3)         70      Director                                         Jan. 1998

Harry C. Aderholt..........  (2)            81      Director                                         Jan. 1998

Robert L. Simmons, M.D.....  (3)            69      Director                                         Jun. 2001

Bernard J. Brady...........  (1)            44      Chief Financial Officer, Secretary & Treasurer   Jun. 2001

------------------------

(1) Member of the Executive Committee

(2) Member of the Audit Committee

(3) Member of Compensation Committee

    We may employ additional management personnel, as our Board of Directors deems necessary. We have not identified or reached an agreement or understanding with any other individual to serve in a management position, either executive or non-executive.

BIOGRAPHICAL INFORMATION

    A description of the business experience during the past several years for each of our directors and executive officers is set forth below.

RICHARD V. SECORD                                   DIRECTOR SINCE FEBRUARY 1996

    General Secord, age 69, (Major General, United States Air Force, retired) has served as our Chairman and Chief Executive Officer, and as Chairman of the Executive Committee since September 22, 2000. General Secord served as our Vice Chairman from July 1997 through September 2000, as our Secretary from July 1997 to June 2000, as our President from February 1996 to April 1997 and as our Chief Operating Officer from June 1995 to December 1999. General Secord served in numerous positions during his military service, and was the first military officer to be appointed Deputy Assistant Secretary of Defense. General Secord holds a Bachelor of Science degree from the United States Military Academy, a Masters degree in International Affairs from George Washington University, and is a graduate of the United States Air Force Command and Staff College, and United States Naval War College. In addition, he holds a Masters degree in International Affairs from George Washington University.

JOHN M. BRENNA                                         DIRECTOR SINCE MARCH 2001

    Mr. Brenna, age 55, was appointed as our President and Chief Operating Officer in March 2001, and is a member of our Executive Committee. Prior to that time, Mr. Brenna served as our Executive Vice President. From 1986 until 1996, Mr. Brenna was employed by Phillips Medical Systems marketing cardiovascular and general X-ray systems for Phillip's North America operations. During 1996-1999, Mr. Brenna was Executive Vice President of Marketing of Trex Medical, a Thermo-Electron company.

Mr. Brenna was also President and Chief Operating Officer of the LORAD division of Trex Medical, which specializes in advanced Breast Imaging and Stereo Tactic Biopsy systems. Following Mr. Brenna's employment with Trex Medical and up to the time that he joined us, Mr. Brenna was an independent consultant.
Mr. Brenna received his Bachelor of Science degree from University of New Haven.

BRENT M. PRATLEY, M.D.                                  DIRECTOR SINCE JUNE 1995

    Dr. Pratley, age 66, serves as Chairman of our Compensation Committee and is a member of our Audit Committee. Dr. Pratley served as Secretary from June 1994 to September 1997. Dr. Pratley is licensed to practice medicine in Utah and California and, since 1978, has been in private practice in General Orthopedics and Sports Medicine at Utah Valley Regional Medical Center located in Provo, Utah, and in Los Angeles, California. Dr. Pratley received his Doctor of Medicine degree in Orthopedic Surgery from the College of Medicine at University of California, Irvine.

MILTON R. GEILMANN                                   DIRECTOR SINCE JANUARY 1998

    Mr. Geilmann, age 70, retired, serves as a member of our Audit and Compensation Committees. Mr. Geilmann has been associated with the medical field for over 32 years. From 1965 to 1992, he worked at E. R. Squibb & Sons where he held many positions including Nuclear Consultant for Diagnostic Medicine.
Mr. Geilmann received an Associates degree in dental science from State University of New York.

HARRY C. ADERHOLT                                    DIRECTOR SINCE JANUARY 1998

    General Aderholt, age 81, (Brigadier General, United States Air Force, retired) serves as Chairman of our Audit Committee. General Aderholt served in Southeast Asia, particularly Thailand, for many years both in and out of the U.S. Air Force. Since his retirement from military service in 1976, General Aderholt has engaged in various private business ventures, including serving as Vice President of Air Siam in Bangkok, Thailand.

ROBERT L. SIMMONS, M.D.                                 DIRECTOR SINCE JUNE 2001

    Dr. Simmons, (F.A.C.S., F.A.C.C., F.C.C.P.), age 69, serves as Chairman of our Medical Advisory Board and as a member of our Compensation Committee.
Dr. Simmons practices medicine as Vice President for Medical Affairs at Providence Hospital in Washington, D.C., a position that he has held since 1987. Dr. Simmons has served in many positions including Chief of Cardiovascular/Thoracic Surgery, Providence Hospital (1984-1987); Chief of Clinical Services, Providence Hospital (1983-1987) and Professor of Surgery and Chief--Division of Thoracic Surgery, Howard University (1977-1983). Dr. Simmons received his Bachelor of Science degree in Chemistry (with a minor in Mathematics and Biology) from Morehouse College and his Doctor of Medicine from Howard University. Dr. Simmons is a Candidate for Doctor of Philosophy in Surgery from University of Minnesota Graduate School.

BERNARD J. BRADY    SECRETARY/TREASURER /CHIEF FINANCIAL OFFICER SINCE JUNE 2001

    Bernard J. Brady, age 44, was appointed Chief Financial Officer, Secretary, and Treasurer in June 2001. From April 2000 to October 2000 he served as Chief Financial Officer for Laser Power Corporation. From July 1995 to June 1999 he served in various other positions with Laser Power, its predecessor company Exotic Materials, Inc., a manufacturer of infrared and laser optics for military and commercial applications; and with Atlas Telecom. From July 1999 to April 2000, Mr. Brady was the chief financial officer for Decision Point Applications, Inc., a provider of packaged data warehousing applications.
Mr. Brady has also served in senior financial positions with Vernors Inc., Four Star Corporation, Manchester Plastics and MLX Corp. Mr. Brady received a Masters of Business Administration degree from University of Utah.

ELECTION OF DIRECTORS

    Directors are elected by our stockholders at each annual meeting and serve until the next annual meeting of stockholders or until successors are duly elected and qualified. Officers are elected to serve, subject to the discretion of the Board of Directors, until their successors are appointed or their earlier resignation or removal from office. Richard V. Secord and John M. Brenna are the only directors who are also officers.

COMMITTEES

    We have an Executive Committee, an Audit Committee, and a Compensation Committee. We do not have a nominating committee. The nominees were selected by the entire Board.

    EXECUTIVE COMMITTEE. The Executive Committee oversees operations and all strategic planning. The Executive Committee held one meeting during our 2001 fiscal year.

    AUDIT COMMITTEE. The Committee monitors the preparation of quarterly, annual and other financial reports; is responsible for other maters concerning the relationship between the Company and its independent accountants; and oversees management's implementation of effective systems of internal controls. During the fiscal 2001, the Board examined the composition of the Audit Committee in light of rules promulgated by the American Stock Exchange. Based upon the examination, the Board confirmed that all members of the Audit Committee are "independent" as defined under Section 121(A) of the American Stock Exchange's listing standard. The Audit Committee held three meetings during our 2001 fiscal year.

    COMPENSATION COMMITTEE. The Compensation Committee is charged with reviewing the Company's general compensation strategy, establishing salaries and reviewing benefit programs, administering the Company's 1997 Stock Option and Restricted Stock Plan, and approving certain employment contracts. The functions of the Compensation Committee and its activities during fiscal 2001 are described below under Item 11: Executive Compensation. The Compensation Committee held no meetings during our 2001 fiscal year but took action by consent during that period.

FAMILY RELATIONSHIPS

    There is no family relationship between or among any of our directors and executive officers.

INVOLVEMENT IN OTHER PUBLIC COMPANIES

    None of the Company's officers or directors is involved with any other public company deemed to be a "reporting company."

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    Based on forms provided to us and representations of our directors, all of our Board members, executive officers and 10% owners filed Forms 3, Forms 4 and Forms 5 required by Section 16(a) of the Exchange Act for the most recent fiscal year.

ITEM 11: EXECUTIVE COMPENSATION

    All corporate decisions regarding employee compensation and stock option awards during the last three-year period have been approved by our Board of Directors. In January 1998, our Board of Directors created a Compensation Committee composed of Dr. Pratley, Mr. Geilmann and Dr. Simmons, all independent directors. The committee assumes all responsibility for reviewing executive compensation matters and administering our 1997 Stock Option and Restricted Stock Plan.

    The Company's compensation program for executives consists of three key elements:

    - A base salary;

    - A performance-based annual bonus; and

    - Periodic grants of stock options and/or restricted stock.

    The Compensation Committee believes that this three-part approach best serves the interests of the Company and its shareholders. It enables us to meet the requirements of the highly competitive environment in which we operate while ensuring that executive officers are compensated in a way that advances both the short- and long-term interest of shareholders. Under this approach, compensation for our executive officers involves a high proportion of pay that is "at risk"--namely the annual bonus and stock options.

    BASE SALARY. Base salaries for our executive officers, other than our Chief Executive Officer, as well as changes in such salaries, are based upon recommendations by our Chief Executive Officer, taking into account such factors as competitive industry salaries, a subjective assessment of the nature of the position, contribution, and experience of the officer and the length of the officer's service with the Company. For fiscal 2001, under our Chief Executive Officer's direction, the Compensation Committee reviewed all salary recommendations. Such recommendations are subject to approval or disapproval by the Compensation Committee.

    ANNUAL BONUS. Annual bonuses for fiscal 2001 paid to our executive officers were based upon recommendations by the Chief Executive Officer, taking into account such factors as are considered in determining base salary as well as the overall performance and contribution of each officer. In addition, consideration is given to the need to keep the Company competitive in overall compensation. For fiscal 2001, under our Chief Executive Officer's direction, the Compensation Committee reviewed all bonus recommendations. Such recommendations are subject to approval or disapproval by the Compensation Committee.

    STOCK OPTIONS AND RESTRICTED STOCK. All decisions to grant stock options or restricted stock are in the sole discretion of the Compensation Committee and ratification of the Board of Directors.

EXECUTIVE COMPENSATION SUMMARY TABLE

    The following table sets forth information concerning total compensation earned or paid to our Chief Executive Officer and other of our executive officers who received $100,000 or more in compensation during the fiscal year for services rendered to the Company during each of the past three fiscal years and who served in such capacities as of June 30, 2001 (the "named executive officers"). On September 21, 2000, Mr. Johnston retired as our Chief Executive Officer and Mr. Secord was thereafter appointed to fill the vacancy on September 22, 2000. During the past three fiscal years, Mr. Johnston was not paid a cash salary but instead was paid by the in-kind issuance of stock options noted above under the caption "Employment Agreements" and by the in-kind relief of indebtedness.

                           SUMMARY COMPENSATION TABLE
                       FOR THE FISCAL YEAR ENDED JUNE 30

                                                                                    LONG-TERM COMPENSATION
                                                     ANNUAL COMPENSATION                    AWARDS
                                              ----------------------------------   ------------------------
                                                                        (1)            (2)          (3)
                                                                    OTHER ANNUAL   RESTRICTED    SECURITIES         (4)
NAME AND                                       SALARY     BONUS     COMPENSATION   STOCK AWARD   UNDERLYING      ALL OTHER
PRINCIPAL POSITION                   YEAR       ($)        ($)          ($)            ($)        OPTIONS     COMPENSATION ($)
------------------                 --------   --------   --------   ------------   -----------   ----------   ----------------
Richard Secord,                      2001      210,000         0        8,400              0        750,000        975,894
  Chairman & Chief Executive         2000      175,000         0        6,000              0              0              0
  Officer                            1999      175,000         0        6,000              0              0              0

John Brenna,                         2001      143,014    20,000        4,500              0        500,000        150,000
  President & Chief Operating        2000            0         0            0              0              0              0
  Officer                            1999            0         0            0              0              0              0

David Johnston,                      2001            0         0        3,288              0              0        150,547
  Former Chairman & Chief            2000            0         0       15,000              0              0              0
  Executive Officer                  1999            0         0       15,000              0              0              0

David Packer,                        2001      189,041    40,000        7,700              0      1,000,000        100,000
  Former President & Chief           2000      163,285         0        6,000              0              0              0
  Operating Officer                  1999      135,000         0        6,000              0              0              0

Kevin Packard,                       2001      135,501    30,000            0        137,000              0        150,000
  Former Chief Financial Officer,    2000       30,780         0            0              0        100,000              0
  Secretary & Treasurer              1999            0         0            0              0              0              0

------------------------------

(1) The Company provides the named executive officers with certain group life, health, medical and other non-cash benefits generally available to all salaried employees. Such amounts are not included in this column pursuant to SEC rules. Included in "Other Annual Compensation" is automobile allowances received by each of the named officers.

(2) Effective February 1, 2001, Mr. Packard was granted 50,000 shares of restricted stock valued at $2.74 per share. As of the date hereof, Mr. Packard is fully vested in the 50,000 shares.

(3) 375,000 of Mr. Secord's options on 750,000 shares are vested as of the date hereof. 250,000 of Mr. Brenna's options on 500,000 shares are vested as of the date hereof. In June 2001, the Company unilaterally cancelled
    Mr. Packer's Separation Agreement and the options covering 1,000,000 shares. The cancellation is presently being contested by Mr. Packer. Mr. Packard relinquished all his rights on options covering 100,000 shares as of February 1, 2001.

(4) Mr. Secord's 2001 amount reflects $975,894 of compensation attributable to the exercise of "in-the-money" employee stock options. Mr. Brenna's 2001 amount reflects $150,000 signing bonus paid in connection with his Employment Contract. Mr. Packer's 2001 amount reflects $100,000 paid in connection with his Separation Agreement. Mr. Packard's 2001 amount reflects a one-time payment of $150,000 in connection with the retention of his employment. Mr. Johnston's 2001 amount reflects the forgiveness of $130,547 owed to the Company by Thermal Imaging, Inc., an affiliate of Mr. Johnston, and $20,000 for the estimated fair value of a Company-owned vehicle transferred to Mr. Johnston upon his retirement from the Company.

EMPLOYMENT AGREEMENTS

    RICHARD V. SECORD, our Chairman and Chief Executive Officer, signed a new employment agreement on April 27, 2001. The term of the agreement is three years beginning September 18, 2000 and calls for compensation of $210,000 per year, plus stock options covering 750,000 shares of Common Stock at an exercise price of $1.50 per share. One-fourth (187,250) of the options vest immediately and one-fourth of the options vest on each anniversary date of the agreement. Notwithstanding the foregoing vesting schedule, the vesting of all options accelerate to the date on which the Company's common stock price (after taking into consideration all adjustments required to be accounted for as a result from changes to the Company's stock, i.e., splits, reverse splits, mergers, etc.) achieves and sustains a price of $12 for greater for 20 consecutive trading days. The options granted Mr. Secord are governed by our 1997 Stock Option and Restricted Stock Plan. If the employment agreement is terminated for "cause" as defined in the agreement, or Mr. Secord voluntarily terminates the agreement, all of the options granted to Mr. Secord, which have not vested, are forfeited. The agreement subjects Mr. Secord to a two-year non-compete restriction, the obligation to give us the right to take advantage of any business opportunity, and the duty not to reveal any confidential information about the business of the Company.

    JOHN M. BRENNA, our President and Chief Operating Officer, signed an employment agreement on October 12, 2000. The term of the agreement is three years beginning October 12, 2000 and calls for a signing bonus of $150,000, compensation of $200,000 per year, plus stock options for 500,000 shares of common stock at an exercise price of $3.60 per share. The exercise price of the options was subsequently amended to $1.50 for options covering 250,000 shares and $2.50 for options covering 125,000 shares. Options covering the remaining 125,000 shares remained unchanged. One-fourth (125,000) of the options vested immediately and one-fourth of the options vest on each October 12 anniversary date of the agreement. If the employment agreement is terminated for "cause" as defined in the agreement, or Mr. Brenna voluntarily terminates the agreement, all of the options granted to Mr. Brenna, which have not vested, are forfeited. The agreement subjects Mr. Brenna to a non-compete restriction for two years after he leaves employment with the Company, the obligation to give us the right to take advantage of any business opportunity, and the duty not to reveal any confidential information about our business.

    BERNARD J. BRADY, our Chief Financial Officer, Secretary, and Treasurer, signed an employment agreement on June 6, 2001. The term of the agreement is one year beginning June 6, 2001 and calls for compensation of $140,000 per year, plus stock options covering 16,667 shares of common stock at an exercise price of $3.00 per share, stock options covering 16,667 shares of common stock at an exercise price of $4.00 per share, and stock options covering 16,666 shares of common stock at an exercise price of $5.00 per share. One-third of the options vest on each June 6 anniversary date of the agreement. If the employment agreement is terminated for "cause" as defined in the agreement, or Mr. Brady voluntarily terminates the agreement, all of the options granted to Mr. Brady, which have not vested, are forfeited. The agreement subjects Mr. Brady to a non-compete restriction for two years after he leaves employment with the Company, the obligation to give us the right to take advantage of any business opportunity, and the duty not to reveal any confidential information about our business.

    DAVID B. JOHNSTON, our former Chairman and Chief Executive Officer, retired September 21, 2000. Prior to his retirement, Mr. Johnston was compensated pursuant to an employment agreement that provided no mandatory annual cash compensation. In connection with the agreement, Mr. Johnston was granted 1,000,000 stock options at a $.75 exercise price with a three-year vesting period. The agreement subjects Mr. Johnston to a two-year non-compete restriction, the obligation not to induce any employee to leave our employment during the term of the agreement or for two years after the termination thereof, and the duty not to reveal any confidential information about our business. Pursuant to the terms of the stock option agreement, the stock options were scheduled to expire 90 days following Mr. Johnston's retirement, or December 18, 2000. On December 17, 2000, the Board of Director extended the exercise date of Mr. Johnston's 1,000,000 stock options through September 18, 2001. As of the date hereof, all of Mr. Johnston's stock options have been exercised.

    DAVID A. PACKER, our former President and Chief Operating Officer, signed an employment agreement on September 29, 2000. The term of the agreement was three years beginning April 30, 2000 and called for compensation of $200,000 per year, plus stock options for 1,000,000 shares of Common Stock at an exercise price of $3.625 per share. One-fourth (250,000) of the options vested on September 29, 2000 and one-fourth of the options were scheduled to vest on each anniversary date of the agreement. On March 19, 2001, Mr. Packer executed a Separation Agreement with the Company. Pursuant to the Separation Agreement, Mr. Packer was to remain employed with us through December 31, 2001 to assist in the completion of Module 5 and provide other services as requested. In connection with the Separation Agreement, stock options for 1,000,000 shares of common stock previously granted under the September 29, 2000 employment agreement were repriced from a $3.625 per share exercise price to a $2.15 per share exercise price. The vesting of such options were accelerated so that 750,000 options, previously scheduled to vest over a two-year period beginning April 30, 2001, were scheduled to vest no later than December 31, 2001. On June 13, 2001, we dismissed Mr. Packer and terminated the Separation Agreement, including any rights which Mr. Packer possessed over options covering the 1 million shares noted above. Mr. Packer filed a lawsuit in connection with such dismissal and termination.

    KEVIN L. PACKARD, our former Chief Financial Officer, Secretary, and Treasurer, signed a six-month employment agreement effective February 1, 2001 in contemplation of his resignation on June 6, 2001. The agreement calls for compensation of $138,000 per year (reduced to $100,000 after his successor was found), plus 50,000 shares of restricted stock that vested at the conclusion of the six-month agreement. In consideration, Mr. Packard relinquished all rights that he had in 100,000 stock options granted to him in May 2000. The restricted stock granted to Mr. Packard is governed by our 1997 Stock Option and Restricted Stock Plan. The agreement subjects Mr. Packard to a two-year non-compete restriction, the obligation to give us the right to take advantage of any business opportunity, and the duty not to reveal any confidential information about the business of the Company.

EXECUTIVE SEVERANCE AGREEMENTS

    At its regular meeting in April 2000, the Board of Directors approved an Executive Severance Agreement that provides certain "Severance Benefits" as defined in the Agreement for our executive officers (each an "Executive") in the event the employment of the Executive is terminated subsequent to a "Change in Control" of the Company under the circumstances described in the Agreement. The Agreement, once executed, continues from year to year until terminated at the end of any year by written notice from the Company, unless a Change in Control of the Company has occurred prior to that date, in which event it shall continue in effect during the two-year period immediately following such Change in Control.

    Pursuant to the Agreement, a Change in Control of the Company is deemed to have occurred if (a) any organization, group or person (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) is, or becomes, the beneficial owner (as defined in Rule 13d-3 under the Exchange
Act), directly or indirectly, of securities of the Company representing 35% or more of the combined voting power of the then outstanding securities of the Company; or (b) during any two-year period, a majority of the members of the Board serving at the effective date of the Agreement is replaced by directors who are not nominated and approved by the Board; or (c) a majority of the members of the Board is represented by, appointed by, or affiliated with any person whom the Board has determined is seeking to effect a Change in Control of the Company, or (d) the Company is combined with or acquired by another company and the Board determines, either before such event or thereafter, by resolution, that a Change in Control will or has occurred.

    If a Change in Control has occurred, the Executive is entitled to Severance Benefits upon the subsequent involuntary termination, whether actual or constructive, of the employment of the Executive within the two-year period immediately following such Change in Control, for any reason other than termination for cause, disability, death, normal retirement or early retirement. Pursuant to the Agreement, "Constructive Involuntary Termination" means voluntary termination of employment by Executive as a result of a significant change in the duties, responsibilities, reporting relationship, job description, compensation, perquisites, office or location of employment of Executive without the written consent of the Executive.

    If, following a Change of Control, the Executive's employment by the Company is terminated other than for cause, disability, death, normal retirement, or early retirement, the Executive shall, subject to the provisions of the Agreement be entitled to:

    1. Compensation at his or her full annual base salary at the rate in effect immediately prior to the termination of the employment of the Executive, and short-term and long-term bonuses at the target levels pursuant to the Company's annual incentive plan, if any, for the period of two years following actual involuntary termination or Constructive Involuntary Termination (the "Salary Continuance Period");

    2. All medical and dental benefits and all long-term disability benefits in which the Executive was entitled to participate immediately prior to the date of termination, to the same extent as if the Executive had continued to be an employee of the Company during the Salary Continuance Period, provided that such continued participation is feasible under the general terms and provisions of such plans and programs;

    3. An immediate vesting of all outstanding stock options, stock appreciation rights, restricted stock, performance plan awards and performance shares granted by the Company to the Executive;

    4. Continued credit for years of service under the benefit plan of the Company from the date of termination through the Salary Continuance Period, and any compensation paid to the Executive above shall be treated as salary compensation for purposes of such plan; and

    5. An amount necessary to reimburse the Executive for all legal fees and expenses incurred by the Executive as a result of the Change in Control of the Company and such termination of employment, including fees and expenses incurred in successfully contesting or disputing any such termination or in seeking to obtain or enforce any right or benefit provided by the Agreement.

    If the Severance Benefits provided under the Agreement, either alone or together with other payments which the Executive would have the right to receive from the Company, would constitute a "parachute payment" as defined in
Section 280G(a) of the Internal Revenue Code in effect at the time of payment, such payment shall, in good faith, be reduced to the largest amount as will result in no portion being subject to the excise tax imposed by Section 4999 of the Code or the disallowance of a deduction by Company pursuant to Section 280G of the Code.

    As of the date hereof, Severance Agreements have been executed and are effective for Messrs. Secord, Brenna and Brady.

DIRECTOR COMPENSATION

    By appropriate resolution of the Board of Directors, directors may be reimbursed or advanced cash for expenses, relating to attendance at meetings of the Board of Directors and may be paid a fixed sum for attendance at each meeting of the Board, or a stated salary as director. No payment precludes any director from serving the Company in any other capacity and receiving compensation. Members of special or standing committees may be allowed similar reimbursement of expenses and compensation for attending committee meetings. For the year ended June 30, 2001, our independent directors each received $20,000 or a prorated equivalent thereof for the length of time the director served on the board during the year. Also for the year ended June 30, 2001, our directors each received 20,000 options to purchase our common stock at $3.50 per share.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth information with respect to option grants to our named executive officers during fiscal 2001. The Potential Realized Value of the options as of their respective dates of grant has been calculated using the Black-Scholes option pricing model as permitted by SEC rules based upon a set of assumptions set forth in the footnote to the table. The Black-Scholes model is only one method of valuing options and our use of the model should not be interpreted as an endorsement of its accuracy. The actual value of the options may be significantly different and the value actually realized, if any, on the exercise of such options will depend upon the excess of the market value of the common stock over the option exercise price at the time of exercise.

                              OPTION GRANTS TABLE
                    FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                                                               POTENTIAL REALIZED VALUE
                                                                                AT ASSUMED ANNUAL RATES
                                                                                    OF STOCK PRICE            ($)
                                                                                APPRECIATION FOR OPTION    GRANT DATE
                                            INDIVIDUAL GRANTS                            TERM                VALUE
                             -----------------------------------------------   -------------------------   ----------
                                (1)       % OF TOTAL
                                # OF       OPTIONS
                             SECURITIES   GRANTED TO                                                       GRANT DATE
                             UNDERLYING   EMPLOYEES    EXERCISE                                             PRESENT
                              OPTIONS     IN FISCAL     PRICE     EXPIRATION                                 VALUE
NAME OF OFFICER               GRANTED        YEAR       ($/SH)       DATE        5% ($)        10% ($)        ($)
---------------              ----------   ----------   --------   ----------   -----------   -----------   ----------
Richard Secord.............    750,000       24.21%     $ 1.50     04/02/11    $  457,875    $  533,250    $  817,500
John Brenna................    500,000       16.14%     See (2)    10/12/10    $  994,000    $1,095,500    $1,015,000
Bernard Brady..............     50,000        1.61%     See (3)    06/06/11    $    8,426    $   18,351    $   80,500
David Packer...............  1,000,000       32.27%     See (4)    04/30/10    $1,656,250    $1,837,500    $1,630,000
Kevin Packard..............         --          --          --           --            --            --            --
David Johnston.............         --          --          --           --            --            --            --

------------------------

(1) The Compensation Committee of the Board of Directors which administers our stock option and restricted stock plan has general authority to accelerate, extend, or otherwise modify benefits under option grants in certain circumstances within overall plan limits.

(2) Mr. Brenna's options were originally granted at a $3.60 exercise price. In June 2001, our Board of Directors adjusted the exercise price of the options downward to reflect the sustained decrease in our stock price. As of the date hereof, 250,000 options have a $1.50 per share exercise price, 125,000 options have a $2.50 per share exercise price and 125,000 options remain unchanged from their original issuance with an exercise price of $3.60 per share.

(3) Of the 50,000 options granted to Mr. Brady, 16,667 options possess an exercise price per share of $3.00, 16,667 options possess an exercise price of $4.00 per share, and 16,666 options possess an exercise price per share of $5.00.

(4) Mr. Packer's options covering 1,000,000 shares were granted in August 2000 in connection with his employment agreement at an exercise price per share of $3.625. In March 2001, Mr. Packer entered into a Separation Agreement which accelerated the vesting of such options and reduced the exercise price of such options to $2.15. In June 2001, the Company unilaterally cancelled Mr. Packer's Separation Agreement and the options covering 1,000,000 shares. The cancellation is presently being contested by Mr. Packer.

(5) The estimated present value at grant date of options granted during the fiscal year 2001 has been calculated using the Black-Scholes Option Pricing Model, based on the following assumptions: a) estimated time to exercise of ten years; b) risk free interest rates representing the interest rates on U.S. Government Treasuries as of the date of grant with maturities corresponding to the estimated time until exercise; c) volatility rate of 1.64%; and d) a dividend yield of 0%. The approach used in developing the assumptions upon which the Black-Scholes valuations were calculated is consistent with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

OPTIONS EXERCISED AND VALUES FOR FISCAL 2001

    The following table below sets forth information with respect to option exercises during fiscal 2001 for each of our named executive officers and the status of their options at June 30, 2001 including:

    - The number of shares of Computerized Thermal Imaging, Inc. common stock acquired upon exercise of options during fiscal year 2001;

    - The aggregate dollar value realized upon the exercise of those options;

    - The total number of exercisable and non-exercisable stock options held at June 30, 2001;

    - The aggregate dollar value of in-the-money exercisable options at June 30, 2001.

                 AGGREGATE OPTION EXERCISES DURING FISCAL 2001
                       AND OPTION VALUES ON JUNE 30, 2001

                                 SHARES                 NUMBER OF SECURITIES
                                ACQUIRED               UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                   ON       VALUE              OPTIONS                IN-THE-MONEY OPTIONS
NAME OF OFFICER                 EXERCISE   REALIZED   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE(1)
---------------                 --------   --------   -------------------------   ----------------------------
Richard V. Secord, Chairman &
  Chief Executive
  Officer(2)..................  264,286    $676,644        3,138,214/562,500         $12,087,410/$1,940,625
John M. Brenna, President &
  Chief Operating
  Officer(3)..................        0    $      0          125,000/375,000         $   334,375/$1,003,125
Bernard J. Brady, Chief
  Financial Officer, Secretary
  & Treasurer(4)..............        0    $      0                 0/50,000         $            0/$48,334
David B. Johnston, Former
  Chairman & Chief Executive
  Officer(5)..................        0    $      0              1,000,000/0         $         4,200,000/$0
David A. Packer, Former
  President & Chief Operating
  Officer(6)..................        0    $      0        1,250,000/250,000         $   4,090,000/$700,000

------------------------

(1) In accordance with SEC rules, the values of the unexercised in-the-money options at June 30, 2001 was determined by calculating the difference between the exercise price per share of common stock, as set forth in the respective stock option agreements, and the closing price per share of common stock on June 30, 2001, which was $4.95.

(2) Options granted to Mr. Secord for 2,000,000 shares of common stock have an exercise price of $1.25 per share; options granted for 1,250,000 shares of common stock (299,286 of which have been exercised as of June 30, 2001) have an exercise price of $0.70 per share; and options granted for 750,000 shares of common stock have an exercise price of $1.50 per share.

(3) Options granted to Mr. Brenna for 250,000 shares of common stock have an exercise price of $1.50 per share; options for 125,000 shares of common stock have an exercise price of $2.50 per share; and options for 125,000 shares of common stock have an exercise price of $3.60 per share.
    Mr. Brenna's options were originally granted at a $3.60 exercise price. In June 2001, our Board of

    Directors adjusted the exercise price of the options downward to reflect the sustained decrease in our stock price.

(4) Options granted to Mr. Brady for 16,667 shares of common stock have an exercise price of $3.00 per share; options for 16,667 shares of common stock have an exercise price of $4.00 per share; and options for 16,666 shares of common stock have an exercise price of $5.00 per share.

(5) The options granted to Mr. Johnston for 1,000,000 shares of common stock have an exercise price of $0.75 per share.

(6) Options granted to Mr. Packer for 500,000 shares of common stock have an exercise price of $0.97 per share; and options for 1,000,000 shares of common stock have an exercise price of $2.15 per share. Originally, Mr. Packer's options covering 1,000,000 shares were granted in August 2000 in connection with his employment agreement at an exercise price per share of $3.625. In March 2001, Mr. Packer entered into a Separation Agreement which accelerated the vesting of such options and reduced the exercise price of such options to $2.15. In June 2001, the Company unilaterally cancelled Mr. Packer's Separation Agreement and the options covering 1,000,000 shares. The cancellation is presently being contested by Mr. Packer in a litigation.

    We have no long-term incentive plans or defined benefit plans for the benefit of our executive officers or directors.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table presents certain information regarding the beneficial ownership of all shares of Common Stock at September 28, 2001 for each of our named executive officers and directors, for each person known to us who owns beneficially more than 5% of the outstanding Common Stock, and our named executive officers and directors as a group. The percentage ownership is based on 80,548,763 common shares issued and outstanding at September 28, 2001 and ownership by these persons of options or warrants exercisable within 60 days of such date. Unless otherwise indicated, each person has sole voting and investment power over the shares.

                 SCHEDULE OF BENEFICIAL OWNERSHIP OF DIRECTORS,
                   MANAGEMENT, AND MORE THAN 5% SHAREHOLDERS

                                                              NUMBER OF SHARES
                                                              OF COMMON STOCK
NAME AND ADDRESS OF BENEFICIAL OWNERS                              OWNED         PERCENT OF CLASS
-------------------------------------                         ----------------   ----------------
David B. Johnston, 6105 Macadam, Portland, Oregon 97201.....     14,217,761(1)        17.651%
Daron Dillia, 1147 Manhattan Avenue #134, Manhattan Beach,
  CA 90266..................................................      5,303,228(2)         6.383%
Richard V. Secord, 515 Pocahontas Dr., Ft. Walton Beach, Fl
  52347.....................................................      3,741,000(3)         4.460%
John M. Brenna, 5 Lanthorne Road, Monroe, Connecticut
  08468.....................................................        250,000(4)             *
Harry C. Aderholt, 23 Miracle Strip Parkway N.E., Ft. Walton
  Beach, Florida 32548......................................        160,500(5)             *
Robert L. Simmons, Two Centerpointe Drive, Suite 450, Lake
  Oswego, OR 97035..........................................         18,600                *
Milton R. Geilmann, 20660 SW, Shoshone Drive Tualatin,
  Oregon 97062..............................................         25,000                *
Brent M. Pratley, 1055 North 300 West, Provo, Utah 84604....         21,125                *
                                                                 ----------           ------
OFFICERS AND DIRECTORS AS A GROUP OF (SEVEN PERSONS)........      4,216,225            5.048%
                                                                 ==========           ======

------------------------

*   Less than 1%.

(1) Includes 1,000,000 shares held by Mr. Johnston and 13,217,761 shares of common stock owned by Thermal Imaging, Inc., an affiliate of Mr. Johnston. All common stock and common stock underlying options held by Mr. Johnston and Thermal Imaging, Inc. are subject to a 3-year voting agreement whereby the shares are voted in the same proportion as those shares voted by all shareholders other than (i) David B. Johnston, individually, (ii) Daron C. Dillia, individually, and Daron C. Dillia, doing business as Manhattan Financial Group, and (iii) Thermal Imaging, Inc.

(2) Includes 2,003,038 shares of common stock underlying options that are immediately exercisable, 536,250 shares of common stock underlying warrants that are immediately exercisable, 30,575 shares of common stock held by Daron Dillia and 2,733,365 shares of common stock held by Manhattan Financial Group. All common stock and common stock underlying options and warrants held by Daron Dillia and Manhattan Financial Group are subject to a 3-year voting agreement whereby the shares are voted in the same proportion as those shares voted by all shareholders other than (i) David B. Johnston, individually, (ii) Daron C. Dillia, individually, and Daron C. Dillia, doing business as Manhattan Financial Group, and (iii) Thermal Imaging, Inc.

(3) Includes 1,000 shares of common stock in the name of Jo Anne Secord, 150,000 shares of common stock in the name of Richard V. Secord Revocable Trust and 3,325,714 shares of common stock underlying options that are immediately exercisable.

(4) Includes 250,000 shares of common stock underlying options that are immediately exercisable.

(5) Includes 3,000 shares of common stock in the name of Harry C. Aderholt & Jessie Y. Aderholt JTWROS, 5,000 shares of common stock in the name of Pornpimon Kirdpirote & Harry C. Aderholt JTWROS, and 142,500 shares of common stock in the name of Harry C. Aderholt.

    We know of no arrangement or understanding that may, at a subsequent date, result in a change of control.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Management believes that all prior related-party transactions are on terms no less favorable to us as could be obtained from unaffiliated third parties. Management's reasonable belief of fair values is based upon proximate similar transactions with third parties or attempts to obtain the consideration from third parties. All ongoing and future transactions with such persons, if any, including any loans or compensation to such persons, will be approved by a majority of disinterested, independent outside members of the Board of Directors.

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FROM 8-K

    (a) The following reports are filed with this report:

       (1) Financial Statements.

           The financial statements as set forth under Item 8 of this report are incorporated by reference.

       (2) Exhibits.

           a. Lease agreement dated June 13, 2001, between Company and Silver Creek Engineering, LLC.

           b.  Consent from Deloitte & Touche LLP.

    (b) Reports on Form 8K filed during the fiscal year ended June 30, 2001.

       Form 8-K dated March 26, 2001 and filed April 4, 2001 reporting complaint for libel in the United StatesDistrict Court for the District of Utah, Northern Division, Case No. 1:00CV00098K against Bloomberg, L.P. (the "Defendant").

       Form 8-K dated November 3, 2000 and filed November 3, 2000 reporting changes in registrant certifying accountants.

       Form 8-K dated October 11, 2000 and filed Octeober 13, 2000 reporting the cancellation of our agreement to establish a consortium in Latin America to market and deploy our Breast Imaging System throughout Central and South America.

                                   SIGNATURES

    In accordance with Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       COMPUTERIZED THERMAL IMAGING, INC.

                                                       By:              /s/ JOHN M. BRENNA
                                                            -----------------------------------------
                                                                          John M. Brenna
                                                              DIRECTOR, PRESIDENT & CHIEF OPERATING
Date: September 15, 2001                                                     OFFICER

    In accordance with The Exchange Act, this report has been signed by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

                /s/ RICHARD V. SECORD                  Director, Chairman of the
     -------------------------------------------       Board and Chief Executive    September 15, 2000
                  Richard V. Secord                    Officer

                 /s/ JOHN M. BRENNA
     -------------------------------------------       Director, President & Chief  September 15, 2000
                   John M. Brenna                      Operating Officer

     -------------------------------------------       Director
               Brent M. Pratley, M.D.

     -------------------------------------------       Director
                 Milton R. Geilmann

     -------------------------------------------       Director
                  Harry C. Aderholt

     -------------------------------------------       Director
               Robert L. Simmons, M.D.

     -------------------------------------------       Chief Financial Officer,
                    Bernard Brady                      Treasurer & Secretary