Form 10-K405/A
period 2001-06-30
COMPUTERIZED THERMAL IMAGING INC
filed 2001-10-02
CIK 1021853

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                               AMENDMENT NO. 1 TO
                                  FORM 10-K/A

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

                                                       COMPUTERIZED THERMAL IMAGING, INC.

                                                       By:              /s/ JOHN M. BRENNA
                                                            -----------------------------------------
                                                                          John M. Brenna
                                                              DIRECTOR, PRESIDENT & CHIEF OPERATING
Date: September 28, 2001                                                     OFFICER

    In accordance with The Exchange Act, this report has been signed by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

                /s/ RICHARD V. SECORD                  Director, Chairman of the
     -------------------------------------------       Board and Chief Executive    September 28, 2001
                  Richard V. Secord                    Officer

                 /s/ JOHN M. BRENNA
     -------------------------------------------       Director, President & Chief  September 28, 2001
                   John M. Brenna                      Operating Officer

             /s/ BRENT M. PRATLEY, M.D.
     -------------------------------------------       Director                     September 28, 2001
               Brent M. Pratley, M.D.

               /s/ MILTON R. GEILMANN
     -------------------------------------------       Director                     September 28, 2001
                 Milton R. Geilmann

                /s/ HARRY C. ADERHOLT
     -------------------------------------------       Director                     September 28, 2001
                  Harry C. Aderholt

             /s/ ROBERT L. SIMMONS, M.D.
     -------------------------------------------       Director                     September 28, 2001
               Robert L. Simmons, M.D.

                /s/ BERNARD J. BRADY
     -------------------------------------------       Chief Financial Officer,     September 28, 2001
                  Bernard J. Brady                     Treasurer & Secretary