Form 10-Q
period 2001-09-30
COMPUTERIZED THERMAL IMAGING INC
filed 2001-11-13
CIK 1021853

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended September 30, 2001


[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to _____________


                        Commission file number: 000-23955


                       COMPUTERIZED THERMAL IMAGING, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                       NEVADA                                    87-0458721
         -----------------------------------               ---------------------
  (State or other jurisdiction of incorporation or             (IRS Employer
                    organization)                           Identification No.)


Two Centerpointe Drive, Suite 450 Lake Oswego, Oregon              97035
         -----------------------------------                  ----------------
      (Address of principal executive offices)                   (Zip Code)


                                 (503) 594-1210
                            ------------------------
              (Registrant's telephone number, including area code)

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
 Yes [ X ]  No [   ]

         APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, par value $0.001, of which 82,803,263 shares were issued and outstanding as of November 07, 2001.

                       COMPUTERIZED THERMAL IMAGING, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements...................................................4

             Condensed Consolidated Balance Sheets as of September 30, 2001
             and June 30, 2001 ................................................4

             Condensed Consolidated Statements of Operations for the three months ended September 30, 2001 and 2000 and for the period from inception on June 10, 1987 to September 30, 2001 ............5

             Condensed Consolidated Statement of Stockholder's Equity for
             the three months ended September 30, 2001.........................6

             Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2001 and 2000 and for the period from inception on June 10, 1987 to September 30, 2001 .................7

             Notes to Condensed Consolidated Financial Statements..............9

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................12

ITEM 3.    Quantitative and Qualitative Disclosure of Market Risk.............17

                           PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings.................................................18

ITEM 2.     Changes in Securities.............................................20

ITEM 3.     Defaults upon Senior Securities...................................20

ITEM 4.     Submission of Matters to a Vote of Security Holders...............20

ITEM 5.     Other Information.................................................20

ITEM 6.     Exhibits and Reports on Form 8-K..................................21

SIGNATURES


PART I - FINANCIAL INFORMATION

ITEM 1.

                                 COMPUTERIZED THERMAL IMAGING, INC.
                                    (A Development Stage Company)
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (UNAUDITED)

                                                                     September 30,         June 30,
ASSETS                                                                   2001                2001

CURRENT ASSETS:
  Cash and cash equivalents                                          $  6,382,537       $  7,810,285
  Investments available for sale                                       11,152,192         11,070,065
  Accounts receivable-trade, net                                          562,271            383,331
  Accounts receivable-other, net                                          174,377            559,080
  Inventories                                                             946,335            643,098
  Prepaid expenses                                                        281,603            269,708
                                                                     -------------      -------------
        Total current assets                                           19,499,315         20,735,567
                                                                     -------------      -------------

PROPERTY AND EQUIPMENT, Net                                             1,225,619          1,228,609
                                                                     -------------      -------------

INTANGIBLE ASSETS:
  Goodwill, net                                                         9,553,113          9,834,830
  Intellectual property rights, net                                        42,744             44,003
                                                                     -------------      -------------
           Total intangible assets                                      9,595,857          9,878,833
                                                                     -------------      -------------

TOTAL ASSETS                                                         $ 30,320,791       $ 31,843,009
                                                                     =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                   $  1,227,956       $  1,802,866
  Accrued liabilities                                                     802,137            844,203
  Deferred revenues                                                       365,460             11,260
                                                                     -------------      -------------
        Total current liabilities                                       2,395,553          2,658,329
                                                                     -------------      -------------

COMMITMENTS AND CONTINGENCIES                                                   -                  -

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $5.00 par value, 3,000,000
    shares authorized; issued-none                                              -                  -
  Common stock, $.001 par value, 200,000,000 shares authorized,
    82,803,263 and 81,076,546 issued and outstanding on
    September 30, 2001 and June 30, 2001,  respectively                    82,804             81,077
  Additional paid-in capital                                           88,187,802         89,910,457
  Other comprehensive income                                               86,107            106,375
  Deficit accumulated during the development stage                    (60,431,475)       (60,913,229)
                                                                     -------------      -------------
        Total stockholders' equity                                     27,925,238         29,184,680
                                                                     -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 30,320,791       $ 31,843,009
                                                                     =============      =============

             The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                 4

                                      COMPUTERIZED THERMAL IMAGING, INC.
                                         (A Development Stage Company)
                                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                  (UNAUDITED)

                                                                                                         FROM
                                                                                                       INCEPTION
                                                                      THREE MONTH PERIOD ENDED          THROUGH
                                                                            SEPTEMBER 30,             SEPTEMBER 30,
                                                                     2001              2000              2001
                                                                ---------------------------------------------------
INCOME:
  Revenues                                                      $    207,253       $     79,665       $  1,210,318
  Cost of goods sold                                                (111,433)           (43,019)          (707,526)
                                                                -------------      -------------      -------------

GROSS MARGIN                                                          95,820             36,646            502,792
                                                                -------------      -------------      -------------

OPERATING EXPENSES:
  General and administrative                                      (2,027,427)         1,456,417         28,213,913
  Research and development                                         1,289,413          1,789,749         22,211,848
  Marketing                                                          230,237            332,164          4,051,370
  Depreciation and amortization                                      386,567            437,787          3,402,187
  Litigation settlement                                                    -                  -          1,097,434
  Impairment loss                                                          -                  -          2,893,849
                                                                -------------      -------------      -------------

Total operating expenses (income)                                   (121,210)         4,016,117         61,870,601
                                                                -------------      -------------      -------------

OPERATING INCOME (LOSS)                                              217,030         (3,979,471)       (61,367,809)
                                                                -------------      -------------      -------------

OTHER INCOME (EXPENSE):
  Interest income                                                    264,724            616,842          3,049,479
  Interest expense                                                         -                  -         (2,173,812)
  Other                                                                    -              2,552            193,711
                                                                -------------      -------------      -------------

Total income                                                         264,724            619,394          1,069,378
                                                                -------------      -------------      -------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                              481,754         (3,360,077)       (60,298,431)

EXTRAORDINARY GAIN ON
  EXTINGUISHMENT OF DEBT                                                   -                  -             65,637
                                                                -------------      -------------      -------------

NET INCOME (LOSS)                                                    481,754         (3,360,077)       (60,232,794)

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized gain (loss) on investments available for sale           (20,268)            60,001             86,107
                                                                -------------      -------------      -------------

TOTAL COMPREHENSIVE INCOME (LOSS)                               $    461,486       $ (3,300,076)      $(60,146,687)
                                                                =============      =============      =============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                                     81,529,282         80,405,262                  -
                                                                =============      =============      =============

BASIC INCOME (LOSS) PER COMMON SHARE                            $       0.01       $      (0.04)      $          -
                                                                =============      =============      =============

FULLY DILUTED SHARES OUTSTANDING                                  86,569,553         80,405,262                  -
                                                                =============      =============      =============

FULLY DILUTED INCOME (LOSS) PER SHARE                           $       0.01       $      (0.04)      $          -
                                                                =============      =============      =============

                  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                      5

                                      COMPUTERIZED THERMAL IMAGING, INC.
                                         (A Development Stage Company)
                           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                                       LOSSES
                                                                                                    ACCUMULATED
                                         COMMON STOCK            ADDITIONAL         ACCUMULATED      DURING THE
                                   --------------------------      PAID-IN         COMPREHENSIVE     DEVELOPMENT
                                     SHARES         AMOUNT         CAPITAL            INCOME           STAGE              TOTAL
                                     ------         ------         -------            ------           -----              -----

Balance at July 1, 2001             81,076,546     $  81,077     $ 89,910,457        $ 106,375      $(60,913,229)     $ 29,184,680
Options exercised for cash
   $0.75 per share                   1,000,000         1,000          749,000                                              750,000
   $0.97 per share                     500,000           500          484,500                                              485,000
   $1.50 per share                      54,002            54          132,212                                              132,266
Stock-based compensation                50,000            50              (50)                                                   -
Warrants exercised for cash                                                                                                      -
   $2.50 per share                     122,715           123          260,352                                              260,475
Variable stock options
Compensation marked to market                                      (3,348,669)                                          (3,348,669)
Other comprehensive loss                                                               (20,268)                            (20,268)
                                                                                                                                 -
Net income                                                                                               481,754           481,754
                                   ------------    ----------    -------------       ----------     -------------     ------------
Balance at September 30, 2001       82,803,263     $  82,804     $ 88,187,802        $  86,107      $(60,431,475)     $27,925,238
                                   ============    ==========    =============       ==========     =============     ============

                 The accompanying notes are an integral part of these condensed consolidated financial statements

                                      COMPUTERIZED THERMAL IMAGING, INC.
                                         (A Development Stage Company)
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)


                                                                                                            FROM
                                                                                                         INCEPTION
                                                                 THREE MONTHS ENDED SEPTEMBER 30,         THROUGH
                                                                 --------------------------------      SEPTEMBER 30,
                                                                      2001               2000              2001

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $    481,754       $ (3,360,077)      $(60,232,794)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
  Depreciation and amortization                                       386,567            437,787          3,402,187
  Impairment loss                                                           -                  -          2,893,849
  Bond Premium (Discount) Amortization                                 48,035            (23,336)           (13,172)
  Amortization of debt issuance costs and discounts                         -
    on notes payable                                                        -                  -            929,313
  Common stock, warrants, and options issued                                -
    as compensation for services                                            -                  -          9,614,787
  Options extended beyond their expiration date                             -                  -          1,687,250
  Common stock issued for interest expense                                  -                  -            423,596
  Stock-based compensation on options marked to market             (3,348,669)                 -            492,273
  Common stock issued to settle litigation                                  -                  -            514,380
  Options issued at discount to market to settle litigation                 -                  -            475,000
  Options issued at discount to market as
    compensation expense                                                    -                  -            226,586
  Common stock issued for failure to complete
    timely registration                                                     -                  -             82,216
  Common stock issued to 401(k) plan                                        -                  -             95,977
  Extraordinary gain on extinguishment of debt                              -                  -            (65,637)
  Bad debt expense                                                     51,925            166,894            398,798
  Changes in operating assets and liabilities:
    Accounts receivable - trade                                      (230,865)           122,633           (469,188)
    Accounts receivable - other                                       384,703                  -            118,035
    Inventories                                                      (303,237)          (250,101)          (821,293)
    Prepaid expenses                                                  (11,895)           158,877            (79,828)
    Accounts payable                                                 (574,910)          (347,637)           981,397
    Accrued liabilities                                               (42,066)                 -            781,644
    Deferred revenues                                                 354,200                  -            365,460
                                                                 -------------      -------------      -------------
           Net cash used in operating activities                   (2,804,458)        (3,094,960)       (38,199,164)
                                                                 -------------      -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                              -                                 4,790
  Capital expenditures                                               (100,600)          (469,987)        (2,120,422)
  Acquisition of Thermal Imaging, Inc. common stock                         -            (40,000)          (100,000)
  Purchase of software license                                              -                  -         (3,850,000)
  Purchase of investments available for sale                       (8,160,431)        (1,003,852)       (28,553,657)
  Proceeds on redemption of investments available for sale          8,010,000                  -         17,183,558
  Acquisition of Bales Scientific common stock,
    net of cash acquired                                                    -                  -         (5,604,058)
                                                                 -------------      -------------      -------------
           Net cash used in investing activities                     (251,031)        (1,513,839)       (23,039,789)
                                                                 -------------      -------------      -------------


                  The accompanying notes are an integral part of these condensed consolidated
                                       financial statements.                                             (Continued)

                                                      7

                                      COMPUTERIZED THERMAL IMAGING, INC.
                                         (A Development Stage Company)
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                                                    FROM
                                                                                                 INCEPTION
                                                            THREE MONTHS ENDED SEPTEMBER 30,       THROUGH
                                                            --------------------------------     SEPTEMBER 30,
                                                                 2001               2000            2001

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock and warrants,
    net of offering costs                                   $ 1,627,741       $   310,850       $63,009,675
  Advances to affiliate                                               -           (22,674)         (107,864)
  Advances from stockholders                                          -                 -         2,320,738
  Proceeds from borrowing                                             -                 -         3,576,131
  Payments on debt                                                    -                 -        (1,177,190)
                                                            ------------      ------------      ------------
           Net cash provided by financing activities          1,627,741           288,176        67,621,490
                                                            ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                       (1,427,748)        8,860,605         6,382,537

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                           7,810,285           137,162                 -
                                                            ------------      ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                    $ 6,382,537       $ 8,997,767       $ 6,382,537
                                                            ============      ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for:
     Interest expense                                                                           $     8,770
     Income taxes                                                                                         -

SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING AND INVESTING ACTIVITIES
  Common stock issued to individuals to acquire
    minority interest of subsidiary                                                             $   165,500
  Common stock issued in consideration of Bales Scientific                                        5,500,000
  Options issued at discount to market in connection
    with offering                                                                                   744,282
Stock offering costs capitalized                                                                   (744,282)
Common stock issued for advances from shareholders                                                2,320,738
Common stock issued for notes payable, accrued
  discount and interest                                                                           2,224,953
Common stock issued for convertible subordinated
  debentures                                                                                        640,660
Common stock issued for liabilities                                                                  50,000


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

                                                      8

                       COMPUTERIZED THERMAL IMAGING, INC.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements


NOTE A.  UNAUDITED FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

         The condensed consolidated financial statements for the three-month periods ended September 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's most recent Form 10-K. The consolidated results of operations for the three-month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

         Certain amounts from the prior period financial statements have been reclassified to conform with current period presentation.

NOTE B. RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

         In July 2001, the FASB issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which is effective July 1, 2002 for the Company. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing the impact of SFAS 142 on its financial position and results of operations.

NOTE C.  REVENUE RECOGNITION

         The Company derives revenue from the sale of industrial and medical equipment, and industrial non-destructive inspection services and design. The Company recognizes revenue only when its customer has assumed the risks and rewards of ownership or upon service completion. The Company records deferred revenue when the sale is subject to a contingency or when payment arrangements differ from its normal domestic or international terms. Deferred revenue is recognized upon expiration of the contingency or collection of the balance due.

NOTE D. INVENTORIES

         Inventories are stated at the lower-of-cost or market with cost determined using first-in first-out. Inventories consist of the following:


                                                September 30,        June 30,
                                                    2001               2001

Raw materials and work-in-process                $ 625,585          $ 341,898
Finished goods                                     320,750            301,200
                                                 ----------         ----------
Total                                            $ 946,335          $ 643,098
                                                 ==========         ==========


NOTE E. INCOME TAXES

         The Company accounts for income taxes using the liability method. Under this method, the Company records deferred income taxes to reflect future year tax consequences of temporary differences between the tax basis of assets and liabilities and their financial statement amounts. The Company has reviewed its net deferred tax assets, together with net operating loss carry-forwards, and has provided a valuation allowance to reduce its potential deferred tax assets to their net realizable value.

NOTE F.  STOCK WARRANTS, OPTIONS, AND RESTRICTED STOCK

         During the three months ended September 30, 2001, the Company issued 122,715 common shares pursuant to the exercise of warrants and 1,554,002 shares pursuant to the exercise of employee stock options. During the quarter, outstanding warrants to purchase 1,939,110 shares of our common stock for $2.50 per share expired and are no longer exercisable. The Company issued no options or warrants during the three months ended September 30, 2001.

         In accordance with Accounting Principles Board Opinion (APB) No. 25 ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES FOR STOCK-BASED COMPENSATION, and Financial Accounting Standards Board Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION (AN INTERPRETATION OF APB 25), during the quarter ended September 30, 2001, we recorded a decrease to expenses of $3,349,000 related to stock-based compensation for `variable' stock options. This non-cash adjustment represents changes in the difference between the exercise price of certain stock options and the fair market value of the underlying security (the Company's common stock). Because the value of a share of the Company's stock at September 30, 2001 was less than the value of a share at June 30, 2001, we recorded a decrease in previously recognized expense.

NOTE G.  CONTINGENCIES

         Except as disclosed in our Form 10-K and in Part II, Item 1 of this report, the Company is unaware of any material contingencies.

NOTE H.  EARNINGS PER SHARE

         Basic and fully diluted earnings per share are based on the net income and the weighted average number of common shares outstanding during each period. For the quarter, ended September 30, 2000, common equivalent shares from common stock options and warrants are excluded from the computation, as their effect would be antidilutive. Options to purchase approximately 916,000 shares of common stock at prices ranging from $2.95 to $9.06 per share and warrants to purchase approximately 5,847,000 shares of common stock at prices ranging from $5.00 to $7.25 were outstanding during the quarter ended September 30, 2001 but were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common shares. Fully diluted earnings per share are as follows:


                         For the three-month period ended September 30, 2001
                         ---------------------------------------------------

                                                     Income             Shares            Per-Share
                                                   (Numerator)        (Denominator)         Amount

      Net Income...................................$   481,754
                                                   ============

      Basic income per share.......................$   481,754         81,529,282          $.0.01
                                                   ============                            =======

      Effect of dilutive securities
         Options...................................                     4,411,806
         Warrants..................................                       628,465
                                                                      ------------


      Fully diluted income per share...............$   481,754         86,569,553          $.0.01
                                                   ============       ============         =======


                           For the three-month period ended September 30, 2000
                           ---------------------------------------------------

                                                      Income           Shares             Per-Share
                                                    (Numerator)      (Denominator)         Amount

      Net Loss.....................................$(3,300,076)
                                                    ===========

      Basic loss per share.........................$(3,300,076)        80,405,262          $(0.04)
                                                   ============                            ========

      Effect of dilutive securities
         Options....................................                            -
         Warrants..................................                             -
                                                                      ------------


      Fully diluted loss per share.................$(3,300,076)        80,405,262          $ (0.04)
                                                   ============       ============         ========

         NOTE I.  SEGMENTS

         During the current fiscal year, management began to evaluate the Company as two distinct lines of business: medical and industrial products and services. The following table describes operations for each product segment for the three-month periods September 30, 2001 and 2000.

Segment results for the three-month period ended September 30, 2001

                                         Medical          Industrial          Total
                                         -------          ----------          -----
Revenue                                $   136,680       $    70,573       $   207,253
Gross Margin                                38,830            56,990            95,820

General & Administrative                (1,642,216)         (385,211)       (2,027,427)
Research & Development                     970,066           319,347         1,289,413
Marketing                                  186,492            43,745           230,237
Depreciation and amortization              100,529           286,038           386,567
                                       ------------      ------------      ------------
      Operating expense (income)          (385,129)          263,919          (121,210)
                                       ------------      ------------      ------------
          Operating income (loss)      $   423,959       $  (206,929)      $   217,030
                                       ============      ============      ============


Segment results for the three-month period ended September 30, 2000

                                          Medical          Industrial          Total
                                          -------          ----------          -----
Revenue                                $    76,665       $     3,000       $    79,665
Gross Margin                                33,646             3,000            36,646

General & Administrative                 1,179,700           276,717         1,456,417
Research & Development                   1,789,749                 -         1,789,749
Marketing                                  269,053            63,111           332,164
Depreciation and amortization              252,636           185,151           437,787
                                       ------------      ------------      ------------
      Operating expense                  3,491,138           524,979         4,016,117
                                       ------------      ------------      ------------
          Operating income (loss)      $(3,457,492)      $  (521,979)      $(3,979,471)
                                       ============      ============      ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This document, and the documents incorporated by reference, contain forward-looking statements within the meaning of the Securities Act of 1933 and Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied. When used in this document the words "expects", "anticipates," "intends," "plans," "may," "believes," "seeks," "estimates," and similar expressions generally identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any forward-looking statements.

         The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto contained in our Form 10-K/A for the fiscal year ended June 30, 2001.

         TRENDS/UNCERTAINTIES AFFECTING CONTINUING OPERATIONS

         In January 2001, we began transitioning our focus from research and development to commercializing our technology. Success in this transition depends upon the Company's ability, among other things, to:

o        obtain FDA approval for our Breast Cancer System;

o        develop and manufacture reliable and effective products;

o        attract, retain, train and motivate qualified personnel;

o develop manufacturing and marketing expertise and expand our internal sales force; and

o        attract qualified distributors.

         We have had limited revenues from operations. To date, the Company has generated revenues from the Photonic Stimulator, TIP, Turbine Blade Inspection System and inspection services. We cannot assure you that we will achieve profitability in the near future.

         GENERAL

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

         Our research indicates that our equipment and technology is useful in studying and diagnosing breast cancer, which is the most common cancer in women after skin cancers. Our research and development efforts have led to the creation of our Breast Cancer System 2100(TM) ("Breast Cancer System"). We are seeking FDA pre-market approval ("PMA") for this system, as an adjunct to mammography and clinical examinations, for use as a painless and non-invasive technique for acquiring clinical information. To receive FDA approval, we must establish the Breast Cancer System's ability to consistently distinguish between malignant and benign tissue and thereby significantly reduce the number of unnecessary (benign finding) breast biopsies performed. We have received acceptance on four of five modules required for PMA approval. We submitted the fifth module, which includes clinical trial results and efficacy claims, during June 2001. We are awaiting FDA review and comment.

         In addition to breast cancer screening, we believe our technologies may have application in pain treatment and non-destructive testing of industrial and structural components. We design, manufacture and sell our Thermal Image Processor ("TIP") and Photonic Stimulator for pain treatment. We have developed industrial applications for our technology that address industrial markets for non-destructive testing and inspection of turbine blades, aging aircraft, electronics, composites, metals and other advanced materials.

         As of September 30, 2001, the Company had approximately 82.8 million shares of common stock held by approximately 29,000 shareholders, primarily individuals. We have warrants and options for approximately 14.7 million shares of common stock that remain unexercised. Accordingly, on a fully diluted basis, we have approximately 97.6 million common shares outstanding. In addition, we own 100 percent of Bales Scientific, Inc. We have no other interest in any other entity. We trade on the American Stock Exchange under the symbol "CIO".

         The Company uses capital to pay general corporate expenses, including salaries, manufacturing costs, professional fees, clinical trials and technical support costs, and general and administrative expenses. To date, the Company has funded its business activities with funds raised through the private placement of its common stock and warrants and the exercise of warrants and options.


RESULTS OF OPERATIONS

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000.

         REVENUES

         Revenues for the quarter ended September 30, 2001, increased $128,000 from the same period last year to $207,000, of which approximately $137,000 resulted from the sale of pain management products and the $70,000 from the sale of industrial products and services. During the quarter ended September 30, 2000 all of the Company's $80,000 in revenues resulted from the sale of pain management products.

         During the quarter ended September 30, 2001, medical segment revenues increased $57,000, or 71%, from the same period last year to $137,000. During the quarter ended September 30, 2000, medical segment revenues were $80,000.

         During the quarter ended September 30, 2001, the Company's new industrial segment recorded revenues of $70,000 through its Bales Scientific, Inc. subsidiary. During the quarter ended September 30, 2000, the Company had no industrial segment revenues.

COSTS AND EXPENSES

         General and administrative expenses for the quarter ended September 30, 2001, were ($2,027,000) compared to $1,456,000 for the same period last year. Excluding a non-cash compensation benefit of $2,789,000, general and administrative expenses for the quarter ended September 30, 2001 decreased $694,000, or 47.7%, from the same quarter in 2000 to $761,000. This decrease is primarily a result of 1) a $439,000 decrease in legal fees; 2) a $167,000 decrease in professional services expense; and 3) a $216,000 decrease in stockholder service costs. These expense reductions were partially offset by a $70,000 increase in wage expense.

         Research and development expenses for the quarter ended September 30, 2001, were $1,289,000 compared to $1,790,000 for the same period last year. Excluding a non-cash compensation benefit of $202,000, research and development expenses for the quarter ended September 30, 2001, decreased $299,000, or 17%, from the same quarter in 2000, to $1,491,000. The decrease is primarily a result of 1) a $166,000 decrease in clinical trial expenses; 2) a $435,000 decrease in consulting services associated with the development of our breast imaging system; 3) $164,000 decrease in software license fees. This reduction in expenses was partially offset by 1) a $313,000 increase in salaries as a result of an increase in the number of research and development employees; 2) a $91,000 increase in office expenses; and 3) a $74,000 increase in supplies and equipment expense.

         Marketing expenses for the quarter ended September 30, 2001, were $230,000 compared to $332,000 for the same period last year. Excluding a non-cash compensation benefit of $358,000, marketing expenses for the quarter ended September 30, 2001, increased $256,000, or 77.3%, from the same quarter in 2000 to $589,000. The increase was mainly attributable to $171,000 increase in wages and benefits and a $78,000 increase in office expenses and travel. These increased expenses are associated with developing a marketing team in connection with our transition into an operating company.

         Depreciation and amortization expense for the quarter ended September 30, 2001, decreased $51,000, or 11.7% from the same quarter in 2000 to $387,000.
The decrease in depreciation and amortization expense resulted from asset impairments and write offs recorded in the fourth quarter of our 2000 fiscal year.

         During the three months ended September 30, 2001, we decreased our monthly average expense level $246,000, or 20%, to $946,000 from $1,192,000 during the same quarter last year.

         NET INTEREST INCOME

         Interest income for the quarter ended September 30, 2001 decreased $352,000, or 57% from the same quarter of 2000 to $265,000. This decrease results from lower interest rates and decreased cash balances available for investment.

         NET INCOME/(LOSS)

         As a result of the foregoing, we recorded net income of $482,000 for the quarter ended September 30, 2001, compared to a loss of $3,360,000 for the quarter ended September 30, 2000.

         For the quarter ended September 30, 2001, the profit attributable to common shareholders was $482,000, or $0.01 per share, compared to a loss attributable to common shareholders of $3,360,000, or $(0.04) per share, for the quarter ended September 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

         SOURCES OF LIQUIDITY

         Our net working capital at September 30, 2001, was $17.1 million compared to $18.7 million at June 30, 2001. The ratio of current assets to current liabilities was 8.1 to 1.0 at September 30, 2001, compared to 7.8 to 1.0 at June 30, 2001.

         Our cash requirements consist of, but are not limited to, general corporate expenses including office salaries and expenses, lease payments on our office space, acquisition of technology, legal and accounting fees to comply with securities registration and reporting requirements, costs of clinical trials and technical support, and FDA consulting expenses.

         Net cash used in operating activities for the quarter ended September 30, 2001 was $2,804,000 compared to $3,095,000 for the quarter ended September 30, 2000, an improvement of $291,000 or 9.4%. Net cash used by investing activities in the 2001 period was $ 251,000 compared to net cash used in investing activities of $1,514,000 in the prior year's comparable period, an improvement of $1,263,000 or 83.4%. Net cash provided by financing activities was $1,627,000 in the quarter ended September 30, 2001 compared to $288,000 during the same quarter last year, an improvement of $1,339,000 or 464.9%.

As a result of the foregoing, cash and cash equivalents decreased by $1,428,000 in the quarter ended September 30, 2001, compared to a $4,321,000 decrease in the quarter ended September 30, 2000, an improvement of $2,893,000 or 67.0%.

         Capital resources needed to meet our planned expenditures are derived primarily from equity funding on the private placement of our common stock and warrants and the exercise of our outstanding warrants and options.

         Agreement with Beach Boulevard, LLC
         -----------------------------------

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

         CAPITAL REQUIREMENTS/PLAN OF OPERATION

         Since inception, we have generated significant losses from operations. Although our recently acquired subsidiary, Bales Scientific, has generated limited revenues during the past several years, it is also a development stage enterprise. Our cash requirements consist of, but are not limited to: general corporate expenses including salaries and benefits, lease payments for office space, technology acquisition, legal and accounting fees, clinical trial and technical support, FDA consulting, marketing, and expenses associated with the private placement of our equity securities. Capital resources needed to meet our past and planned expenditures have been financed and are likely to continue to be primarily from the sale of equity securities. As of September 30, 2001, we had approximately $17.1 million in working capital.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are a development stage enterprise. We believe we are not subject to market risks beyond ordinary economic risks, such as interest rate fluctuation and inflation.

         At September 30, 2001, we had invested approximately $11.2 million in available-for-sale marketable securities including investments in United States government securities and corporate bonds and $5.5 million in cash available to invest in available-for-sale marketable securities. Although we believe the issuers of these marketable securities are solvent and are favorably rated by recognized rating agencies, there is the risk that such issuers may not have sufficient liquid assets to satisfy their obligations at the time such obligations become due. If such were to occur, we may not be able to recover the full amount of our investment.

         Each of our marketable securities has a fixed rate of interest. Accordingly, a change in market interest rates may result in an increase or decrease in the market value of our marketable securities. If we liquidate any of our marketable securities prior to the time of their maturity, we could receive less than the face value of the security.

PART II-- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

KATHLEEN SULLIVAN EMPLOYMENT AGREEMENT
--------------------------------------

         On June 27, 2000, Kathleen Sullivan ("Plaintiff") filed a complaint in the Superior Court of California for the County of Los Angeles (Central District), alleging breach of contract for failure to compensate her for promotional services rendered to the Company. In March 2001, Plaintiff amended her complaint to include causes of action for fraud and negligent misrepresentation against us and a former officer. Plaintiff seeks unspecified damages. We believe Ms. Sullivan breached the agreement and intend to defend this lawsuit on that basis. No trial date has been set.

ALEX SAENZ COMPLAINT AND COUNTERCLAIMS
--------------------------------------

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

         Following a trial that ended August 16, 2001, the court ruled that defendant was not entitled to any additional compensation from our company. The court also dismissed the defendant's counterclaim against the company. The defendant has appealed to the 9th Circuit Court of Appeals where the matter will be briefed.


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

         On March 26, 2001, the Court dismissed our complaint against Bloomberg, without prejudice. The Court ruled that, despite the possibility that a jury could have found Bloomberg's statements defamatory, damages had not been sufficiently pleaded. We had alleged that Bloomberg's statements directly caused a decline in our stock price and that the price decline did not merely "coincide" with those statements, as Bloomberg maintained. The court held that any decline in our stock value attributable to Bloomberg's statements may be damage to our shareholders, but not necessarily to the Company itself .

         We have appealed the District Judge's decision to the Federal 10th Circuit Court of Appeals in Denver, Colorado, where the matter will be briefed soon.

SALAH AL-HASAWI ADVISORY SERVICES CLAIM
---------------------------------------

         On March 29, 2000, Salah Al-Hasawi ("Plaintiff'), a citizen and resident of Kuwait, filed an action in the United States District Court for the Southern District of New York, against us and our former Chief Executive Officer, alleging violations under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, for commissions allegedly due to Plaintiff in connection with the private placement of our securities. Shortly thereafter, the Plaintiffs lawsuit was dismissed without prejudice and on April 12, 2000, the Plaintiff filed a similar complaint in the United States District Court for the District of Utah. Plaintiff seeks specified damages, attorney fees and unspecified damages pursuant to five separate causes of action including breach of contract, fraud and unjust enrichment.

         We have denied all of Plaintiffs claims and have affirmatively alleged that all amounts due have been paid in full. We are currently engaged in discovery and the no trial date has yet been set.

DAVID PACKER VS. COMPUTERIZED THERMAL IMAGING. INC.
---------------------------------------------------

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

         Packer filed suit against the Company in Davis County, Utah on June 19, 2001 in an attempt to recover the benefits and compensation, including the 1,000,000 options, that were contemplated under the agreement. The Company has filed a counterclaim against Packer for breach of contract, misrepresentation, and a declaration that the Separation Agreement is void. We are currently engaged in discovery and the no trial date has yet been set.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         FDA Approval Status
         -------------------

         Our Breast Cancer System qualifies as a medical device because of its intended use in the diagnosis of disease while not interacting chemically with the body. We have chosen to pursue FDA PMA approval, the most stringent type of device marketing application required by FDA, because we believe that PMA approval will enhance our ability to introduce our system to the market by: 1) allowing us to reference medical efficacy claims in connection with marketing our Breast Cancer System, 2) improving physician acceptance of our systems, and
3) obtaining designation of insurance payment codes.

         We submitted our Pre-Market Application in 5 modules. We submitted the fifth and final module, an evaluation of our clinical studies during June 2001. While we cannot determine when or whether the FDA will approve our Pre-Market Application, the FDA is performing the in-depth scientific, regulatory and manufacturing reviews and inquiries required by its procedures. In connection with its reviews, the FDA has requested additional data and discussion to help them complete their evaluation. The data requested has been furnished and we anticipate further information requests and discussions. The same procedures were performed in connection with securing FDA approvals for Modules 1 through
4. After the FDA staff completes its work, the PMA will be subjected to an advisory panel for review and recommendation. After the FDA receives the advisory panel recommendation, it will complete its documentation and issue a decision.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None




SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  COMPUTERIZED THERMAL IMAGING, INC.
                                  (Registrant)

                                  /s/Richard V. Secord
Dated November 9, 2001            ---------------------------------
                                  Richard V. Secord
                                  Chairman & Chief Executive Officer

                                  /s/Bernard J. Brady
Dated November 9, 2001            ---------------------------------
                                  Bernard J. Brady
                                  Chief Financial Officer, Secretary & Treasurer