Form 10-Q
period 2001-12-31
COMPUTERIZED THERMAL IMAGING INC
filed 2002-02-14
CIK 1021853

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________


                        Commission file number: _________


                       COMPUTERIZED THERMAL IMAGING, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                   NEVADA                                  87-0458721
   ----------------------------------------        -----------------------------
(State or other jurisdiction of incorporation             (IRS Employer
                or organization)                         Identification No.)

 Two Centerpointe Drive, Suite 450 Lake Oswego,
                     Oregon                                   97035
      -----------------------------------           ----------------------------
    (Address of principal executive offices)               (Zip Code)


                                 (503) 594-1210
                            ------------------------
              (Registrant's telephone number, including area code)

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, par value $0.001, of which 82,804,187 shares were issued and outstanding as of February 13, 2002.

                       COMPUTERIZED THERMAL IMAGING, INC.
                                    FORM 10-Q
                                QUARTERLY REPORT
                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements...................................................4

        Condensed Consolidated Balance Sheets as of December 31, 2001 and
        June 30, 2001..........................................................4

        Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2001 and 2000 and for the period from inception on June 10, 1987 to December 31, 2001...................5

        Condensed Consolidated Statement of Stockholders' Equity (Deficit)
        for the six months ended December 31, 2001.............................6

        Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2001 and 2000 and for the period from inception on
        June 10, 1987 to December 31, 2001.....................................7

        Notes to Condensed Consolidated Financial Statements...................9

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations.........................................................13

ITEM 3. Quantitative and Qualitative Disclosure of Market Risk................19

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings...................................................20

ITEM 2.   Changes in Securities...............................................21

ITEM 3.   Defaults upon Senior Securities.....................................22

ITEM 4.   Submission of Matters to a Vote of Security Holders.................22

ITEM 5.   Other Information...................................................22

ITEM 6.   Exhibits and Reports on Form 8-K....................................22

SIGNATURES....................................................................23

PART I - FINANCIAL INFORMATION

ITEM 1.

                               COMPUTERIZED THERMAL IMAGING, INC.
                                  (A Development Stage Company)
                        CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                   December 31,      June 30,
ASSETS                                                                2001            2001
                                                                  -------------   -------------
CURRENT ASSETS:
  Cash and cash equivalents                                       $  2,075,220    $  7,810,285
  Investments available for sale                                    11,665,328      11,070,065
  Accounts receivable-trade, net                                       610,200         383,331
  Accounts receivable-other, net                                       233,106         559,080
  Inventories                                                        1,118,380         643,098
  Prepaid expenses                                                     316,718         269,708
                                                                  -------------   -------------
        Total current assets                                        16,018,952      20,735,567
                                                                  -------------   -------------

PROPERTY AND EQUIPMENT, Net                                          1,169,522       1,228,609
                                                                  -------------   -------------

INTANGIBLE ASSETS:
  Goodwill, net                                                      9,278,557       9,834,830
  Intellectual property rights, net                                     41,484          44,003
                                                                  -------------   -------------
           Total intangible assets                                   9,320,041       9,878,833
                                                                  -------------   -------------

TOTAL ASSETS                                                      $ 26,508,515    $ 31,843,009
                                                                  =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                $    935,166    $  1,802,866
  Accrued liabilities                                                1,348,955         844,203
  Deferred revenues                                                    361,953          11,260
                                                                  -------------   -------------
        Total current liabilities                                    2,646,074       2,658,329
                                                                  -------------   -------------

COMMITMENTS AND CONTINGENCIES                                             --              --

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $5.00 par value, 3,000,000
    shares authorized ; issued-none                                       --              --
  Common stock, $.001 par value, 200,000,000 shares authorized,
    82,803,263 and 81,076,546 issued and outstanding on
    December 31, 2001 and June 30, 2001,  respectively                  82,804          81,077
  Additional paid-in capital                                        88,031,727      89,910,457
  Other comprehensive income                                            65,979         106,375
  Deficit accumulated during the development stage                 (64,318,069)    (60,913,229)
                                                                  -------------   -------------
        Total stockholders' equity                                  23,862,441      29,184,680
                                                                  -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 26,508,515    $ 31,843,009
                                                                  =============   =============

The accompanying condensed notes are an integral part of these consolidated financial statements.



                                                 COMPUTERIZED THERMAL IMAGING, INC.
                                                    (A Development Stage Company)
                                           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                                                          From
                                                                                                                        Inception
                                                         Three month period ended        Six month period ended          through
                                                               December 31,                  December 31,               December 31,
                                                            2001          2000           2001              2000            2001
                                                      -----------------------------------------------------------------------------
INCOME:
  Revenues                                            $    235,688    $    116,042    $    442,940    $    195,707    $  1,446,005
  Cost of goods sold                                      (154,959)        (48,780)       (266,390)        (91,799)       (862,483)
                                                      -------------   -------------   -------------   -------------    ------------
GROSS MARGIN                                                80,729          67,262         176,550         103,908         583,522
                                                      -------------   -------------   -------------   -------------    ------------
OPERATING EXPENSES:
  General and administrative                             1,172,587       3,341,989        (853,054)      4,798,405      30,175,677
  Research and development                               1,581,289       2,293,830       2,874,981       4,083,583      23,012,903
  Marketing                                              1,055,716         633,510       1,279,929         965,671       5,098,163
  Depreciation and amortization                            388,087         709,237         774,653       1,147,024       3,790,273
  Litigation settlement                                       --              --              --              --         1,097,434
  Impairment loss                                             --              --              --              --         2,893,849
                                                      -------------   -------------   -------------   -------------    ------------
Total operating expenses                                 4,197,679       6,978,566       4,076,509      10,994,683      66,068,299
                                                      -------------   -------------   -------------   -------------    ------------
OPERATING LOSS                                          (4,116,950)     (6,911,304)     (3,899,959)    (10,890,775)    (65,484,777)
                                                      -------------   -------------   -------------   -------------    ------------
OTHER INCOME (EXPENSE):
  Interest income                                          230,357         547,366         495,119       1,164,208       3,279,874
  Interest expense                                            --           (35,705)           --           (35,705)     (2,173,812)
  Other                                                       --              --              --             2,552         193,711
                                                      -------------   -------------   -------------   -------------    ------------
Total other income, net                                    230,357         511,661         495,119       1,131,055       1,299,773
                                                      -------------   -------------   -------------   -------------    ------------
LOSS BEFORE EXTRAORDINARY ITEM                          (3,886,593)     (6,399,643)     (3,404,840)     (9,759,720)    (64,185,004)

EXTRAORDINARY GAIN ON
  EXTINGUISHMENT OF DEBT                                      --              --              --              --            65,637
                                                      -------------   -------------   -------------   -------------    ------------
NET LOSS                                                (3,886,593)     (6,399,643)     (3,404,840)     (9,759,720)    (64,119,367)

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized gain on investments available for sale        (20,128)         81,338         (40,396)        141,339          65,979
                                                      -------------   -------------   -------------   -------------    ------------
TOTAL COMPREHENSIVE INCOME (LOSS)                     $ (3,906,721)   $ (6,318,305)   $ (3,445,236)   $ (9,618,381)   $(64,053,388)
                                                      =============   =============   =============   =============    ============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                                           82,803,263      80,475,868      82,166,272      80,438,548            --
                                                      =============   =============   =============   =============    ============
BASIC AND DILUTED LOSS PER COMMON SHARE               $      (0.05)   $      (0.08)   $      (0.04)   $      (0.12)           --
                                                      =============   =============   =============   =============    ============

                  The accompanying condensed notes are an integral part of these consolidated financial statements.



                                                COMPUTERIZED THERMAL IMAGING, INC.
                                                   (A Development Stage Company)
                                     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                       Losses
                                                                                                     Accumulated
                                             Common Stock              Additional      Accumulated   During the
                                       --------------------------       Paid-in       Comprehensive  Development
                                          Shares          Amount        Capital          Income        Stage            Total
                                          ------          ------        -------          ------        -----            -----

Balance at June 30, 2001 ..........     81,076,546    $     81,077    $ 89,910,457    $    106,375   $(60,913,229)   $ 29,184,680
Options issued for services:
   $1.88 per share ................                                          3,230                                          3,230
   $1.95 per share ................                                          5,604                                          5,604
Options exercised for cash:
   $0.75 per share ................      1,000,000           1,000         749,000                                        750,000
   $0.97 per share ................        500,000             500         484,500                                        485,000
   $1.50 per share ................         54,002              54         132,212                                        132,266
Stock Issued for Services .........         50,000              50             (50)
Warrants exercised for cash -
   $2.50 per share ................        122,715             123         260,352                                        260,475
Warrants issued for financing -
   $1.95 per share ................                                          2,281                                          2,281
Stock-based compensation on options
   marked to market ...............                                     (3,515,859)                                    (3,515,859)
Other comprehensive loss ..........                                                        (40,396)                       (40,396)

Net loss ..........................                                                                    (3,404,840)     (3,404,840)
                                        ----------    ------------    ------------    ------------   ------------    ------------
Balance at December 31, 2001 ......     82,803,263    $     82,804    $ 88,031,727    $     65,979   $(64,318,069)   $ 23,862,441
                                        ==========    ============    ============    ============   ============    ============

                 The accompanying condensed notes are an integral part of these consolidated financial statements.


                                       COMPUTERIZED THERMAL IMAGING, INC.
                                         (A Development Stage Company)
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      From
                                                                                                   Inception
                                                                   Six Months Ended December 31,     through
                                                                  ----------------------------     December 31,
                                                                      2001          2000            2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $ (3,404,840)   $ (9,759,720)   $(64,119,389)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                     774,653       1,147,024       3,790,273
    Impairment loss                                                      --            77,532       2,893,849
    Bond (Discount) Premium Amortization                               16,449         (60,543)        (58,236)
  Amortization of debt issuance costs and discounts
    on notes payable                                                     --              --           929,313
  Common stock, warrants, and options issued
    as compensation for services                                       11,115            --         9,625,902
  Options extended beyond their expiration date                          --         1,687,500       1,687,250
  Common stock issued for interest expense                               --              --           423,596
  Stock-based compensation on options marked to market             (3,515,859)           --           325,083
  Common stock issued to settle litigation                               --              --           514,380
  Options issued at discount to market to settle litigation              --              --           475,000
  Options issued at discount to market as
    compensation expense                                                 --           231,250         226,586
  Common stock issued for failure to complete
    timely registration                                                  --              --            82,216
  Common stock issued to 401(k) plan                                     --              --            95,977
  Extraordinary gain on extinguishment of debt                           --              --           (65,637)
  Bad debt expense                                                     94,649         130,537         441,523
  Changes in operating assets and liabilities:
    Accounts receivable - trade                                      (321,319)         81,561        (611,358)
    Accounts receivable - other                                       312,307          (1,515)         19,139
    Inventories                                                      (475,282)       (379,233)       (941,622)
    Prepaid expenses                                                  (47,010)        358,733         (74,944)
    Accounts payable                                                 (867,700)       (115,943)        782,616
    Accrued liabilities                                               504,753        (206,040)      1,234,456
    Deferred revenues                                                 350,693      (1,750,000)        361,953
                                                                 -------------   -------------   -------------
           Net cash used in operating activities                   (6,567,391)     (8,558,857)    (41,962,074)
                                                                 -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                           --              --             4,790
  Purchase of property and equipment                                 (149,612)       (744,049)     (2,169,434)
  Acquisition of Thermal Imaging, Inc. common stock                      --           (40,000)       (100,000)
  Purchase of software license                                           --            (2,410)     (3,850,000)
  Purchase of investments available for sale                      (10,648,642)     (1,301,966)    (39,051,891)
  Proceeds on redemption of investments available for sale         10,010,000       3,575,322      27,193,558
  Acquisition of Bales Scientific common stock,
    net of cash acquired                                                 --              --        (5,604,058)
                                                                 -------------   -------------   -------------
           Net cash provided by (used in) investing activities       (788,254)      1,486,897     (23,577,035)
                                                                 -------------   -------------   -------------

                                                                                                    (Continued)

       The accompanying condensed notes are an integral part of these consolidated financial statements.


                                     COMPUTERIZED THERMAL IMAGING, INC.
                                       (A Development Stage Company)
                         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

                                                                                                 From
                                                                                               Inception
                                                              Six Months Ended December 31,     through
                                                            -------------------------------    December 31,
                                                                  2001           2000           2001
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock and warrants,
    net of offering costs                                    $  1,627,741    $    310,850    $ 63,009,675
  Advances to affiliate                                              --           (22,673)       (107,864)
  Advances from stockholders                                         --              --         2,320,738
  Proceeds from borrowing                                            --              --         3,576,131
  Deferred finance costs                                           (7,161)           --            (7,161)
  Payments on debt                                                   --              --        (1,177,190)
                                                             -------------   -------------   -------------
           Net cash provided by financing activities            1,620,580         288,177      67,614,329
                                                             -------------   -------------   -------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                         (5,735,065)     (6,783,783)      2,075,220

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                           7,810,285       8,997,767            --
                                                             -------------   -------------   -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  2,075,220    $  2,213,984    $  2,075,220
                                                             =============   =============   =============

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for:
     Interest expense                                                                        $      8,770
     Income taxes                                                                                      --

SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING AND INVESTING ACTIVITIES
  Common stock issued to individuals to acquire
    minority interest of subsidiary                                                          $    165,500
  Common stock issued in consideration of Bales Scientific                                      5,500,000
  Options issued at discount to market in connection
    with offering                                                                                 744,282
  Stock offering costs capitalized                                                               (744,282)
  Common stock issued for advances from shareholders                                            2,320,738
  Common stock issued for notes payable, accrued
   discount and interest                                                                        2,224,953
  Common stock issued for convertible subordinated
   debentures                                                                                     640,660
  Common stock issued for liabilities                                                              50,000


     The accompanying condensed notes are an integral part of these consolidated financial statements.

                       COMPUTERIZED THERMAL IMAGING, INC.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements


NOTE A.  UNAUDITED FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

     The condensed consolidated financial statements for the three and six months ended December 31, 2001 and 2000 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's most recent Form 10-K/A. The consolidated results of operations for the three and six months ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year.

     Certain amounts from the prior period financial statements have been reclassified to conform to current period presentation.

NOTE B. RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 31, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial position and results of operations.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective July 1, 2002 for the Company. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS 142 addresses the reclassification of certain existing intangibles, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test. The Company's principle intangible asset is goodwill recorded in connection with the acquisition of Bales Scientific, Inc. during April, 2000. The goodwill relates to technology used in the Photonic Stimulator, Thermal Image Processor, and Breast Cancer System 2100. The Company capitalized $10,871,863 of goodwill, which is being amortized ratably over 10 years. We will adopt SFAS No. 142 for the 2003 fiscal year. Our analysis of goodwill impairment, if any, is dependant upon FDA regulatory approval and market acceptance of our Breast Cancer System 2100.

NOTE C.  REVENUE RECOGNITION

     The Company derives revenue from the sale of industrial and medical equipment, and industrial non-destructive inspection services. The Company recognizes revenue only when its customer has assumed the risks and rewards of ownership or upon service completion. The Company records deferred revenue when the sale is subject to a contingency or when payment arrangements differ from the Company's normal domestic or international terms. Deferred revenue is thereafter recognized upon expiration of the contingency or collection of the balance due.

NOTE D. INVENTORIES

     Inventories are stated at the lower-of-cost or market with cost determined using the first-in first-out accounting treatment for inventories. Inventories consist of the following:

                                               DECEMBER 31,        JUNE 30,
                                                  2001               2001

Raw Materials                                $   665,524        $   153,854
Work-in process                                  126,308            188,044
Finished goods                                   326,548            301,200
                                             ------------       ------------
Total                                        $ 1,118,380        $   643,098
                                             ============       ============

The ending inventory in December 31, 2001 consists of $90,000 of finished goods ready for sale and $237,000 of finished goods that have been shipped to customers and relate to $361,000 of deferred sales.

NOTE E. INCOME TAXES

     The Company accounts for income taxes using the liability method. Under this method, the Company records deferred income taxes to reflect future year tax consequences of temporary differences between the tax basis of assets and liabilities and their financial statement amounts. The Company has reviewed its net deferred tax assets, together with net operating loss carryforwards, and has provided a 100% valuation allowance to reduce its deferred tax assets to their net realizable value.

     At December 31, 2001, the Company had approximately $60 million of unused net operating losses available to carry forward to future years. The benefit from carrying forward such losses will expire in various years between 2002 and 2021 and could be subject to limitation if significant ownership changes occur in the Company.

NOTE F. STOCK WARRANTS, OPTIONS, AND RESTRICTED STOCK

     During the six months ended December 31, 2001, the Company issued 122,715 common shares pursuant to the exercise of warrants and 1,554,002 shares pursuant to the exercise of employee stock options. During the six months ended December 31, 2001 outstanding warrants to purchase 1,939,110 shares of our common stock for $2.50 per share expired unexercised. During the six months ended December 31, 2001, the Company issued warrants to purchase 901,443 shares of common stock for prices ranging from $1.95 to $2.03 per share, options to consultants to purchase 50,000 shares of common stock for prices ranging from $1.88 to $1.95 per share, and options to employees to purchase 142,105 shares at $1.81 per share.

     In accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees for Stock-Based Compensation, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB 25), we recorded a decrease to expenses of $167,190 for the three months ended December 31, 2001 and a decrease to expenses of $3,515,859 for the six months ended December 31, 2001 related to stock-based compensation for `variable' stock options. This non-cash adjustment represents changes in the difference between the exercise price of certain stock options and the fair market value of the Company's common stock. Because the value of a share of the Company's stock at December 31, 2001 was less than the value of a share at June 30, 2001 and September 30, 2001, we recorded a decrease in previously recognized expense during the three and six months ended December 31, 2001.

NOTE G. CONTINGENCIES

     Except as disclosed in our Form 10-K/A and in Part II, Item 1 of this report, the Company is unaware of any material contingencies.

NOTE H. SEGMENTS

     During the current fiscal year, management began to evaluate the Company as two distinct lines of business: medical and industrial products and services. The following table describes operations for each product segment for the three and six months ended December 31, 2001 and 2000.


                                        Three month period ended                            Three month period ended
                                               December 31,                                      December 31,
                                                   2001                                             2000
                                   Medical      Industrial       Total              Medical       Industrial       Total
                                ------------   ------------   ------------        ------------   ------------   ------------
Revenue                         $   231,445    $     4,243    $   235,688         $    83,965    $    32,077    $   116,042
Cost of Revenues                   (153,599)        (1,360)      (154,959)            (42,365)        (6,415)       (48,780)
                                ------------   ------------   ------------        ------------   ------------   ------------
Gross Margin                         77,846          2,883         80,729              41,600         25,662         67,262

General & Administration            949,795        222,792      1,172,587           2,707,011        634,978      3,341,989
Research & Development            1,336,000        245,289      1,581,289           2,167,450        126,380      2,293,830
Marketing                           855,130        200,586      1,055,716              513,143        120,367        633,510
Depreciation and amortization       372,493         15,594        388,087             582,174        127,063        709,237
                                ------------   ------------   ------------        ------------   ------------   ------------
      Operating Expense           3,513,418        684,261      4,197,679           5,969,778      1,008,788      6,978,566
          Operating Loss        $(3,435,572)   $  (681,378)   $(4,116,950)        $(5,928,178)   $  (983,126)   $(6,911,304)



                                        Three month period ended                            Three month period ended
                                               December 31,                                      December 31,
                                                   2001                                             2000
                                   Medical      Industrial       Total              Medical       Industrial       Total
                                ------------   ------------   ------------        ------------   ------------   ------------
Revenue                         $   368,579    $    74,361    $   442,940         $   160,630    $    35,077    $    195,707
Gross Margin                       (251,904)       (14,486)      (266,390)            (85,384)        (6,415)        (91,799)
                                    116,675         59,875        176,550              75,246         28,662         103,908

General & Administration           (692,270)      (160,784)      (853,054)          3,886,708        911,697       4,798,405
Research & Development            2,310,345        564,636      2,874,981           3,957,203        126,380       4,083,583
Marketing                         1,036,742        243,187      1,279,929             782,194        183,477         965,671
Depreciation and amortization       658,242        116,411        774,653           1,027,893        119,131       1,147,024
      Operating Expense           3,313,060        763,449      4,076,509           9,653,998      1,340,685      10,994,683
          Operating Loss        $(3,196,385)   $  (703,574)   $(3,899,959)        $(9,578,751)   $(1,312,024)   $(10,890,775)


NOTE I. SUBSEQUENT EVENTS

     On December 31, 2001, we reached a financing agreement with Beach Boulevard, LLC, (the "investor") pursuant to which we issued a convertible debenture in the amount of $2.5 million (the "Debenture Offering") and secured an equity line of credit (the "Equity Line") for $20 million. The investor may convert any outstanding balance and accrued interest on the debenture into 2,100,694 shares of common stock at a conversion price of $1.44 per share at any time. This conversion price may decrease, and require issuing more shares in repayment, if certain future events, including a decrease in our stock price or a delay in registering underlying securities, trigger a repricing event. If a repricing event occurs, then at the investors request, the Company could be required to repay 111% of the remaining balance including interest using funds generated through the Equity Line, or the Company could repay 125% of the remaining balance and interest in cash. We also issued a warrant to purchase 260,417 shares of common stock. These warrants are exercisable at $2.03 a share and expire December 31, 2004. As of December 31, 2001, the Debenture Offering had not been funded. It was funded on January 2, 2002. This transaction is more fully described below and in the Company's Form 8-K filed January 14, 2002.

     The Equity Line allows for the sale of up to $20 million of common stock subject to certain conditions during a 24-month period, at 94% of the then current market price. In connection with the Equity Line, we issued a callable warrant to purchase 641,026 shares of common stock. These warrants are exercisable at $1.95 a share, between April 1, 2002 and April 1, 2007.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This document contains forward-looking statements within the meaning of the Securities Act of 1933 and Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied. When used in this document, the words "expects", "anticipates", "intends", "plans", "may", "believes", "seeks", "estimates" and similar expressions generally identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date of this document, and, except as otherwise required under federal and state securities laws, we assume no obligation to update any forward-looking statements.

     The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto contained in our Form 10-K/A for the fiscal year ended June 30, 2001.

     TRENDS/UNCERTAINTIES AFFECTING CONTINUING OPERATIONS

     We have shifted our primary focus and resources from research and development to building and marketing proprietary products and services. We have established and developed, and continue to establish and develop, relationships with medical equipment dealers and distributors, physicians and clinical study sites. We are increasing our internal manufacturing capabilities. We attend trade shows and sponsor clinics to introduce our breast imaging products and demonstrate our pain management products. We continue to enhance our products and develop new applications for existing products and to protect our intellectual property with patents and trademarks. To date, we have had limited operating revenues from the sale of our products and services. We cannot assure you that we will achieve profitability in the near future.

        GENERAL

     The Company designs, manufactures and markets thermal imaging devices and services used for clinical diagnosis, pain management and industrial non-destructive testing. The Company markets its products worldwide through an internal sales force and a network of independent distributors.

     The Company's research emphasis was on the applications for thermal imaging technology and the development of equipment and methods for utilizing those applications. Our efforts led to the development of our non-invasive and non-destructive infrared imaging systems. We believe our thermal imaging systems generate data, difficult to obtain or not available using other imaging methods that are useful to health care providers in the detection of certain diseases and disorders and useful to the industry as a tool for product quality testing.

     Our research indicates that our equipment and technology is useful in studying and diagnosing breast cancer, which is the most common cancer in women after skin cancers. Our research and development efforts have led to the creation of our Breast Cancer System 2100(TM) ("Breast Cancer System"). We are seeking FDA pre-market approval ("PMA") for this system, as an adjunct to mammography and clinical examinations, for use as a painless and non-invasive technique for acquiring clinical information. To receive PMA approval, we must establish the Breast Cancer System's ability to consistently distinguish between malignant and benign tissue and thereby significantly reduce the number of unnecessary breast biopsies performed. We have received acceptance on four of five modules required for PMA approval. We submitted the fifth module, which includes clinical trial results and efficacy claims, during June 2001. We are responding to FDA inquiries and comments. After the FDA staff completes its work, the PMA, if accepted by the FDA staff, will be subjected to an advisory panel for review and recommendation. After the FDA receives the advisory panel recommendation, it will issue a decision.

     In addition to breast cancer screening, we believe our technologies have applications in pain treatment and non-destructive testing of industrial and structural components. We design, manufacture and sell our Thermal Image Processor as a device to assist in the diagnosis of pain, and Photonic Stimulator for the treatment of pain. We have developed industrial applications for our technology that provide non-destructive testing and inspection of turbine blades, aging aircraft, electronics, composites, metals and other advanced materials.

     We are publicly traded on the American Stock Exchange under the symbol "CIO". On December 31, 2001, we had 82,803,263 million shares of common stock outstanding held by approximately 29,000 shareholders, primarily individuals. In addition to common stock outstanding, we have approximately 15.8 million shares of common stock underlying warrants and options that remain unexercised. On a fully diluted basis, we have approximately 98.6 million common shares outstanding, 28.8% of which are beneficially owned by insiders and affiliates. Other than our wholly-owned subsidiary, Bales Scientific, Inc., we have no other interest in any other entity.

     The Company uses capital to pay general corporate expenses, including salaries, manufacturing costs, professional fees, clinical trials and technical support costs, and general and administrative expenses. To date, the Company has funded its business activities with funds raised through the private placement of common stock, debt and warrants and the exercise of warrants and options.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000.

     REVENUES

     Revenues for the three months ended December 31, 2001, increased approximately $120,000, or 103%, from the same period last year to $236,000. Medical segment revenues increased $147,000, or 175%, from the same period last year to $231,000. During the three months ended December 31, 2000, medical segment revenues were $84,000.

     During the three months ended December 31, 2001, the Company's industrial segment recorded revenues of $4,000 through its Bales Scientific, Inc. subsidiary. During the three months ended December 31, 2000, industrial segment revenues were $32,000. While revenues recorded for our industrial products decreased from the three months ended December 31, 2000, we deferred recognition of $159,000 of revenue relating to those products during the three months ended December 31, 2001. This deferred sale represents the partial billing and payment for our turbine testing system. We have subsequently billed the remainder of this deferred sale and expect to receive prompt payment.

     COSTS AND EXPENSES

     General and administrative expenses for the three months ended December 31, 2001, were $1,173,000 compared to $3,342,000 for the same period last year. Excluding a non-cash compensation benefit of $124,000 during the three months ended December 31, 2001 and non-cash compensation expense of $1,919,000 during the three months ended December 31, 2000, general and administrative expenses decreased $126,000, or 9%, from the same period last year. The decrease is primarily a result of: 1) $103,000 decrease in overhead expenses; 2) $63,000 decrease in legal services expense; and 3) $127,000 decrease in travel costs. These expense reductions were partially offset by a $141,000 increase in wage expense and a $43,000 increase in professional services expense.

     Research and development expenses for the three months ended December 31, 2001, were $1,581,000 compared to $2,294,000 for the same period last year. Excluding a non-cash compensation expense of $33,000, research and development expenses for the three months ended December 31, 2001, decreased $746,000, or 33%, from the same period in 2000. The decrease is primarily a result of: 1) $775,000 decrease in consulting services associated with the development of our breast imaging system; 2) $150,000 decrease in software license fees; and 3) $130,000 decrease in equipment supplies and equipment expenses. This reduction in expenses was partially offset by: 1) $79,000 increase in salaries as a result of an increase in the number of research and development employees; 2) $96,000 increase in overhead expenses; and 3) $50,000 increase in temporary services.

     Marketing expenses for the three months ended December 31, 2001, were $1,056,000 compared to $634,000 for the same period last year. Excluding a non-cash compensation benefit of $20,000, marketing expenses for the three months ended December 31, 2001, increased $442,000, or 70%, from the same period in 2000. The increase was mainly attributable to: 1) $179,000 increase in wages from an increase in employees; 2) $159,000 increase in marketing and trade shows expenses to develop a market for our products; and 3) $52,000 increase in overhead expenses.

     Depreciation and amortization expense for the three months ended December 31, 2001, decreased $321,000, or 45% from the same period in 2000 to $388,000.
The decrease in depreciation and amortization expense resulted from asset impairments and write offs recorded in the three months ended December 31, 2001.

     Excluding depreciation, amortization, and non-cash stock-based compensation, during the three months ended December 31, 2001, we decreased our monthly average expense level $151,000 or 11%, to $1,277,000 from $1,428,000 during the same period last year.

     NET INTEREST INCOME

     Interest income for the three months ended December 31, 2001 decreased $317,000, or 58% from the same period of 2000 to $230,000. This decrease results from lower interest rates and decreased cash balances available for investment.

     NET LOSS

     For the three months ended December 31, 2001, the loss attributable to common shareholders was $3,887,000, or $(0.05) per share, compared to a loss attributable to common shareholders of $6,400,000, or $(0.08) per share, for the three months ended December 31, 2000.

SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2000.

     REVENUES

     Revenues for the six months ended December 31, 2001, increased approximately $247,000 or 126% from the same period last year to $443,000. During the six months ended December 31, 2001, medical segment revenues increased $208,000, or 129%, from the same period in 2000 to $369,000. During the six months ended December 31, 2000, medical segment revenues were $161,000.

     During the six months ended December 31, 2001, the Company's industrial segment revenues increased $39,000 to $74,000. In addition to this increase in industrial product revenues, we shipped products and deferred recognition of $159,000 of revenue relating to those products during the six months ended December 31, 2001. This deferred sale represents the partial billing and payment for our turbine testing system. We have subsequently billed the remainder of this deferred sale and expect to receive prompt payment.

     COSTS AND EXPENSES

     General and administrative expenses for the six months ended December 31, 2001, were $(853,000) compared to $4,798,000 for the same period last year. Excluding a non-cash compensation benefit of $2,912,395 during the six months ended December 31, 2001 and non-cash compensation expense of $1,919,000 for the six months ended December 31, 2001, general and administrative expenses decreased by $820,000, or 28%. This decrease is primarily a result of: 1) $542,000 decrease in legal services expense; 2) $124,000 decrease in professional services expense; 3) $186,000 decrease in stockholder service expense; and 4) $136,000 decrease in travel expense. These expense reductions were partially offset by a $212,000 increase in wage expense.

     Research and development expenses for the six months ended December 31, 2001, were $2,875,000 compared to $4,084,000 for the same period last year. Excluding a non-cash compensation benefit of $167,804, research and development expenses for the six months ended December 31, 2001, decreased $1,041,000, or 26%, from the same period in 2000, to $3,043,000. The decrease is primarily a result of: 1) $1,210,000 decrease in consulting services associated with the development of our breast imaging system; 2) $313,000 decrease in software license fees; and 3) $235,000 decrease in clinical trial expense. This reduction in expenses was partially offset by a $393,000 increase in salaries as a result of an increase in the number of research and development employees and a $143,000 increase in overhead expenses.

     Marketing expenses for the six months ended December 31, 2001, were $1,280,000 compared to $966,000 for the same period last year. Excluding a non-cash compensation benefit of $378,000, marketing expenses for the six months ended December 31, 2001, increased $693,000, or 72%, from the same six months in 2000 to $1,658,000. The increase was primarily a result of: 1) $337,000 increase in wages from an increase in employees; 2) $153,000 increase in marketing and tradeshows to develop a market for our products; and 3) $79,000 increase in overhead expenses.

     Depreciation and amortization expense for the six months ended December 31, 2001, decreased $372,000, or 32% from the same period in 2000 to $775,000. The decrease in depreciation and amortization expense resulted from asset impairments and write offs recorded in the three months ended December 31, 2000.

     Excluding depreciation, amortization, and stock-based compensation, during the six months ended December 31, 2001, we decreased our monthly average expense level $208,000 or 16%, to $1,096,000 from $1,304,000 during the same six month period in 2000.

     NET INTEREST INCOME

     Interest income for the six months ended December 31, 2001 decreased $669,000, or 57% from the same period in 2000 to $495,000. This decrease results from lower interest rates and decreased cash balances available for investment.

     NET LOSS

     For the six months ended December 31, 2001, the loss attributable to common shareholders was $3,405,000, or $(0.04) per share, compared to a loss attributable to common shareholders of $9,760,000, or $(0.12) per share, for the six months ended December 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

     SOURCES OF LIQUIDITY

     Our net working capital at December 31, 2001, was $13,740,582 compared to $18,880,350 at June 30, 2001. The ratio of current assets to current liabilities was 6.19 to 1.0 at December 31, 2001, compared to 7.8 to 1.0 at June 30, 2001.

     Our cash requirements consist of, but are not limited to, general corporate expenses including office salaries and expenses, lease payments on our office space, acquisition of technology, legal and accounting fees, costs of clinical trials and technical support, and FDA consulting expenses.

     Net cash used in operating activities for the six months ended December 31, 2001 was $6,567,391 compared to $8,528,545, for the six months ended December 31, 2000, an improvement of $1,961,154 or 23%. Net cash used by investing activities in the six months ended December 31, 2001 was $788,254 compared to net cash provided by investing activities of $1,456,585 in the prior year's comparable period. Net cash provided by financing activities was $1,620,580 in the six months ended December 31, 2001 compared to $288,177 during the same period last year.

     As a result of the foregoing, cash and cash equivalents decreased by $5,735,065 in the six months ended December 31, 2001, compared to a $6,783,783 decrease in the six months ended December 31, 2000, an improvement of $1,048,718 or 15%.

     Agreement with Beach Boulevard, LLC
     -----------------------------------

     On December 31, 2001, we reached a financing agreement with Beach Boulevard, LLC, pursuant to which we issued a convertible debenture in the amount of $2.5 million (the "Debenture Offering") and secured an equity line of credit (the "Equity Line") for $20 million. The investor may convert any outstanding balance and accrued interest into 2,100,694 shares of common stock at a conversion price of $1.44 per share at any time. This conversion price may decrease, and require issuing more shares in repayment, if certain future events, including a decrease in our stock price or a delay in registering underlying securities, trigger a repricing event. If a repricing event occurs, then at the investor's request, the Company could be required to repay 111% of the remaining balance including interest using funds generated through the Equity Line, or the Company could repay 125% of the remaining balance and interest in cash. We also issued a warrant to purchase 260,417 shares of common stock. These warrants are exercisable at $2.03 a share and expire December 31, 2004. As of December 31, 2001, the Debenture Offering had not been funded. The Offering was funded on January 2, 2002.

     The Equity Line allows for the sale of up to $20 million of common stock subject to certain conditions during a 24-month period, at 94% of the then current market price. In connection with the Equity Line, we issued a callable warrant to purchase 641,026 shares of common stock. These warrants are exercisable at $1.95 a share, between April 1, 2002 and April 1, 2007.

     CAPITAL REQUIREMENTS/PLAN OF OPERATION

     Since inception, we have generated significant losses from operations. Although our acquired subsidiary, Bales Scientific, has generated limited revenues during the past several years, it is also a development stage enterprise. Our cash requirements consist of, but are not limited to: general corporate expenses including salaries and benefits, lease payments for office space, technology acquisition, legal and accounting fees, clinical trial and technical support, FDA consulting, marketing, and expenses associated with the private placement of our equity securities. Capital resources needed to meet our past and planned expenditures have been financed primarily from the sale of equity and debt securities. As of December 31, 2001, we had approximately $13.7 million in working capital.

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

     We believe we will have sufficient capital in the form of cash, negotiable securities and the proceeds from the Debenture Offering and Equity Line agreements finalized during January 2002, to fund our business plan over the next year. If additional capital is required, we will rely on private investors to support us either through loans or contributions to capital in exchange for common stock and warrants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are a development stage enterprise. We believe we are not subject to market risks beyond ordinary economic risks, such as interest rate fluctuation and inflation.

     At December 31, 2001, we had approximately $11.7 million in available-for-sale marketable securities including investments in United States government securities and corporate bonds. Although we believe the issuers of these marketable securities are solvent and are favorably rated by recognized rating agencies, there is the risk that such issuers may not have sufficient liquid assets to satisfy their obligations at the time such obligations become due. If such were to occur, we may not be able to recover the full amount of our investment.

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

     On March 26, 2001, the Court dismissed our complaint against Bloomberg, with prejudice. We have appealed the District Judge's decision to the United States 10th Circuit Court of Appeals in Denver, Colorado, where the matter will be briefed soon.

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

We have denied all of Plaintiffs claims and have affirmatively alleged that all amounts due have been paid in full. We are currently engaged in discovery and no trial date has yet been set.

David Packer vs. Computerized Thermal Imaging. Inc.
---------------------------------------------------

     On March 19, 2001, we entered into a Separation Agreement with David A. Packer. Under that agreement, Mr. Packer's employment with the Company was to terminate on December 31, 2001.

     On June 13, 2001, the Company communicated its intent to terminate the agreement based upon information discovered subsequent to the signing of that agreement regarding alleged misrepresentations made by Mr. Packer to the Board of Directors in regard to his employment duties. The Company also cancelled 1,000,000 options granted to Mr. Packer under the agreement.

     Mr. Packer filed suit against the Company in Davis County, Utah on June 19, 2001 in an attempt to recover the benefits and compensation, including the 1,000,000 options that were contemplated under the agreement. The Company has filed a counterclaim against Mr. Packer for breach of contract, misrepresentation, and a declaration that the Separation Agreement is void. We are currently engaged in discovery and the no trial date has yet been set.

ITEM 2. CHANGES IN SECURITIES

     Agreement with Beach Boulevard, LLC
     -----------------------------------

     On December 31, 2001, we reached a financing agreement with Beach Boulevard, LLC, pursuant to which we issued a convertible debenture in the amount of $2.5 million (the "Debenture Offering") and secured an equity line of credit (the "Equity Line") for $20 million. The investor may convert any outstanding balance and accrued interest into 2,100,694 shares of common stock at a conversion price of $1.44 per share at any time. This conversion price may decrease, and require issuing more shares in repayment, if certain future events, including a decrease in our stock price or a delay in registering underlying securities, trigger a repricing event. If a repricing event occurs, then at the investor's request, the Company could be required to repay 111% of the remaining balance including interest using funds generated through the Equity Line, or the Company could repay 125% of the remaining balance and interest in cash. We also issued a warrant to purchase 260,417 shares of common stock. These warrants are exercisable at $2.03 a share and expire December 31, 2004. As of December 31, 2001, the Debenture Offering had not been funded. The offering was funded on January 2, 2002.

     The Equity Line allows for the sale of up to $20 million of common stock subject to certain conditions during a 24-month period, at 94% of the then current market price. In connection with the Equity Line, we issued a callable warrant to purchase 641,026 shares of common stock. These warrants are exercisable at $1.95 a share, between April 1, 2002 and April 1, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     FDA Approval Status
     -------------------

     Our Breast Cancer System, Thermal Imaging Process and Photonic Stimulator qualify as medical devices under federal law because they are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease but do not interact chemically with the body. Typically, low risk devices which are substantially similar to approved products already on the market, generally described as Class I or Class II devices, obtain U.S. Food and Drug Administration ("FDA") clearance by the agency's pre-market notification, known as a 510(k) filing. Our Thermal Image Processor and Photonic Stimulator have 501(k) clearance.

     We are seeking FDA approval for our Breast Cancer System through the PMA process, which requires significant clinical testing, manufacturing and other data, all of which are scrutinized by the FDA to demonstrate the product's safety, reliability and effectiveness. While we cannot assure whether or when the FDA might approve our PMA, an approved PMA will allow us to reference medical efficacy claims in connection with marketing our Breast Cancer System. We also believe that FDA approval will improve physician acceptance of our systems and help us obtain designation of insurance reimbursement codes.

     We submitted our PMA in five modules. We submitted the fifth module, an evaluation of our clinical studies, on June 15, 2001. The FDA is performing the in-depth scientific, regulatory and manufacturing reviews and inquiries required by its procedures. If, at the completion of its review, the FDA staff finds our PMA meets its standards, the PMA will be subjected to an advisory panel for review and recommendation. After the FDA receives the advisory panel recommendation, it will issue a decision.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The following reports on Form 8-K were filed during the three months ended December 31, 2001:

     Form 8-K dated November 2, 2001 providing a status report on our contract with Alstom Power UK LTD

     Form 8-K dated December 20, 2001 reporting on clinical studies the Company is conducting that are unrelated to the Company's pending FDA Pre-Market Application.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 COMPUTERIZED THERMAL IMAGING, INC.
                                 (Registrant)

                                 /s/ Richard V. Secord
Dated February 13, 2002          -----------------------------------------
                                 Richard V. Secord
                                 Chairman & Chief Executive Officer

                                 /s/ Bernard J. Brady
Dated February 13, 2002          -----------------------------------------
                                 Bernard J. Brady
                                 Chief Financial Officer, Secretary & Treasurer