Form 10-Q
period 2002-03-31
COMPUTERIZED THERMAL IMAGING INC
filed 2002-05-08
CIK 1021853

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ___________ to _____________

                        Commission file number: 000-23955

                       COMPUTERIZED THERMAL IMAGING, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                     NEVADA                                    87-0458721
------------------------------------------------         ----------------------
(State or other jurisdiction of incorporation or             (IRS Employer
                  organization)                           Identification No.)

Two Centerpointe Drive, Suite 450 Lake Oswego, Oregon            97035
 ----------------------------------------------------         -----------
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

         APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, par value $0.001, of which 83,004,313 shares were issued and outstanding as of April 30, 2002.

                       COMPUTERIZED THERMAL IMAGING, INC.
                                    FORM 10-Q
                                QUARTERLY REPORT
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements..................................................4

         Condensed Consolidated Balance Sheets as of March 31, 2002 and
         June 30, 2001 (Unaudited).............................................4

         Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2002 and 2001 and for the
         period from inception on June 10, 1987 to March 31, 2002
         (Unaudited)...........................................................5

         Condensed Consolidated Statements of Stockholders' Equity
         (Deficit) for the nine months ended March 31, 2002
         (Unaudited)...........................................................6

         Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2002 and 2001 and for the period from inception on June 10, 1987 to March 31, 2002
         (Unaudited)...........................................................7

         Notes to Condensed Consolidated Financial Statements
         (Unaudited)...........................................................9

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................13

ITEM 3.  Quantitative and Qualitative Disclosure of Market Risk...............20

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings....................................................21

ITEM 2.  Changes in Securities................................................22

ITEM 3.  Defaults upon Senior Securities......................................22

ITEM 4.  Submission of Matters to a Vote of Security Holders..................22

ITEM 5.  Other Information....................................................22

ITEM 6.  Exhibits and Reports on Form 8-K.....................................23

SIGNATURES....................................................................23


PART I - FINANCIAL INFORMATION

ITEM 1.

                                 COMPUTERIZED THERMAL IMAGING, INC.
                                    (A Development Stage Company)
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (UNAUDITED)

                                                                      March 31,           June 30,
ASSETS                                                                  2002                2001

CURRENT ASSETS:
  Cash and cash equivalents                                          $  3,124,870       $  7,810,285
  Investments available for sale                                        9,006,992         11,070,065
  Accounts receivable-trade, net                                          587,559            383,331
  Accounts receivable-other, net                                           94,120            559,080
  Inventories                                                           1,036,687            643,098
  Prepaid expenses                                                        225,185            269,708
                                                                     -------------      -------------
        Total current assets                                           14,075,413         20,735,567
                                                                     -------------      -------------

PROPERTY AND EQUIPMENT, Net                                             1,463,576          1,228,609
                                                                     -------------      -------------

INTANGIBLE ASSETS:
  Goodwill, net                                                         8,995,792          9,834,830
  Deferred finance costs                                                  283,888                  -
  Intellectual property rights, net                                        40,252             44,003
                                                                     -------------      -------------
           Total intangible assets                                      9,319,932          9,878,833
                                                                     -------------      -------------

TOTAL ASSETS                                                         $ 24,858,921       $ 31,843,009
                                                                     =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                   $    698,100       $  1,802,866
  Accrued liabilities                                                     968,964            844,203
  Deferred revenues                                                       507,476             11,260
                                                                     -------------      -------------
        Total current liabilities                                       2,174,540          2,658,329
                                                                     -------------      -------------

NOTES PAYABLE
  Debenture                                                             2,359,895                  -
                                                                     -------------      -------------

COMMITMENTS AND CONTINGENCIES                                                   -                  -

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $5.00 par value, 3,000,000
    shares authorized; issued-none                                              -                  -
  Common stock, $.001 par value, 200,000,000 shares authorized,
    82,804,187 and 81,076,546 issued and outstanding on
    March 31, 2002 and June 30, 2001, respectively                         82,805             81,077
  Additional paid-in capital                                           88,247,412         89,910,457
  Other comprehensive income (loss)                                       (41,391)           106,375
  Deficit accumulated during the development stage                    (67,964,340)       (60,913,229)
                                                                     -------------      -------------
        Total stockholders' equity                                     20,324,486         29,184,680
                                                                     -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 24,858,921       $ 31,843,009
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


                                      COMPUTERIZED THERMAL IMAGING, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                               (UNAUDITED)

                                                                                                                     FROM
                                                                                                                   INCEPTION
                                                THREE MONTH PERIOD ENDED            NINE MONTH PERIOD ENDED         THROUGH
                                                       MARCH 31,                           MARCH 31,                MARCH 31,
                                                2002                2001            2002              2001            2002
                                               --------------------------------------------------------------------------------
INCOME:
  Revenues                                     $    314,213     $    106,712     $    757,152     $    302,419     $  1,760,217
  Cost of goods sold                               (219,317)         (41,759)        (485,706)        (133,558)      (1,081,799)
                                               -------------    -------------    -------------    -------------    -------------

GROSS MARGIN                                         94,896           64,953          271,446          168,861          678,418
                                               -------------    -------------    -------------    -------------    -------------

OPERATING EXPENSES:
  General and administrative                      1,085,703        1,760,502          232,649        6,558,906       31,261,380
  Research and development                        1,511,365        2,492,103        4,386,346        6,575,686       24,524,268
  Marketing                                         751,120          511,768        2,031,050        1,477,440        5,849,284
  Depreciation and amortization                     391,123          544,038        1,165,775        1,691,062        4,181,395
  Litigation settlement                                   -                -                -                -        1,097,434
  Impairment loss                                         -                -                -                -        2,893,849
                                               -------------    -------------    -------------    -------------    -------------

Total operating expenses                          3,739,311        5,308,411        7,815,820       16,303,094       69,807,610
                                               -------------    -------------    -------------    -------------    -------------

OPERATING LOSS                                   (3,644,415)      (5,243,458)      (7,544,374)     (16,134,233)     (69,129,192)
                                               -------------    -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE):
  Interest income                                   102,199          424,720          611,315        1,588,928        3,396,070
  Interest expense                                 (104,055)               -         (118,052)         (35,705)      (2,291,864)
  Other                                                   -            4,000                -            6,552          193,711
                                               -------------    -------------    -------------    -------------    -------------

Total other income (loss), net                       (1,856)         428,720          493,263        1,559,775        1,297,917
                                               -------------    -------------    -------------    -------------    -------------

LOSS BEFORE EXTRAORDINARY ITEM                   (3,646,271)      (4,814,738)      (7,051,111)     (14,574,458)     (67,831,275)

EXTRAORDINARY GAIN ON
  EXTINGUISHMENT OF DEBT                                  -                -                -                -           65,637
                                               -------------    -------------    -------------    -------------    -------------

NET LOSS                                         (3,646,271)      (4,814,738)      (7,051,111)     (14,574,458)     (67,765,638)

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized gain (loss) on investments
     available for sale                           (107,370)          31,108         (147,766)         172,447          (41,391)
                                               -------------    -------------    -------------    -------------    -------------

TOTAL COMPREHENSIVE LOSS                       $ (3,753,641)    $ (4,783,630)    $ (7,198,877)    $(14,402,011)    $(67,807,029)
                                               =============    =============    =============    =============    =============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                    82,804,002       80,486,460       82,375,746       80,456,637                -
                                               =============    =============    =============    =============    =============

BASIC AND DILUTED LOSS PER COMMON SHARE        $      (0.04)    $      (0.06)    $      (0.09)    $      (0.18)               -
                                               =============    =============    =============    =============    =============

                             The accompanying condensed notes are an integral part
                                 of these consolidated financial statements.


                                      COMPUTERIZED THERMAL IMAGING, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (UNAUDITED)

                                                                                                    DEFICIT
                                                                                                  ACCUMULATED
                                               COMMON STOCK           ADDITIONAL   ACCUMULATED     DURING THE
                                          -------------------------    PAID-IN    COMPREHENSIVE    DEVELOPMENT
                                             SHARES        AMOUNT      CAPITAL     INCOME(LOSS)       STAGE          TOTAL
                                             ------        ------      -------     ------------       -----          -----
Balance at June 30, 2001                  81,076,546  $     81,077  $ 89,910,457   $    106,375   $(60,913,229)  $ 29,184,680
Options issued for services:
   $1.55 per share                                 -             -         2,309              -              -          2,309
   $1.88 per share                                 -             -         3,230              -              -          3,230
   $1.95 per share                                 -             -         5,604              -              -          5,604
Options exercised for cash:
   $0.75 per share                         1,000,000         1,000       749,000              -              -        750,000
   $0.97 per share                           500,000           500       484,500              -              -        485,000
   $1.50 per share                            54,002            54        83,590              -              -         83,644
Stock Issued for Services                     50,000            50           (50)             -              -
Warrants exercised for cash -
   $2.50 per share                           122,715           123       306,665              -              -        306,788
Warrants issued for financing -
   $1.87 to $2.03 per share                        -             -         2,281              -              -          2,281
Warrants exercised on a cashless basis
   $1.19 per share                               924             1            (1)             -              -              -
Stock-based compensation on options
   marked to market                                -             -    (3,508,506)             -              -     (3,508,506)
Other comprehensive loss                           -             -             -       (147,766)             -       (147,766)
Beneficial conversion feature                      -             -       208,333              -              -        208,333
Net loss                                           -             -             -              -     (7,051,111)    (7,051,111)
                                        ------------- ------------- -------------  -------------  -------------  -------------
Balance at March 31, 2002                 82,804,187  $     82,805  $ 88,247,412   $    (41,391)  $(67,964,340)  $ 20,324,486
                                        ============= ============= =============  =============  =============  =============

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


                                 COMPUTERIZED THERMAL IMAGING, INC.
                                    (A Development Stage Company)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                                                   FROM
                                                                                                INCEPTION
                                                                NINE MONTHS ENDED MARCH 31,      THROUGH
                                                                ---------------------------      MARCH 31,
                                                                    2002           2001            2002
                                                                    ----           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $ (7,051,111)  $(14,574,458)  $(67,765,638)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
  Depreciation and amortization                                    1,165,775      1,691,062      4,181,395
  Impairment loss                                                          -              -      2,893,849
  Bond Discount (Premium) Amortization                                68,159         17,624         (6,526)
  Amortization of deferred finance costs and discounts
    on notes payable                                                 104,143              -      1,033,456
  Common stock, warrants, and options issued                               -              -              -
    as compensation for services                                      13,424        137,000      9,628,210
  Options extended beyond their expiration date                            -      1,687,250      1,687,250
  Common stock issued for interest expense                                 -              -        423,596
  Stock-based compensation on options marked to market            (3,508,506)       196,103        332,436
  Common stock issued to settle litigation                                 -              -        514,380
  Options issued at discount to market to settle litigation                -              -        475,000
  Options issued at discount to market as
    compensation expense                                                   -        231,250        226,586
  Common stock issued for failure to complete                              -              -              -
    timely registration                                                    -              -         82,216
  Common stock issued to 401(k) plan                                       -         52,751         95,977
  Extraordinary gain on extinguishment of debt                             -              -        (65,637)
  Bad debt expense                                                    94,649        130,537        441,523
  Changes in operating assets and liabilities:
    Accounts receivable - trade                                     (298,877)        76,923       (588,916)
    Accounts receivable - other                                      464,960         96,096        171,792
    Inventories                                                     (393,589)      (607,350)      (859,929)
    Prepaid expenses                                                  44,523        440,436         16,589
    Accounts payable                                              (1,104,766)      (261,280)       545,550
    Accrued liabilities                                              124,761         39,029        854,464
    Deferred revenues                                                496,216     (1,750,000)       507,476
                                                                -------------  -------------  -------------
           Net cash used in operating activities                  (9,780,239)   (12,397,027)   (45,174,901)
                                                                -------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                             -              -          4,790
  Capital expenditures                                              (557,964)      (985,066)    (2,577,786)
  Acquisition of Thermal Imaging, Inc. common stock                        -        (40,000)      (100,000)
  Purchase of software license                                             -         (2,410)    (3,850,000)
  Purchase of investments available for sale                     (14,774,083)    (1,332,277)   (43,177,353)
  Proceeds on redemption of investments available for sale        16,625,549      6,575,872     33,809,107
  Acquisition of Bales Scientific common stock,                            -              -
    net of cash acquired                                                   -              -     (5,604,058)
                                                                -------------  -------------  -------------
           Net cash provided by (used in) investing activities     1,293,502      4,216,119    (21,495,300)
                                                                -------------  -------------  -------------

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

                                                                     (Continued)
                                                 7


                                 COMPUTERIZED THERMAL IMAGING, INC.
                                    (A Development Stage Company)
                          CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

                                                                                               FROM
                                                                                            INCEPTION
                                                            NINE MONTHS ENDED MARCH 31,      THROUGH
                                                            ---------------------------      MARCH 31,
                                                                2002           2001            2002
                                                                ----           ----            ----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock and warrants,
    net of offering costs                                   $  1,621,114   $    288,935   $ 63,003,048
  Advances to affiliate                                         (107,864)
  Advances from stockholders                                           -              -      2,320,738
  Proceeds from issuances of covertible debentures,
   net of finance costs                                        2,180,208              -      2,180,208
  Proceeds from borrowing                                      2,500,000              -      6,076,131
  Payments on debt                                                     -              -     (1,177,190)
                                                            -------------  -------------  -------------
           Net cash provided by financing activities           3,801,322        288,935     69,795,071
                                                            -------------  -------------  -------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                        (4,685,415)    (7,891,973)     3,124,870

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                            7,810,285      8,997,767              -
                                                            -------------  -------------  -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                    $  3,124,870   $  1,105,794   $  3,124,870
                                                            =============  =============  =============

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for:
     Interest expense                                                                     $      8,770
     Income taxes                                                                                    -

SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING AND INVESTING ACTIVITIES
  Common stock issued to individuals to acquire
    minority interest of subsidiary                                                       $    165,500
  Common stock issued in consideration of Bales Scientific                                   5,500,000
  Options issued at discount to market in connection
    with offering                                                                              744,282
  Stock offering costs capitalized                                                            (744,282)
  Common stock issued for advances from shareholders                                         2,320,738
  Common stock issued for notes payable, accrued
    discount and interest                                                                    2,224,953
  Common stock issued for convertible subordinated
    debentures                                                                                 640,660
  Common stock issued for liabilities                                                           50,000


                        The accompanying notes are an integral part of these
                                 consolidated financial statements.

                       COMPUTERIZED THERMAL IMAGING, INC.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (UNAUDITED)

NOTE A.  UNAUDITED FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

         The condensed consolidated financial statements as of March 31 2002 and 2001 and for the three and nine months are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Computerized Thermal Imaging, Inc. and Subsidiaries' (the "Company") most recent Form 10-K/A. The consolidated results of operations for the three and nine months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

         In July 2001, the FASB issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which is effective July 1, 2002 for the Company. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS 142 addresses the reclassification of certain existing intangibles, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test. The Company's principle intangible asset is goodwill recorded in connection with the acquisition of Bales Scientific, Inc. during April, 2000. The goodwill relates to technology used in the Photonic Stimulator, Thermal Image Processor, and Breast Cancer System 2100. The Company capitalized $10,871,863 of goodwill, which is being amortized ratably over 10 years. Our ability to recover the carrying value of goodwill is dependent upon FDA regulatory approval and market acceptance of our Breast Cancer System 2100. The Company is currently assessing the impact of SFAS No. 142.

         In August of 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for the Company beginning July 1, 2002. The Company does not believe that the adoption of SFAS 144 will have a significant impact on its financial position and results of operations.

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

NOTE D. INVENTORIES

         Inventories are stated at the lower-of-cost or market with cost determined using the first-in first-out accounting treatment for inventories. Inventories consist of the following:

                                                   MARCH 31,          JUNE 30,
                                                     2002               2001

Raw Materials                                     $  552,729        $  153,854
Work-in process                                      121,498           188,044
Finished goods                                       362,460           301,200
                                                  -----------       -----------

Total                                             $1,036,687        $  643,098
                                                  ===========       ===========

The ending inventory at March 31, 2002 consists of $63,000 of finished goods ready for sale, and $299,000 consisting of deferred costs in connection with deferred revenue of $507,000. The deferred cost consist of $148,000 of medical finished goods shipped to customers on deferred payment terms in connection with deferred revenues of $189,000, and $151,000 of industrial finished goods shipped to customers on continuing performance obligations in connection with deferred revenues of $318,000.

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

         At March 31, 2002, the Company had approximately $64 million of unused net operating losses available to carry forward to future years. The benefit from carrying forward such losses will expire in various years between 2002 and 2021 and could be subject to limitation if significant ownership changes occur in the Company.

NOTE F.  STOCK WARRANTS, OPTIONS, AND RESTRICTED STOCK

         During the nine months ended March 31, 2002, the Company issued 123,639 common shares pursuant to the exercise of warrants and 1,554,002 common shares pursuant to the exercise of employee stock options. During the nine months ended March 31, 2002, outstanding warrants to purchase 1,939,110 shares of our common stock for $2.50 per share expired unexercised. During the nine months ended March 31, 2002, the Company issued warrants to purchase 1,001,443 shares of common stock for prices ranging from $1.87 to $2.03 per share, options to consultants to purchase 75,000 shares of common stock for prices ranging from $1.55 to $1.95 per share, and options to employees to purchase 598,299 shares of common stock for prices ranging from $1.55 to $1.81 per share.

         In accordance with Accounting Principles Board Opinion (APB) No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES FOR STOCK-BASED COMPENSATION, and FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION (AN INTERPRETATION OF APB 25), we reversed previously recognized expenses of $3,508,505 for the nine months, this non-cash adjustment represents changes in the difference between the exercise price of certain stock options and the fair market value of the Company's common stock. Because the value of a share of the Company's stock at March 31, 2002 was less than the value of a share at June 30, 2001, we recorded a decrease in previously recognized expense during the nine months ended March 31, 2002.

NOTE G.  CONTINGENCIES

         Except as disclosed in our Form 10-K/A and in Part II, Item 1 of this report, the Company is unaware of any material contingencies.

NOTE H.  SEGMENTS

         During the current fiscal year, management began evaluating the Company as two distinct lines of business: medical and industrial products and services. The table describes operations for each product segment for the three and nine months ended March 31, 2002 and 2001.

                                           THREE MONTH PERIOD ENDED                          THREE MONTH PERIOD ENDED
                                                  MARCH 31,                                        MARCH 31,
                                                    2002                                             2001
                                                    ----                                             ----
                                    Medical       Industrial         Total          Medical        Industrial         Total
                                    -------       ----------         -----          -------        ----------         -----
Revenue                          $   287,812     $    26,401     $   314,213     $    87,682     $    19,030     $   106,712
Cost of Revenues                    (210,317)         (9,000)       (219,317)        (37,953)         (3,806)        (41,759)
                                 ------------    ------------    ------------    ------------    ------------    ------------
Gross Margin                          77,495          17,401          94,896          49,729          15,224          64,953

General & Administration             879,419         206,284       1,085,703       1,426,007         334,495       1,760,502
Research & Development             1,278,170         233,195       1,511,365       2,308,898         183,205       2,492,103
Marketing                            608,407         142,713         751,120         414,532          97,236         511,768
Depreciation and amortization        354,363          36,760         391,123         626,535          82,702         544,038
                                 ------------    ------------    ------------    ------------    ------------    ------------
      Operating Expense            3,120,360         618,951       3,739,311       4,775,971         697,638       5,308,411
          Operating Loss         $(3,042,865)    $  (601,550)    $(3,644,415)    $(4,726,242)    $  (682,414)    $(5,243,458)

                                            NINE MONTH PERIOD ENDED                           NINE MONTH PERIOD ENDED
                                                   MARCH 31,                                         MARCH 31,
                                                     2002                                               2001
                                                     ----                                               ----
                                     Medical       Industrial          Total           Medical        Industrial         Total
                                     -------       ----------          -----           -------        ----------         -----
Revenue                          $    656,391     $    100,761     $    757,152     $    248,312     $     54,107     $    302,419
Cost of Revenues                     (462,221)         (23,485)        (485,706)        (123,337)         (10,221)        (133,558)
                                 -------------    -------------    -------------    -------------    -------------    -------------
Gross Margin                          194,170           77,276          271,446          124,975           43,886          168,861

General & Administration              188,446           44,203          232,649        5,312,714        1,246,192        6,558,906
Research & Development              3,588,514          797,832        4,386,346        6,266,101          309,585        6,575,686
Marketing                           1,645,150          385,900        2,031,050        1,196,726          280,714        1,477,440
Depreciation and amortization       1,019,236          146,539        1,165,775        1,517,421          173,641        1,691,062
                                 -------------    -------------    -------------    -------------    -------------    -------------
      Operating Expense             6,441,346        1,374,474        7,815,820       14,292,962        2,010,132       16,303,094
          Operating Loss         $ (6,247,176)    $ (1,297,198)    $ (7,544,374)    $(14,167,987)    $ (1,966,246)    $(16,134,233)

NOTE I.  FINANCING

Agreement with Beach Boulevard, LLC
-----------------------------------

         On December 31, 2001, the Company reached a financing agreement with Beach Boulevard, LLC, pursuant to which the Company issued a convertible debenture in the amount of $2.5 million (the "Debenture Offering") and secured an equity line of credit (the "Equity Line") for $20 million. The debenture holder may convert any outstanding balance and accrued interest into 2,100,694 shares of common stock at a conversion price of $1.44 per share at any time. This conversion price may decrease, and require issuing more shares in repayment, if certain future events, including a decrease in the Company's stock price within specified periods, trigger a repricing event. If a repricing event occurs, then at the investor's request, the Company could be required to repay 111% of the remaining balance including interest using funds generated through the Equity Line, or the Company could be required to pay 125% of the remaining balance and interest in cash. The Company also issued two warrants to the debenture holder to purchase 260,417 shares of common stock at $2.03 a share and 641,026 shares of common stock at %1.95 a share, and a separate warrant to the broker to purchase 100,000 shares of common stock at $1.87 a share. These warrants to the debenture holder expire December 31, 2004 and December 31, 2007 respectively and the warrants to the broker expire January 2, 2007. The Debenture Offering was funded on January 2, 2002.

         The Equity Line allows for the sale of up to $20 million of common stock subject to certain conditions during a 24-month period, at 94% of the then current market price. In connection with the Equity Line, the Company issued a callable warrant to purchase 641,026 shares of common stock. These warrants are exercisable at $1.95 a share, between April 1, 2002 and April 1, 2007. The Company did not utilize the equity line during the quarter ended March 31, 2001.

NOTE J.  FDA DEVELOPMENTS

         The Company's medical imaging and treatment products are subject to regulation by the US Food and Drug Administration ("FDA"). The Company is seeking approval for its Breast Cancer System through the FDA's Pre-Market Approval process ("PMA"), which requires significant and rigorous clinical efficacy testing, manufacturing and other data. The Company has submitted all five modules of the PMA to the FDA for review. In connection with the FDA's review, the Company has provided supplemental information and analysis, is preparing additional statistical information in response to questions recently posed by the FDA, and may receive further information requests before progressing to an advisory panel review, which is the next step in the review process. The Company believes it can provide the information required to satisfy the FDA with existing clinical data and cases; however, in the event the FDA requires additional statistical substantiation, the approval could be delayed.

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

         TRENDS/UNCERTAINTIES AFFECTING CONTINUING OPERATIONS

         We have shifted our primary focus from research and development to commercialization of the products we have developed. We believe our products are marketable and unique, and provide a collection of new and cost effective diagnostic, pain management and product testing solutions for medical and industrial customers.

         In connection with evolving toward an operating company, we become exposed to the opportunities and risks usually associated with marketing and manufacturing novel products, including staff recruiting and retention, market acceptance, product warranty, bad debts, and inventory obsolesce. We expect to earn revenues from the sale of our products, but there is no guarantee that these revenues will recover all the costs of marketing, selling and manufacturing our products.

         Our marketing efforts rely upon building productive relationships with manufacturers, medical equipment dealers, physicians and clinical investigators. We reach our target markets by attending trade shows and conferences, making direct sales calls on industrial customers and by sponsoring clinics, where we introduce and demonstrate our breast imaging, pain management and non-destructive testing products. We believe marketing our medical products through the dealer channel, augmented with trade shows, conference presentations, direct mail and inside sales, provides a low cost, high leverage approach to diagnostic imaging and pain management practitioners and that their knowledge of local market conditions will facilitate rapid expansion of our revenues. We plan to continue investing resources in these programs, although there can be no assurance they will lead to market acceptance of our products.

         We organize clinical studies with institutions and practitioners to obtain user feedback and to secure technical papers for training and marketing purposes. These strategies represent a significant investment of time and resources and have provided useful information; however, there can be no guarantee that these strategies will lead to market acceptance of our products.

         Although our primary focus is now product manufacturing and marketing, the Company continues to expend significant financial and technical resources improving and developing new applications for its products and we expect this trend to continue. While we cannot assure the success of any new product or regulatory approval of any proposed indication for use, we believe that improving product features and functions will expand the market for our products and increase revenues.

To date, we have had limited operating revenues from the sale of our products and services. We cannot assure you that we will achieve profitability in the future.

         GENERAL

         The Company designs, manufactures and markets thermal imaging devices and services for use in clinical diagnosis, pain management and industrial non-destructive testing. The Company markets its products worldwide through an internal sales force and a network of independent distributors.

         To date, the Company has focused its research activities on the application of thermal imaging technology and the development of equipment and methods utilizing those applications. Our efforts led to the development of our non-invasive and non-destructive infrared imaging systems. We believe our thermal imaging systems generate data, difficult to obtain or not available using other imaging methods, that are useful to health care providers in the detection of certain diseases and disorders and useful to the industry for product quality testing. While we are changing our primary focus from research and development to commercializing our proprietary technology, we expect to continue to conduct research as in the past.

         Our research indicates that our equipment and technology is useful in studying and diagnosing breast cancer, which is the most common cancer in women after skin cancers. Our research and development efforts have led to the creation of our Breast Cancer System 2100(TM) ("Breast Cancer System"). We are seeking FDA pre-market approval ("PMA") for this system, as an adjunct to mammography and clinical examinations, for use as a painless and non-invasive technique for acquiring clinical information. To receive PMA approval, we must establish the Breast Cancer System's ability to consistently distinguish between malignant and benign tissue and thereby reduce the number of unnecessary breast biopsies performed. We have received acceptance on four of five modules required for PMA approval. We submitted the fifth module, which includes clinical trial results and efficacy claims, during June 2001. We are responding to FDA inquiries and comments. After the FDA staff completes its work, the PMA, if accepted by the FDA staff, will be subjected to an advisory panel for review and recommendation. After the FDA receives the advisory panel recommendation, it will issue a decision.

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

         We are publicly traded on the American Stock Exchange under the symbol "CIO". On March 31, 2002, we had 82,804,187 million shares of common stock outstanding held by approximately 29,000 shareholders, primarily individuals. In addition to common stock outstanding, we have approximately 16.4 million shares of common stock underlying warrants and options that remain unexercised. On a fully diluted basis, we have approximately 99.2 million common shares outstanding, 22.7% of which are beneficially owned by insiders and affiliates. Other than our wholly-owned subsidiary, Bales Scientific, Inc., we have no other interest in any other entity.

         The Company uses capital to pay general corporate expenses, including salaries, manufacturing costs, professional fees, clinical trials and technical support costs, and general and administrative expenses. To date, the Company has funded its business activities with funds raised through the private placement of common stock, debt and warrants and the exercise of warrants and options.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001.

         REVENUES

         Revenues for the three months ended March 31, 2002, increased approximately $207,000, or 193%, from the same period last year to $314,000. Medical segment revenues increased $200,000, or 227%, from the same period last year to $288,000. During the three months ended March 31, 2001, medical segment revenues were $88,000.

         During the three months ended March 31, 2002, the Company's industrial segment revenues increased $7,000 or 37%, from the same period last year to $26,000. During the three months ended March 31, 2001, industrial segment revenues were $19,000.

         COSTS AND EXPENSES

         General and administrative expenses for the three months ended March 31, 2002, were $1,086,000 compared to $1,761,000 for the same period last year. Excluding a non-cash compensation expense of $7,000 during the three months ended March 31, 2002, and non-cash compensation expense of $333,000 during the three months ended March 31, 2001, general and administrative expenses decreased $349,000, or 24%, from the same period last year. The decrease is primarily a result of: 1) $101,000 decrease in salaries; 2) $35,000 decrease in overhead expenses; 3) $25,000 decrease in legal services expense; and 4) $113,000 decrease in travel costs. These expense reductions were partially offset by a $35,000 increase in professional services in consulting, audit fees, tax compliance, and regulatory compliance.

         Research and development expenses for the three months ended March 31, 2002, were $1,511,000 compared to $2,492,000, a decrease of $981,000, or 39%, from the same period last year. The decrease is primarily a result of: 1) $707,000 decrease in consulting services associated with the development of our Breast Imaging System; 2) $226,549 decrease in clinical trial expense for our Breast Imaging System and Pain Management Products; 3) $123,000 decrease in software license fees; and 4) $126,000 decrease in salaries. This reduction in expenses was partially offset by: 5) $90,000 increase in equipment and supplies expenses for prototypes and nonrecurring engineering; 6) $117,000 increase in overhead expenses, principally rent, insurance, utilities, supplies, postage and miscellaneous expenses; and 7) $33,000 increase in temporary services.

         Marketing expenses for the three months ended March 31, 2002, were $751,000 compared to $512,000, an increase of $239,000, or 47%, from the same period last year. The increase was mainly attributable to: 1) $175,000 increase in salaries from a material increase in sales and marketing employees; 2) $62,000 increase in overhead principally rent, insurance, utilities, supplies, postage and miscellaneous expenses; and 3) $32,000 increase in travel expenses. This increase was partially offset by a decrease of $63,000 in professional services for public relations, tradeshows and marketing expenses.

         Depreciation and amortization expense for the three months ended March 31, 2002, decreased $153,000, or 28%, from the same period last year to $391,000. The decrease in depreciation and amortization expense resulted from asset impairments and write offs recorded in the three months ended March 31, 2001.

         Excluding depreciation, amortization, and non-cash stock-based compensation, during the three months ended March 31, 2002, we decreased our monthly average operating expense level $363,000 or 25%, to $1,114,000 from $1,477,000 during the same period last year.

         NET INTEREST INCOME

         Interest income for the three months ended March 31, 2002 decreased $323,000, or 76% from the same period last year to $102,000. This decrease results from lower interest rates and decreased cash balances available for investment.

         Interest expense, related to long-term debentures was $68,000 for the three months ended March 31, 2002, and amortization of deferred finance costs was $36,000 for the three months ended March 31, 2002.

         NET LOSS

         For the three months ended March 31, 2002, the loss attributable to common shareholders was $3,646,000, or $(0.04) per share, compared to a loss attributable to common shareholders of $4,815,000, or $(0.06) per share, for the three months ended March 31, 2001.

NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO NINE MONTHS ENDED MARCH 31, 2001.

         REVENUES

         Revenues for the nine months ended March 31, 2002, increased approximately $455,000 or 151%, from the same period last year to $757,000. During the nine months ended March 31, 2002, medical segment revenues increased $408,000, or 165%, from the same period last year to $656,000. During the nine months ended March 31, 2001, medical segment revenues were $248,000.

         During the nine months ended March 31, 2002, the Company's industrial segment revenues, excluding revenue related to the sale of a non-destructive test system to Alstom, increased $47,000, or 87%, from the same period last year to $101,000. During the nine months ended March 31, 2001, industrial segment revenues were $54,000.

         COSTS AND EXPENSES

         General and administrative expenses for the nine months ended March 31, 2002, were $233,000 compared to $6,559,000 for the same period last year. Excluding a non-cash compensation benefit of $2,905,000 during the nine months ended March 31, 2002 and non-cash compensation expense of $2,252,000 for the nine months ended March 31, 2001, general and administrative expenses decreased by $1,170,000, or 27%. This decrease is primarily a result of: 1) $559,000 decrease in legal services expense; 2) $96,000 decrease in professional services expense; 3) $226,000 decrease in stockholder service expense; 4) $69,000 decrease in salaries; and 5) $249,000 decrease in travel expense. These expense reductions were partially offset by a $62,000 increase in overhead expenses, principally rent, insurance, utilities, supplies, postage and miscellaneous expenses.

         Research and development expenses for the nine months ended March 31, 2002, were $4,386,000 compared to $6,576,000 for the same period last year. Excluding a non-cash compensation benefit of $168,000, research and development expenses for the nine months ended March 31, 2002, decreased $2,022,000, or 31%, from the same period last year, to $4,554,000. The decrease is primarily a result of: 1) $2,187,000 decrease in consulting services associated with the development of our breast imaging system, and FDA Pre-Market Approval application; 2) $310,000 decrease in software license fees; and 3) $442,000 decrease in clinical trial expense. This reduction in expenses was partially offset by: 4) $380,000 increase in salaries as a result of an increase in the number of research and development, manufacturing, and supporting employees; 5) $136,000 increase in temporary labor; 6) $88,000 increase in patent related expense; and 7) $281,000 increase in overhead expenses, principally rent, insurance, utilities, supplies, postage and miscellaneous expenses.

         Marketing expenses for the nine months ended March 31, 2002, were $2,031,000 compared to $1,477,000 for the same period last year. Excluding a non-cash compensation benefit of $378,000, marketing expenses for the nine months ended March 31, 2002, increased $932,000, or 63%, from the same period last year to $2,409,000. The increase was primarily a result of: 1) $512,000 increase in wages from an increase in the number of employees; 2) $558,000 increase in marketing and tradeshows to develop a market for our products; and
3) $105,000 increase in overhead expenses, principally rent, insurance, utilities, supplies, postage and miscellaneous expenses. The increase in expense was partially offset by a $384,000 decrease in professional services for public relations, tradeshows and marketing expenses.

         Depreciation and amortization expense for the nine months ended March 31, 2002, decreased $525,000, or 31%, from the same period last year to $1,166,000. The decrease in depreciation and amortization expense resulted from asset impairments and write offs recorded in the three months ended June 30, 2001.

         Excluding depreciation, amortization, and stock-based compensation,

during the nine months ended March 31, 2002, we decreased our monthly average operating expense level $251,000 or 18%, to $1,122,000 from $1,373,000 during the same period last year.

         NET INTEREST INCOME

         Interest income for the nine months ended March 31, 2002 decreased $978,000, or 62% from the same period last year to $611,000. This decrease results from lower interest rates and decreased cash balances available for investment.

         Interest expense, related to long-term debentures was $68,000 for the nine months ended March 31, 2002 and amortization of deferred finance costs was $36,000 for the nine months ended March 31, 2002.

         NET LOSS

         For the nine months ended March 31, 2002, the loss attributable to common shareholders was $7,051,000, or $(0.09) per share, compared to a loss attributable to common shareholders of $14,574,000, or $(0.18) per share, for the nine months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         SOURCES OF LIQUIDITY

         Our net working capital at March 31, 2002, was $11,900,873 compared to $18,077,238 at June 30, 2001. The ratio of current assets to current liabilities was 6.47 to 1.0 at March 31, 2002, compared to 7.80 to 1.0 at June 30, 2001.

         Our cash requirements consist of, but are not limited to, general corporate expenses including office salaries and expenses, lease payments on our office space, acquisition of technology, legal and accounting fees, costs of clinical trials and technical support, and FDA consulting expenses.

         Net cash used in operating activities for the nine months ended March 31, 2002 was $9,780,000 compared to $12,397,000, for the nine months ended March 31, 2001, an improvement of $2,617,000 or 21%. Net cash provided by investing activities in the nine months ended March 31, 2002 was $1,294,000 compared to net cash provided by investing activities of $4,216,000 in the prior year's comparable period. Net cash provided by financing activities was $3,801,000 in the nine months ended March 31, 2002 compared to $289,000 during the same period last year.

         As a result of the foregoing, cash and cash equivalents decreased by $4,685,000 in the nine months ended March 31, 2002, compared to a $6,783,000 decrease in the nine months ended March 31, 2001, an improvement of $2,098,000, or 31%.

                  CAPITAL REQUIREMENTS/PLAN OF OPERATION

         Since inception, we have generated significant losses from operations. Although our acquired subsidiary, Bales Scientific, has generated limited revenues during the past several years, it is also a development stage enterprise. We expect to continue to incur losses for the foreseeable future. Our cash requirements consist of, but are not limited to: general corporate expenses including salaries and benefits, lease payments for office space, technology acquisition, legal and accounting fees, clinical trial and technical support, FDA consulting, marketing, and expenses associated with the private placement of our equity securities. Capital resources needed to meet our past and planned expenditures have been financed primarily from the sale of equity and debt securities. As of March 31, 2002, we had approximately $11.9 million in working capital.

         During the nine months ended March 31, 2002, our current assets decreased in excess of $6.67 million, including approximately $4.69 million in cash and cash equivalents. We expect to continue to incur negative net cash flows through 2003, although we expect the size of such negative cash flows will continue to decrease as we increase our revenues.

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

         We believe we will have sufficient capital in the form of cash, negotiable securities and the proceeds from the Debenture Offering and Equity Line agreements finalized during January 2002, to fund our business plan over the next year. If additional capital is required, we will rely on private investors to support us either through loans or contributions to capital in exchange for common stock and warrants. If additional capital is not available through the equity or debt markets, the Company will have to restrict marketing and product development efforts and may be forced to sell portions of its operations to secure funding.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At March 31, 2002, we had approximately $9.0 million in available-for-sale marketable securities including investments in United States government securities and corporate bonds. Although we believe the issuers of these marketable securities are solvent and are favorably rated by recognized rating agencies, there is the risk that such issuers may not have sufficient liquid assets to satisfy their obligations at the time such obligations become due. If such were to occur, we may not be able to recover the full amount of our investment.

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

PART II-- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

BLOOMBERG/EVANS DEFAMATION ACTION
---------------------------------

         On August 28, 2000, we filed a complaint for libel in the United States District Court for the District of Utah against Bloomberg, L.P. ("Bloomberg"). The lawsuit alleges that on June 29 and July 18, 2000, Bloomberg published certain defamatory articles about the Company through its news service. We allege damages in excess of One Hundred Million Dollars ($100,000,000). On March 26, 2001, the Court dismissed our complaint against Bloomberg, with prejudice. We have appealed the District Judge's decision to the United States 10th Circuit Court of Appeals in Denver, Colorado.

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

DAVID PACKER VS. COMPUTERIZED THERMAL IMAGING. INC.
---------------------------------------------------

         On March 19, 2001, we entered into a Separation Agreement with David A. Packer. Under that agreement, Mr. Packer's employment with the Company was to terminate on March 31, 2001.

         On June 11, 2001, the Company communicated its intent to terminate the agreement based upon information discovered subsequent to the signing of that agreement regarding alleged misrepresentations made by Mr. Packer to the Board of Directors in regard to his employment duties. The Company also cancelled 1,000,000 options granted to Mr. Packer under the agreement.

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

ITEM 2.  CHANGES IN SECURITIES

         Agreement with Beach Boulevard, LLC
         -----------------------------------

         On December 31, 2001, we reached a financing agreement with Beach Boulevard, LLC, pursuant to which we issued a convertible debenture in the amount of $2.5 million (the "Debenture Offering") and secured an equity line of credit (the "Equity Line") for $20 million. The investor may convert any outstanding balance and accrued interest into 2,100,694 shares of common stock at a conversion price of $1.44 per share at any time. This conversion price may decrease, and require issuing more shares in repayment, if certain future events, including a decrease in our stock price or a delay in registering underlying securities, trigger a repricing event. If a repricing event occurs, then at the investor's request, the Company could be required to repay 111% of the remaining balance including interest using funds generated through the Equity Line, or the Company could repay 125% of the remaining balance and interest in cash. We also issued a warrant to purchase 260,417 shares of common stock. These warrants are exercisable at $2.03 a share and expire March 31, 2004. The Debenture Offering was funded on January 2, 2002.

         The Equity Line allows for the sale of up to $20 million of common stock subject to certain conditions during a 24-month period, at 94% of the then current market price. In connection with the Equity Line, we issued a callable warrant to purchase 641,026 shares of common stock. These warrants are exercisable at $1.95 a share, and expire December 1, 2007. The Company did not utilize the equity line during the quarter ended March 31, 2002. The Company did sell 200,126 shares of common stock and received $190,000 in April 2002.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.  OTHER INFORMATION

         2002 Annual Meeting and Shareholder Proposals

         The Company currently anticipates that it will hold is annual meeting of shareholders on October 8th or the 15th. Shareholders desiring to submit proposals to be included in the proxy statement to be distributed in connection with the 2002 annual meeting must submit such proposals to the company not later than June 30, 2002. Proposals should be submitted and addressed to:

Corporate Secretary
Computerized Thermal Imaging, Inc.
Two Centerpointe Dr., Suite 450
Lake Oswego, OR 97035


        FDA Approval Status

         Our Breast Cancer System, Thermal Imaging Process and Photonic Stimulator qualify as medical devices under federal law because they are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease but do not interact chemically with the body. Typically, low risk devices which are substantially similar to approved products already on the market, generally described as Class I or Class II devices, obtain U.S. Food and Drug Administration ("FDA") clearance by the agency's pre-market notification, known as a 510(k) filing. Our Thermal Image Processor and Photonic Stimulator each have 501(k) clearance.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The following reports on Form 8-K were filed during the three months ended March 31, 2002:

         Form 8-K dated January 14, 2002 providing information on our financing agreement with Beach Boulevard, LLC.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  COMPUTERIZED THERMAL IMAGING, INC.
                                  (Registrant)

                                  /s/Richard V. Secord
Dated    May 8, 2002              ----------------------------------------------
                                  Richard V. Secord
                                  Chairman & Chief Executive Officer

                                  /s/Bernard J. Brady
Dated    May 8, 2002              ----------------------------------------------
                                  Bernard J. Brady
                                  Chief Financial Officer, Secretary & Treasurer