Form 10-K
period 2002-06-30
COMPUTERIZED THERMAL IMAGING INC
filed 2002-09-30
CIK 1021853

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


         (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . to . . . . . . .


                        Commission file number 000-23955


                       COMPUTERIZED THERMAL IMAGING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               NEVADA                                        87-0458721
   -------------------------------                      -------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)



  Two Centerpointe Drive, Suite 450,
           Lake Oswego, OR                                    97035
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)


        Registrant's telephone number including area code: (503) 594-1210


              Securities registered under Section 12(b) of the Act:

                                      None


              Securities registered under Section 12(g) of the Act:

                                  Common Stock
                                ----------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Common Stock held by non-affiliates of the registrant at September 4, 2002 was approximately $61,000,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates.

         As of September 4, 2002, there were 83,203,352 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III is omitted from this Annual Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated into Part III of the Annual Report by reference.

                                         COMPUTERIZED THERMAL IMAGING, INC.

                                                     FORM 10-K

                                                   ANNUAL REPORT

                                                 TABLE OF CONTENTS


                                                       PART I

ITEM 1.       Business............................................................................................4
ITEM 2.       Properties.........................................................................................17
ITEM 3.       Legal Proceedings..................................................................................18
ITEM 4.       Submission of Matters to a Vote of Security Holders................................................19

                                                      PART II

ITEM 5.       Market for the Registrant's Common Equity and Related Stockholder Matters..........................19
ITEM 6.       Selected Financial Data............................................................................20
ITEM 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations..............20
ITEM 7A.      Quantitative and Qualitative Disclosures About Market Risk.........................................30
ITEM 8.       Financial Statements and Supplementary Data.......................................................F-1
ITEM 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............31

                                                      PART III

ITEM 10.      Directors and Executive Officers of the Registrant.................................................31
ITEM 11.      Executive Compensation.............................................................................31
ITEM 12.      Security Ownership of Certain Beneficial Owners and Management.....................................32
ITEM 13.      Certain Relationships and Related Transactions.....................................................32

                                                      PART IV

ITEM 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................32

                                                         3

PART I
------

         THIS DOCUMENT, AND THE DOCUMENTS INCORPORATED BY REFERENCE, INCLUDING, BUT NOT LIMITED TO, CERTAIN STATEMENTS CONTAINED IN ITEM 1, "BUSINESS" AND ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND SECURITIES EXCHANGE ACT OF 1934. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED. WHEN USED IN THIS DOCUMENT THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "MAY," "BELIEVES," "SEEKS," "ESTIMATES" AND SIMILAR EXPRESSIONS GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND WE ASSUME NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS, EXCEPT AS OTHERWISE REQUIRED UNDER APPLICABLE LAWS AND REGULATIONS.

         THIS DOCUMENT SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS INCLUDED IN PART II AND "RISK FACTORS" NOTED BELOW.

ITEM 1.  BUSINESS

INTRODUCTION

         Computerized Thermal Imaging, Inc. ("we", "us", "our", "CTI", "the Company") designs, manufactures and markets thermal imaging and infrared devices and services used for clinical diagnosis, pain management and non-destructive testing of industrial products and materials. We market our products with an internal sales force and independent distributors.

         Our research emphasizes applications for thermal imaging technology and the development of equipment and methods for producing, interpreting, and cataloging thermal images. We believe our products provide our customers with valuable and unique data for the detection of abnormalities. Our medical products are used in the diagnosis and treatment of certain diseases and disorders. Our industrial products are used for testing product quality and enabling more efficient designs.

         We have applied for a pre-market approval ("PMA") from the U.S. Food and Drug Administration (the "FDA") for our Breast Imaging System: The BCS 2100(TM) ("BCS 2100") , a painless and non-invasive technique for acquiring physiological information from women recommended for breast biopsy. To receive PMA approval, we must establish the BCS 2100's ability to consistently distinguish between malignant and benign tissue and thereby reduce the number of benign breast biopsies performed.

         The FDA has accepted four of five modules of our PMA application, and based on their review of the fifth module, have invited us to present before its Radiological Devices Advisory Panel (the "Panel") on October 16, 2002. The Panel is an independent review board comprised of experienced radiologists, scientists, statisticians, an industry representative and a consumer representative. The Panel will review our clinical data and make recommendations to the FDA regarding our PMA application. The FDA is not obligated to follow the Panel's findings or recommendations, but we believe the FDA often relies upon and follows the Panel's findings and recommendations in making the final decision to approve, approve with condition or deny product approval. Before granting final approval, the FDA will audit our manufacturing processes, conclude its audit of our clinical trials and may request from us further information, analysis or clinical data. We cannot determine when or whether the FDA will approve our BCS 2100.

         In addition to our BCS 2100, we have developed products for pain management . We designed, manufacture and sell our Thermal Image Processor ("TIP") as a device to assist in the diagnosis of pain syndromes and soft tissue injuries and our Photonic Stimulator as a device to treat pain.

         We also have developed a product that uses our technology in an industrial setting. Our Turbine Blade Inspection System is a quality assurance tool and, using techniques similar to our BCS 2100, meets industrial requirements for non-destructive testing and examination of turbine blades and other industrial components, composite materials and metals.

         We are publicly traded on the American Stock Exchange under the symbol "CIO." As of September 4, 2002, we had approximately 83 million shares of common stock outstanding; held by approximately 29,000 shareholders. In addition to common stock, there are outstanding warrants and options to acquire approximately 15 million shares at exercise prices ranging from $.60 to $9.0625. Of the approximately 98 million fully-diluted common shares outstanding, 26.5% are beneficially owned by insiders and affiliates. Other than our wholly-owned subsidiary, Bales Scientific, Inc., we have no interest in any other entity.

         We use our capital to pay general corporate expenses, including salaries, manufacturing costs, professional fees, clinical study and technical support costs, and general and administrative expenses. To date, we have funded our business activities with funds raised through the private placement of common stock, debt and warrants, and the exercise of warrants and options.

INDUSTRY OVERVIEW & TRENDS

         The American Cancer Society estimates that 203,500 new cases of invasive breast cancer will be diagnosed among women and approximately 40,000 women in the United States will die from the disease during 2002(1). Breast cancer is the most commonly diagnosed cancer among women, accounting for nearly one of every three new cancers diagnosed, and is the second leading cause of cancer death (after lung cancer)(2). In order to accurately identify the 203,500 new cases of breast cancer expected during 2002, physicians will perform approximately 1.3 million biopsies. More than 80 percent of these breast biopsies performed during 2002 are expected to yield benign results.

----------
(1) American Cancer Society website - Key Statistics for Breast Cancer
(2) Although more women are diagnosed with breast cancer, more women will die from lung cancer according to the latest statistics report from the American Cancer Society - 2001 Cancer Facts & Figures.

         Each year, more than 20 million women in the U.S. have a mammogram to screen for breast cancer. Ten percent of those mammograms require additional follow-up due to a suspicious finding, and approximately 1.3 million abnormal mammograms require a breast biopsy to characterize the suspicious tissue as benign or malignant. The American Cancer Society estimates that in 2002 only 203,500 of those suspicious lesions will turn out to actually be cancerous.

         Of the 1.3 million breast biopsies performed in the U.S. each year, approximately 800,000 are open surgical procedures where the patient is anesthetized or heavily sedated and a surgeon extracts the mass through an incision. The remaining approximately 500,000 biopsies are less invasive "core" biopsies where a needle is guided to the region of interest and a sample is obtained without having to perform open surgery. The trend is toward less invasive biopsy methods to reduce scaring, cost and emotional trauma. The number of biopsies performed has doubled in the last 10 years, and the trend toward less invasive biopsy techniques has accelerated.

         If we receive FDA approval for our breast imaging system, under prescribed circumstances radiologists and surgeons will be able to use the physiological profile of the suspicious tissue produced by our BCS 2100 to determine whether masses are benign, without performing a biopsy.

OUR PRODUCTS AND SERVICES

         Our imaging systems integrate third-party hardware, our proprietary software and heat-sensing camera to produce, interpret, and catalogue thermal images. These systems provide medical professionals with physiological information to assist in the evaluation of breast abnormalities and the management of chronic pain. These systems also have industrial applications in non-destructive testing and inspection of complex industrial products; e.g., turbine blades.

         The Company has developed six significant proprietary technologies: (1) a climate-controlled examination unit to provide patient comfort and facilitate reproducible tests; (2) an imaging protocol that produces consistent results;
(3) a statistical model that detects physiological irregularities; (4) infrared imaging and analysis hardware, including our proprietary heat-sensing camera (collectively, we refer to items 2-4 as the "Thermal Imaging Process"); (5) a system to treat pain and other symptoms of diseases that restrict blood flow (the "Photonic Stimulator"); and (6) a system for non-destructive testing and examination of turbine blades and other industrial components (the "Turbine Blade Inspection System").

         Our BCS 2100 provides a non-invasive, painless way to collect information that supplements the information provided by mammograms for the evaluation of suspicious breast lesions. The BCS 2100 captures 103 dynamic images of each breast and analyzes over 8.3 million temperature values per breast, to measure minute changes in physiological and metabolic activity. This data, when combined with diagnostic information from mammograms, provides radiologists additional information that can be useful in determining more precisely when a surgical biopsy is needed.

         Mammography and related imaging methods capture a snapshot of structure at a moment in time, but do not provide information about the behavior of the structures exposed. While mammography may detect the presence of an abnormality in the breast, a biopsy is required to determine whether the abnormality is benign or malignant. We believe our technology produces images that expose the physiology and function of structures and provides health professionals with a tool for more accurately discriminating between those cases that require invasive biopsy and those that do not. We believe our BCS 2100 provides physiological data that can lead to fewer biopsies, 80 percent of which have benign findings.

         Medical professionals use the Thermal Imaging Processor to compare actual, relative and absolute temperature differences, to locate soft tissue injuries or potential sources of pain and to verify the effect of treatment. The Photonic Stimulator is an infrared light therapy device used to treat the symptoms of soft tissue injuries and pain syndromes.

         The Turbine Blade Inspection System provides customers an effective, cost-efficient quality assurance tool. Using techniques similar to our BCS 2100, our automated infrared inspection system creates thermal stress by rapidly heating or cooling the component, collects a series of images as the component returns to ambient temperature, and then analyzes these images to determine the presence or absence of characteristics determined to correlate with certain manufacturing and usage-induced defects. The analysis identifies defects, abnormalities and flaws in the test material. This system can identify blockages in cooling holes as small as the diameter of a human hair.

         The Company performs services for customers in connection with developing additional hardware, software to expand the type and number of components a customer can test, repairing previously installed equipment, and helping customers solve quality assurance or product design problems.

PATENTS

         As of June 30, 2002, we have the following patents or patent applications pending before the United States Patent and Trademark Office:

         o Patent No. 5,999,842, dated December 7, 1999, acquired by assignment from TRW on a Functional Thermal Imaging Apparatus (our BCS 2100 Patient Positioning Table).

         o Patent No. 6,157,854, dated December 5, 2000, covering techniques designed to reduce or eliminate pain by the application of infrared therapy while monitoring the process as it is being conducted. The techniques involve the use of our Photonic Stimulator to apply infrared energy to a patient while using the Thermal Imaging Processor to monitor the patient's response to the therapy.

         o Patent No. 6,366,802, dated April 2, 2002, covering techniques designed to reduce or eliminate pain by the application of infrared therapy while monitoring the process as it is being conducted. The techniques involve the use of our Photonic Stimulator to apply infrared energy to a patient while using the Thermal Image Processor to monitor the patient's response to the therapy.

         o        Patent application (Serial No. 09/425,042, dated October 19,
                  1999) for an algorithm used to analyze imaging data collected through our BCS 2100.

         o        Patent application (Serial No. 10/062,638, dated January 31,
                  2002) for a turbine component inspection system, emphasizing the system's integration and ability to deliver precise thermal stimuli independent of the overall inspection cycle.

         o        Patent application (Serial No. 10/062,862, dated January 31,
                  2002) for a heat exchanger for turbine component inspection system covering an improved convective heat exchanger design for use in the turbine component inspection system.

         o        Patent application (Serial No. 10/062,631, dated January 31,
                  2002) for an infrared imaging arrangement for the turbine component inspection system covering the overall fixture and infrared imager arrangement.

         o        Patent application (Serial No. 10/006,441, dated November 21,
                  2001) for software providing operator assistance during the use of an automated infrared inspection system of turbine components.

         o        Patent application (Serial No. 10/006,436, dated November 21,
                  2001) for software performing automated analysis of the thermal response of a turbine component to application of thermal stimuli by an infrared inspection system.

         o Patent application (Serial No. 60/378,764, dated May 7, 2002) for the cold stimulus turbine component inspection system.

       We expect to apply for additional patents in the future to cover other technologies or components of our products.

BUSINESS STRATEGY AND MARKETS

         We believe our products and technologies provide a unique collection of new and cost effective diagnostic, pain management and product testing solutions for medical and industrial customers. Our target customers are hospital radiology departments, cancer research facilities and imaging centers, chiropractors and physical therapists, and manufacturers of products with complex cast components or processes.

         To exploit the BCS 2100 and expand the market for our pain management products, the Company is pursuing FDA approvals and clearances. Our BCS 2100 qualifies as a medical device under federal law, because of its intended use in the diagnosis of disease. We are pursuing FDA approval for our BCS 2100, and we believe that this approval will enhance our ability to market our products by:
1) allowing us to reference medical efficacy claims in connection with marketing our BCS 2100; 2) improving physician acceptance of our systems; and 3) facilitating the designation of insurance payment codes. We are conducting clinical studies to expand the approved labeling and indications for use for our pain management products. We believe that expanding indications for use will improve physician acceptance of our products and increase pain management product revenues.

         Our marketing efforts rely upon building relationships with manufacturers, medical equipment dealers, physicians and clinical investigators. We attend trade shows and conferences and make direct sales calls on industrial customers and sponsor clinics, where we introduce and demonstrate our breast imaging, pain management and non-destructive testing products. We believe marketing our medical products directly and through a dealer channel, augmented with trade shows, conference presentations, direct mail and inside sales, provides a cost-effective approach to diagnostic imaging and pain management practitioners. We plan to continue investing resources in these programs.

         As with all medical devices, it is important that our BCS 2100 customers receive adequate reimbursements from third party-payers: insurance companies, Medicare and Medicaid reimbursement agencies. We have applied for an Emerging Technology Code from the American Medical Association for our BCS 2100, which is the first step in obtaining reimbursement codes. We plan to present our technology and information regarding the medical efficacy and cost effectiveness of our BCS 2100 to insurance carriers and other payers. Our pain management products qualify for insurance reimbursement in most states, at rates that vary on a state-by-state basis.

         We plan to continue organizing clinical studies with institutions and practitioners to obtain user feedback and to secure technical, peer reviewed papers for training and educational marketing purposes. For example, during 2002 we entered into a research relationship with McKay-Dee Hospital and Massachusetts General Hospital, Harvard Medical School's largest teaching hospital.

         Although our primary focus is now product manufacturing and marketing, we continue to expend significant financial and technical resources improving and developing new applications for our products. While we cannot assure the success of any new product or regulatory approval of any proposed indication for use, we believe that improving product features and functions will expand the market for our products and increase revenues.

OUR COMPETITION

         MEDICAL IMAGING. The principal methods used to visualize internal human anatomy are: X-ray, computed tomography, ultrasound and magnetic resonance imaging. Physicians view these technologies as elements of a toolkit, each uniquely suited to the diagnosis of a specific problem or problems.

         Our BCS 2100 provides physiological information that supplements the anatomical information obtained from mammography and does not compete directly with X-ray, computed tomography, ultrasound or magnetic resonance imaging. Our system is painless, requires no radioactive materials, and involves no invasive technology.

         Our pain management products compete with ultra-sound, electrical stimulation, newly approved laser light therapy devices; and infrared cameras, typically purchased from aftermarket sources.

         Our industrial applications compete with industrial x-ray, and high pressure water and air techniques; which require skilled labor, are time consuming and may utilize dangerous radiation that requires special facilities. Our system provides additional defect analysis more quickly, using less skilled labor and no special environment; and may replace high pressure water and air or x-ray for certain applications.

         The companies that supply diagnostic and industrial imaging equipment range from large manufacturers to smaller specialized companies. Large diversified manufacturers, for which imaging systems define only a portion of their total business, include General Electric, Siemens, Toshiba, Hitachi and Philips.

         NEW TECHNOLOGIES.

         Digital X-ray captures images electronically and may provide several important benefits relative to existing technologies: 1) reduced radiation dosage, 2) faster access to images, which is critical for emergency room use, 3) digital technology, which can be distributed and accessed through a computer, enables remote consultation, and 4) reductions in labor and radiographic film costs. Our BCS 2100 does not compete with digital X-ray equipment. In fact, as mammography technology improves more women are referred for biopsies. This will create a greater demand for technologies, like our BCS 2100 that may be able to determine whether a patient's mass is benign without the use of an invasive surgical procedure.

         Positron Emission Tomography ("PET"), an invasive, nuclear medicine-based diagnostic imaging technique for measuring the metabolic activity of human cells, may benefit patients suffering from certain types of cancer or certain conditions affecting the brain and heart. Many insurance carriers approve PET, but the technology is expensive and difficult to administer.

         Optical imaging of the breast based on laser transillumination is a technology under investigation as a possible approach for medical imaging, and at least one potential competitor is attempting to secure FDA approval for their version of this technology. Laser transillumination has been investigated for over 20 years and recent implementations of this technology use computed tomography to improve the results. We believe our BCS 2100 competes favorably with this technology.

OUR SALES AND MARKETING STRATEGY

         OVERVIEW. We plan to market our products with a multi-channel strategy incorporating independent distributors, direct marketing, telemarketing, the internet and corporate marketing. We plan to address the industrial market with a direct sales force augmented by distributors as appropriate.

         DISTRIBUTORS. The Company has retained and will continue to seek the services of distributors. Our distributors usually focus their efforts on a specific channel in a specific region; e.g., chiropractors and physical therapists in Northern California. We believe that distributors provide intimate local market knowledge and contacts critical to accessing hospital imaging facilities, radiologists and local service capability.

         TELEMARKETING / TELESALES. We believe telemarketing/telesales provides important direct marketing, lead follow-up and customer service capability, particularly in the pain management segment. Telemarketing creates revenue through direct sales and generates leads for distributors.

         INTERNET. We use the internet to provide information to current and potential customers.

         USER GROUPS AND SEMINARS. We believe meeting with our customers and potential customers at informal user conferences and training sessions provides valuable market intelligence, product use information, and assists us in selling our products. We conduct user group meetings at various sites across the United States and by conference call.

         TRADE SHOWS AND ASSOCIATIONS. We attend medical and industrial trade shows and present papers at professional conferences. We believe attendance at trade shows and conferences allows us to build product awareness, demonstrate our products, educate customers and generate leads for future sales.

         CLINICAL STUDIES. We plan to conduct clinical studies utilizing our BCS 2100, Thermal Imaging Processor technology and Photonic Stimulator at hospitals and clinics in the United States. These studies provide us with an opportunity to: 1) evaluate product enhancements; 2) research expanded indications for use, which we may use to obtain expanded FDA clearances; and 3) collect data for technical manuscripts, which are submitted to professional journals to consider for publication, used for presentations to professional organizations and as sales literature.

         CORPORATE MARKETING. We intend to develop product and company collateral materials, advertise in select trade journals, demonstrate our products and present papers, and research results at conferences and trade shows. We believe that this activity will build corporate and product awareness and support our sales efforts in selected vertical markets.

         INDUSTRIAL PRODUCTS. The Company has a small internal team pursuing industrial opportunities. This team manages relationships with existing and potential customers in the turbine power market and is exploring potential relationships with industrial customers requiring non-destructive testing capabilities.

SERVICE PROVIDERS AND CONTRACTOR RELATIONSHIPS

         OVERVIEW. As a development company, our business model relies upon contractors and suppliers to reduce our development risk and to provide necessary clinical resources. We continue to utilize some of these contractors to support our PMA application and clinical studies.

         BATTELLE MEMORIAL INSTITUTE assists us in the preparation of regulatory submissions and provides technical consulting services in connection with 1) algorithm development and 2) statistical consultation for interaction with the FDA.

         QUINTILES, INC. is an independent consulting firm, authorized by the FDA to verify clinical examination results, provide clinical trial monitoring and FDA preparation support. Quintiles provides the Company services on a time and materials basis. Quintiles continues to provide consulting support in connection with securing FDA approval.

         CLINICAL TRIALS. We contracted with six hospitals to conduct the clinical trials necessary for FDA approval of the BCS 2100. The Company continues to maintain relationships with these institutions in connection with completion of the PMA:

         -  USC/Norris Comprehensive Cancer Center, Los Angeles;
         -  Los Angeles County Hospital, Los Angeles;
         -  Mt. Sinai Hospital, Miami;
         -  St. Agnes Hospital, Baltimore;
         -  Lahey Clinic, Boston; and
         -  Providence Hospital, Washington, D.C.

GOVERNMENT REGULATION

         OVERVIEW. Our BCS 2100 and pain management devices qualify as medical devices under federal law because they are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease but do not interact chemically with the body. Typically, low risk devices that are substantially similar to approved products already on the market obtain FDA clearance by the agency's pre-market notification known as a 510(k) filing. Each year more than 4,000 new devices are cleared using this approach. Sophisticated instruments that entail significant risk, or utilize unique or new technology require manufacturers to submit a PMA to the FDA. More complex and time-consuming to prepare than a 510(k) filing, a PMA typically contains significant clinical testing, manufacturing and other data, all of which are scrutinized by the FDA to demonstrate the product's safety, reliability and effectiveness. Typically, less then 40 devices a year are granted PMA approval.

         We are pursuing PMA approval for our BCS 2100, and we believe an approved PMA provides valuable benefits that enhance our ability to market the product, including: 1) an ability to reference medical efficacy claims in our marketing, 2) improved physician acceptance of our system, and 3) assistance in obtaining insurance reimbursement codes, which we believe will enhance the successful marketing of the BCS 2100.

We submitted our PMA in five modules. Module 1 provided:

         o an introduction of the use of infrared imaging, its safety and effectiveness;
         o        summary of indications for use of infrared imaging;
         o summary of incidence, diagnosis and prognosis of breast cancer;
         o        description of current modalities for detecting breast cancer;
         o description of our BCS 2100, including major components and the population for which our device has clinical utility;
         o description of our clinical study and the population of the study; and
         o        statement of marketing of our device for its intended use.

Module 2 provided:

         o a detailed description of our BCS 2100 and its component parts;
         o detailed discussion of the clinical evaluation system required to analyze and interpret the clinical data obtained through the clinical study; and
         o documentation of all software used in our BCS 2100, including software used in the development of our system and the acquisition of data in our clinical study.

Module 3 provided:

         o manufacturing information concerning our BCS 2100, including a detailed discussion of the facilities, personnel, equipment and controls used to manufacture our system;
         o information concerning the distribution and installation of our system; and
         o a description of the procedures and record keeping associated with the manufacture, testing and installation of our device.

Module 4 reiterated certain information and provided additional information regarding:

         o the safety of our system, including all non-clinical testing of the structural and functional components of our device; and
         o        the safety of materials used in manufacturing the device.

Finally, Module 5 was an evaluation of our clinical studies, including the accumulation and analysis of all the clinical study and efficacy data.

         The FDA has accepted four of the five modules of our PMA application. On October 16, 2002, the Panel will meet to discuss, make recommendations and vote on our PMA. The Panel's recommendation could be conditioned upon, among other things, modifications to labeling requirements, additional clinical validation or further data analysis. The FDA is not obligated to follow the Panel's findings, but we believe the FDA is often strongly influenced by the Panel's findings and recommendations in making the final decision to grant approval, provide conditional approval or deny product approval. Before granting final approval, the FDA will conduct an audit to ensure our manufacturing practices comply with FDA regulations and will conclude an audit of our clinical trial study controls; and may request from us further information, analysis or clinical data. We cannot determine when or whether the FDA will approve our BCS 2100.

CURRENT EMPLOYEES

         As of June 30, 2002, we had 75 full and part time employees: 14 general and administrative, 15 sales and marketing, 18 research, software and engineering, and 28 manufacturing and service. None of our employees are represented by a union, and we consider our employee relations to be good.


                                  RISK FACTORS

INVESTMENT IN SHARES OF OUR COMMON STOCK IS SUBJECT TO A NUMBER OF RISK FACTORS THAT, IF REALIZED OR COME TO FRUITION, MAY ADVERSELY AFFECT THE COMPANY'S PROFITABILITY AND THE VALUE OF THESE SHARES WHILE HELD BY OUR SHAREHOLDERS.

THE FAILURE TO OBTAIN FDA APPROVAL OF OUR BCS 2100 WOULD HAVE A MATERIAL ADVERSE IMPACT ON THE COMPANY.

         Our BCS 2100 is presently under review with the FDA. There is no assurance that we will receive FDA approval. Failure to secure FDA approval would materially reduce or eliminate the market for our BCS 2100 and would have a material adverse effect on the business.

WE ARE INVOLVED IN SUBSTANTIAL SHAREHOLDER LITIGATION, WHICH MAY HAVE AN ADVERSE IMPACT ON US AND OUR SHAREHOLDERS.

         In 2002, five different lawsuits were filed against us in the United States District Court in Oregon. Each suit makes substantially the same allegations: the Company misled shareholders regarding such things as FDA approval and other matters, which the plaintiffs believe caused significant damage to the shareholders holding shares of our common stock at the time of these alleged misrepresentations and omissions. We believe the allegations are without merit and intend to defend them vigorously. Defending these lawsuits, which we believe will be consolidated into a single lawsuit, will require additional legal expenses to defend, may make fund raising more difficult if not impossible and will distract certain members of management from day to day operations.

         Moreover, our insurance carrier has denied coverage for the plaintiffs' claims and, accordingly, has indicated it will not cover the costs of defending the claims and will not pay any resulting damages we may suffer if the plaintiffs are successful. We have retained insurance counsel to advise us in this matter, which is in its early stages.

         Finally, under our bylaws and contractual agreements we are required to indemnify our current and former officers and directors who are parties to the litigation by providing legal defense through our attorneys (or reimbursing them for their own attorneys) and covering all damages they may suffer if the plaintiffs are successful.

         All of these financial impacts may have an adverse impact on the value of our common stock.

WE HAVE LIMITED REVENUES FROM OPERATIONS AND MAY NEVER HAVE SUBSTANTIAL REVENUE FROM OPERATIONS.

         With limited exceptions, our products have not been used in commercial applications and there is no assurance that the market will accept our products in sufficient volume to assure profitability.

WE MUST OBTAIN INSURANCE CODES FOR OUR BCS 2100 THAT PROVIDE ADEQUATE REIMBURSEMENT FOR OUR CUSTOMERS.

         We have applied to the American Medical Association for an Emerging Technology Code, which is the first step in obtaining Medicare, Medicaid and private insurance reimbursement for procedures performed using our BCS 2100. There can be no assurance that we will receive these codes, that Medicare, Medicaid or private insurers will provide reimbursement under these codes, or that our customers will find the reimbursements sufficient to warrant the use of our BCS 2100. If our customers cannot obtain adequate insurance reimbursement for their services, the market for our BCS 2100 would be reduced, and this would have a material adverse effect on us and our shareholders.

WE EXPECT TO CONTINUE TO INCUR LOSSES, DEFICITS, AND DEFICIENCIES IN LIQUIDITY THAT COULD IMPAIR OUR ABILITY TO GROW.

         We must develop clinical applications, obtain regulatory approvals and market our products in order to become profitable. There is no assurance that we will be able to accomplish these objectives. We have incurred substantial losses in the past and expect to continue to incur losses, deficits and deficiencies in liquidity due to the significant costs associated with the continuing development and commercialization of our products. Such losses and deficiencies could have a material adverse impact on us and our shareholders.

WE WILL HAVE TO RAISE ADDITIONAL CAPITAL IN ORDER TO FUND OPERATIONS.

         Until our operating results improve, we will have to rely on outside financing or the sale of assets to fund our business. We expect that we will use a combination of equity and debt securities and instruments in order to secure additional funding. The sale of equity securities could dilute our existing shareholders, and borrowings from third parties could result in assets being pledged as collateral and loan terms that could restrict our operations. There is no assurance that capital will be available from any source or, if available, upon acceptable terms and conditions. If our losses continue and we are unable to obtain additional third party financing or proceeds from the sale of certain of our assets, we will have to materially reduce our operations, which could adversely affect us and our shareholders.

WE ARE DEPENDENT ON OUR EMPLOYEES.

         Our success is dependent upon the time, talent, experience and technical knowledge of our employees. In order for us to obtain regulatory approvals; develop, enhance and market our products, and secure additional financing, we must attract, motivate, retain and manage qualified employees. Demand for qualified technology personnel is intense. There is no assurance that we will be able to attract and retain the people we need.

THE RECENT VOLATILITY IN THE MARKET PRICE OF OUR SHARES COULD CONTINUE AND ADVERSELY AFFECT SHAREHOLDER VALUE.

         The market price of our stock may continue to experience wide fluctuations, as it has in the recent past, which could be unrelated to our financial and operating results. Such volatility could result in a material loss in the value of your investment in our shares.

WE COULD ISSUE PREFERRED STOCK AND THIS COULD HARM YOUR INTERESTS.

         We have authorized 3 million shares of preferred stock, par value $5.00 per share, none of which are outstanding. The preferred stock, if issued, could have preferential voting, dividend and liquidation rights which adversely affect the rights of our common shareholders. Our authority to issue preferred stock without shareholder approval could discourage potential takeover attempts and could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making such attempts more difficult and costly. The inability for a third party to enter into such a transaction may reduce the value of our shares.

WE RELY ON THIRD PARTIES IN THE DEVELOPMENT AND MANUFACTURE OF KEY COMPONENTS FOR OUR PRODUCTS. IF THEY FAIL TO PERFORM, FDA APPROVALS, PRODUCT DEVELOPMENT, AND/OR PRODUCTION COULD BE SUBSTANTIALLY DELAYED.

         We depend upon third parties to assist us with clinical studies, product development and to supply product components. Our products are highly specialized and have component parts developed and manufactured according to unique specifications. Although there may be more than one developer or manufacturer for these components, failure to develop or manufacture in a timely manner could result in a loss of business and further result in substantial delays in FDA approvals and/or commercialization of our products. Such delays could adversely affect our operations and shareholder value.

IF WE ARE UNSUCCESSFUL IN PREVENTING OTHERS FROM USING OUR INTELLECTUAL PROPERTY, WE COULD LOSE A COMPETITIVE ADVANTAGE.

         Our success will depend, in part, on our ability to use and prevent others from using our trademarks and other intellectual property. We currently hold three patents and have submitted seven patent applications. There can be no assurance that the steps we have taken to protect our property will protect our rights. Defense of our intellectual property could be expensive and time consuming, and parties that misappropriate our intellectual property could have significantly more financial resources than the Company, making it financially impossible to protect our rights.

WE DO NOT HAVE PRODUCT LIABILITY INSURANCE.

         The manufacture and sale of medical imaging systems may entail significant risk of product liability claims. There can be no assurance that we can obtain insurance coverage with limits adequate to protect us from any liability that might arise in connection with the sale of our products. Without such insurance, we may have to pay claims with Company funds, thereby making it impossible to maintain operations.


ITEM 2.  PROPERTIES

         We lease facilities under various operating leases requiring fixed monthly payments, adjusted periodically over their term as follows:

         LAKE OSWEGO, OREGON LEASE AGREEMENT. We lease approximately 7,388 square feet of executive office space through July 31, 2005, with respect to 2,088 square feet and July 1, 2006, with respect to the remaining 5,300 square feet. Pursuant to the agreement, monthly lease payments are $15,700. This space is used as our headquarters and houses our administrative, financial, executive, and marketing employees.

         LAYTON, UTAH LEASE AGREEMENT. We currently lease approximately 8,507 square feet of office space in Layton, Utah which formerly housed our corporate offices and clinical research operations, which have been moved to the Ogden, Utah and Lake Oswego, Oregon facilities. The Layton Lease Agreements specifies rent of $14,579 per month, expires by its terms November 2002, and will not be renewed.

         WALNUT CREEK, CALIFORNIA LEASE AGREEMENT. In connection with the acquisition of Bales Scientific, Inc., we entered into a three-year lease ending on April 19, 2003. The monthly lease payment of $8,131 covers approximately 5,500 square feet of office space. The lease rate increases on April 20 of each year by an amount computed using the Consumer Price Index. The facility houses our industrial products and product research and development operations.

         OGDEN, UTAH LEASE AGREEMENT. We lease approximately 7,660 square feet of manufacturing space in Ogden, Utah through June 30, 2003. Monthly payments under the lease are $5,783. Our manufacturing, regulatory, quality assurance and clinical development departments use this space.

         We believe that our offices are adequate for our present needs and that suitable space will be available for our future needs.


ITEM 3.  LEGAL PROCEEDINGS

SHAREHOLDER SECURITIES LITIGATION

         See the description above in "Risk Factors."

BLOOMBERG DEFAMATION ACTION

         On August 28, 2000, we filed a complaint for libel in the United States District Court for the District of Utah against Bloomberg, L.P. ("Bloomberg"). The lawsuit alleges that on June 29 and July 18, 2000, Bloomberg published certain defamatory articles about the Company through its news service. On March 26, 2001, the Court dismissed our complaint against Bloomberg, with prejudice. We have appealed the District Judge's decision to the United States 10th Circuit Court of Appeals in Denver, Colorado, and oral arguments were heard on September 24, 2002.

SALAH AL-HASAWI ADVISORY SERVICES CLAIM

         On March 29, 2000, Salah Al-Hasawi ("Plaintiff'), a citizen and resident of Kuwait, filed an action in the United States District Court for the Southern District of New York, against us and our former Chief Executive Officer, alleging violations under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, for commissions allegedly due to Plaintiff in connection with the private placement of our securities. Shortly thereafter, the Plaintiffs lawsuit was dismissed without prejudice and on April 12, 2000, the Plaintiff filed a similar complaint in the United States District Court for the District of Utah. Plaintiff seeks specified damages of $15.5 million, attorney fees and unspecified damages pursuant to five separate causes of action including breach of contract, fraud and unjust enrichment.

          We have denied all of Plaintiffs claims and have affirmatively alleged that all amounts due have been paid in full. We are currently engaged in discovery and no trial date has yet been set.

DAVID PACKER VS. COMPUTERIZED THERMAL IMAGING, INC.

         In June of 2001, the Company terminated the employment of Mr. Packer, the Company's former president. Shortly thereafter, Mr. Packer filed suit against the Company to recover benefits, compensation, and 1,000,000 stock options granted pursuant to certain employment and separation agreements the Company had previously entered into with Mr. Packer. The Company filed a counterclaim and answered with affirmative defenses against Mr. Packer. The Company later dismissed its counterclaim and the trial court subsequently granted summary judgment in favor of Mr. Packer against the Company's affirmative defenses. As a result, the extent of Mr. Packer's damages remained the only outstanding issue. On August 31, 2002, the Company and Mr. Packer reached a settlement in this case that settled Mr. Packer's and the Company's claims and allows the Company to avoid further defense costs and litigation risk.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders during the fiscal year ended June 30, 2002.


PART II
-------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Our common stock trades on the American Stock Exchange under the symbol "CIO."

PRICE RANGE OF OUR COMMON STOCK

         The following table summarizes the quarterly low and high bid prices per share for our common stock. The bid prices reflect inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

              Fiscal year ended June 30, 2001            Low Bid       High Bid
              -------------------------------            -------       --------

              First Quarter                               $4.81          $4.97
              Second Quarter                              $1.44          $1.63
              Third Quarter                               $2.28          $2.47
              Fourth Quarter                              $2.77          $4.95

              Fiscal year ended June 30, 2002

              First Quarter                               $1.85          $4.05
              Second Quarter                              $1.28          $2.40
              Third Quarter                               $0.82          $1.62
              Fourth Quarter                              $0.56          $1.10


         On September 4, 2002, the closing price of our common stock as reported on the American Stock Exchange was $.70 per share. On September 4, 2002, we had approximately 29,000 beneficial stockholders of our common stock and approximately 83 million shares of our common stock outstanding.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data presented below are for each fiscal year in the five-year period ended June 30, 2002. This data is derived from, and qualified by reference to, CTI's audited consolidated financial statements and notes thereto. We are considered a development stage enterprise as described in Note 1 to consolidated financial statements.

DESCRIPTION                            2002            2001            2000            1999            1998
-----------                        -------------   -------------   -------------   -------------   -------------
Revenues                           $    877,929    $    673,782    $    329,283    $         --    $         --
     Cost of goods sold                (609,159)       (419,157)       (176,936)             --              --
                                   -------------   -------------   -------------   -------------   -------------
     Gross margin                       268,770         254,625         152,347              --              --

Operating expenses
     Operating, general &
         administrative               1,356,017      11,345,164       2,861,414       2,576,169       3,167,690
     Litigation Settlement            1,600,000              --         583,054              --              --
     Research & development           6,141,190       8,702,618       5,114,518       1,837,182       2,430,038
     Marketing                        2,992,654       3,101,095         674,514              --              --
     Depreciation & amortization      1,600,015       2,258,445         616,205          50,393              --
     Impairment loss                  8,717,149       2,893,849              --              --              --
                                   -------------   -------------   -------------   -------------   -------------
     Total operating expenses        22,407,025      28,301,171       9,849,705       4,463,744       5,597,728
                                   -------------   -------------   -------------   -------------   -------------

     Operating income (loss)        (22,138,255)    (28,046,546)     (9,697,358)     (4,463,744)     (5,597,728)
                                   -------------   -------------   -------------   -------------   -------------

     Other income, net                  434,924       1,933,962         804,203        (562,097)       (411,794)
     Extinguishment of Debt                                                                              65,637

     Net Loss                      $(21,703,331)   $(26,112,584)   $ (8,893,155)   $ (5,025,841)   $ (5,943,885)
                                   -------------   -------------   -------------   -------------   -------------

Basic loss per Share               $      (0.26)   $      (0.32)   $      (0.13)   $      (0.09)   $      (0.14)
                                   =============   =============   =============   =============   =============

     Cash, cash equivalents, and
       marketable securities       $  8,939,765    $ 18,880,350    $ 35,032,166    $    137,162    $    230,064
     Total Assets                    12,541,124      31,843,009      51,462,670         375,805         381,525
     Accumulated deficit            (82,695,560)    (60,913,229)    (34,601,965)    (25,708,810)    (20,682,969)
     Total Equity                  $  6,046,064    $ 29,184,680    $ 48,284,845    $   (159,709)   $ (2,787,343)
                                   =============   =============   =============   =============   =============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS CONCERNING OUR BUSINESS

         The following discussion should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and the other information included in this Report. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. When used in this document, the words "expects," "anticipates," "intends," "plans," "may," "believes," "seeks," "estimates," and similar expressions generally identify forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. For a more detailed discussion of these and other business risks, see "Risk Factors."

         OVERVIEW

         Our mission is to improve the quality of life by continuously raising the performance standards of infrared thermal imaging technology for both the medical device and industrial markets. We design, manufacture and market thermal imaging devices and services used for clinical diagnosis, pain management and industrial non-destructive testing. We provide inspection services and design and build non-destructive test systems for industrial customers.

         Our current products are the Breast Cancer System (currently undergoing FDA review), Photonic Stimulator, Thermal Imaging Processor, and our Turbine Blade Inspection System. We market our products with an internal sales force and through independent distributors.

         To date, revenues have been generated from the sale of our Photonic Stimulator, Thermal Imaging Processor and services provided in connection with our Turbine Blade Inspection System. The Company has delivered a Turbine Blade Inspection System to Alstom Power UK Limited ("Alstom"), but has deferred that revenue in accordance with Generally Accepted Accounting Principles ("GAAP"). GAAP will allow us to recognize this revenue upon expiration of an extended warranty and software upgrade period, which we believe will occur during the third quarter of fiscal 2003.

RESULTS OF OPERATION

FISCAL YEARS ENDED JUNE 30, 2002 AND 2001

         REVENUE

         Total revenue for the fiscal year ended June 30, 2002, totaled $878,000 compared to $674,000 for the prior year, an increase of $204,000 or 30%. Revenues do not include $420,000 in deferred revenues for products shipped during the twelve months ended June 30, 2001, which will be recognized as revenues in future periods in accordance with, and to the extent permitted by, GAAP.

         Our medical segment revenue was $750,000 and $566,000 for the fiscal years ended June 30, 2002, and 2001, respectively. The $184,000 or 33% improvement results from increased shipments of Thermal Imaging Processors and Photonic Stimulators.

         Industrial segment revenue, primarily from the sale of test services and product analysis, was $128,000 and $108,000 for the fiscal years ended June 30, 2002 and 2001, respectively. The $20,000 or 19% increase is from increased sales of turbine blade test services to Alstom, which ended when the Company shipped a Turbine Blade Inspection System ("TBIS") to Alstom during the second fiscal quarter. Industrial revenues do not include deferred revenue from the shipment of a TBIS to Alstom during the second quarter, which will be recognized in accordance with GAAP. On June 30, 2002, we had a backlog of industrial orders for our TBIS and industrial products of approximately $425,000 that we expect to complete in the next fiscal year. We have no backlog for Pain Management products, which are shipped immediately upon receipt of an order. Reported backlog represents the actual value of purchase orders issued to the Company for delivery of goods in the future.

         EXPENSES

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the fiscal year ended June 30, 2002 were $1,356,000 compared to $11,345,000 for the same period last year. Excluding a non-cash compensation benefit resulting from variable accounting for certain employee stock options of $2,914,000 during the fiscal year ended June 30, 2002, and non-cash compensation expense of $5,140,000 for the fiscal year ended June 30, 2001, general and administrative expenses decreased by $1,935,000, or 31%. This decrease is primarily a result of: 1) a $258,000 decrease in wages and related expenses; 2) $877,000 decrease in legal services expense, offset by a $250,000 provision for legal fees relating to the shareholder litigation; 3) $64,000 decrease in professional services expense; 4) $401,000 decrease in stockholder service expense; and 5) $191,000 decrease in overhead expenses, primarily insurance and rent.

         During the year, we accrued $250,000 in legal fees. This accrual represents our insurance deductible and expected obligations related to the shareholder securities litigation described above. Our current policy covers up to $10 million in potential claims. As of September 5, 2002, our insurance carrier has denied coverage. If our insurance carrier continues to take the position that the claims are not covered by insurance and does not pay the claims associated with this lawsuit, we will incur significant legal fees and, if we are unable to defend the lawsuit successfully, significant damages.

         LITIGATION SETTLEMENT. During the 12 months ended June 30, 2002, we expensed $1,600,000 and assumed liabilities to concluded lawsuits.

         SALES AND MARKETING. Sales and marketing expenses for the fiscal year ended June 30, 2002, were $2,993,000 compared to $3,101,000 for the same period last year. Excluding a non-cash compensation benefit resulting from variable accounting for certain employee stock options of $378,000 during the fiscal year ended June 30, 2002, and non-cash compensation expense of $577,000 for the fiscal year ended June 30, 2001, sales and marketing expenses increased by $847,000 or 34%. This increase was primarily a result of: 1) $408,000 increase in wages and related expenses from an increase in the number of sales and marketing employees; 2) $74,000 increase in marketing and tradeshows to develop a market for our products; 3) $83,000 increase in overhead expenses--principally, utilities, supplies, postage and miscellaneous expenses; and 4) $43,000 increase in employee benefits.

         RESEARCH AND DEVELOPMENT. Research and development expenses for the fiscal year ended June 30, 2002, were $6,141,000 compared to $8,703,000 for the same period last year. Excluding a non-cash compensation benefit resulting from variable accounting for certain employee stock options of $209,000 during the fiscal year ended June 30, 2002, and non-cash compensation expense of $216,000 for the fiscal year ended June 30, 2001, research and development expenses decreased by $2,137,000 or 25%. This decrease was primarily a result of: 1) $2,867,000 decrease in consulting services associated with the development of our BCS 2100 and FDA PMA application; 2) $310,000 decrease in software license fees; and 3) $707,000 decrease in clinical trial expense. This reduction in expense was partially offset by: 4) $796,000 increase in salaries and related expenses as a result of an increase in the number of engineering, regulatory, and manufacturing support employees; 5) $299,000 increase in administrative costs; 6) $121,000 increase in patent related expenditures; and 7) $206,000 increase in temporary labor services.

         For the fiscal year ended June 30, 2002, and all prior periods, we expensed all costs associated with process and systems development, including software code development, computer hardware and software purchases, and expenses related to the development of our examination table.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the fiscal year ended June 30, 2002, were $1,600,000 compared to $2,258,000 for the same period last year. The $658,000, or 29% decrease was primarily related to fixed asset impairments recorded in the fiscal year ended June 30, 2001.

         NON-RECURRING EXPENSES. During the 12 months ended June 30, 2002, we evaluated the carrying value of our long-lived assets pursuant to the methods described in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and we recorded a reduction of $8,717,000 in goodwill and other intangible assets in fiscal 2002.

         NET INTEREST INCOME/EXPENSE

         Interest income for the fiscal year ended June 30, 2002, was $654,000 compared to $1,921,000 for the same period last year. The $1,267,000 or 66% decrease was primarily a result of lower interest rates and decreased cash balances available for investment.

         Interest expense for the fiscal year ended June 30, 2002, was $219,000. This amount includes interest on $2,500,000 of long-term debentures and the amortization of deferred finance costs totaling $367,000 and other financing cost of $243,000 related to the debenture.

         NET LOSS

         As a result of the foregoing, we incurred a loss of $21,703,331, or $(.26) per share, for the fiscal year ended June 30, 2002, compared to a loss of $26,113,000, or $(0.32) per share, for the fiscal year ended June 30, 2001.

FISCAL YEARS ENDED JUNE 30, 2001 AND 2000

         REVENUE

         Revenue for the fiscal year ended June 30, 2001, totaled $674,000 compared to $329,000 for the prior year, an increase of $345,000 or 105%.

         The Company's medical segment revenue was $566,000 and $318,000 for the fiscal years ended June 30, 2001, and 2000, respectively. The $248,000 or 78% increase was primarily related to the sales of Thermal Imaging Processors and Photonic Stimulators.

         The Company's industrial segment revenue was $108,000 and $11,000 for the fiscal years ended June 30, 2001, and 2002, respectively. The $97,000 or 882% increase was primarily related to turbine blade testing for Alstom.

         EXPENSES

         GENERAL AND ADMINISTRATIVE. During the fiscal year ended June 30, 2001, general and administrative expenses increased $8,484,000 and were $11,345,000 compared to $2,861,000 for the prior comparable period. Excluding a non-cash compensation expense of $5,140,000 in fiscal year 2001, general and administrative expenses increased by $3,344,000 or 117%. This increase is primarily a result of: 1) additional compensation and related expenses of $1,039,000 resulting from an increase in the number of employees; 2) additional legal expenses of $1,339,000 incurred in connection with regulatory filings, ongoing litigation, and other legal matters; 3) an increase in travel costs of $345,000; 4) an increase in professional related services of $225,000 incurred in connection with regulatory and business consultation; and 5) a $164,000 increase in insurance expenses. These expenses were partially offset by a decrease $280,000 in stockholder services related to public relations, shareholder meetings, and SEC filing requirements.

         MARKETING. During the fiscal year ended June 30, 2001, marketing expenses increased $2,426,000 to $3,101,000. Excluding a non-cash compensation expense of $577,000, sales and marketing expenses increased $1,849,000 or 274% from $675,000 to $2,524,000. The increase, excluding non-cash compensation, is primary a result of: 1) an increase in salary and wage related expenses of $631,000 attributable to an increase in the number of marketing employees; 2) increased marketing and public relations expenses of $755,000; and 3) an increase of $132,000 in travel expenses.

         RESEARCH AND DEVELOPMENT. During the fiscal year ended June 30, 2001, research and development expenses increased $3,588,000 to $8,703,000 compared to $5,115,000 for the prior comparable period. Excluding a non-cash compensation expense of $216,000, research and development expenses increased $3,372,000 or 66% to $8,487,000 compared to $5,115,000 for the prior comparable period. The increase, excluding non-cash compensation, results primarily from 1) a $1,460,000 increase in salary and wage related expenses attributable to an increase in the number of research and engineering employees; 2) a $544,000 increase in research and development costs related the development of our medical and industrial applications; 3) a $253,000 increase in employee benefits; and 4) a $194,000 increase in clinical trial expenses.

         For the 12 months ended June 30, 2001, and all prior periods, we expensed all costs associated with process and systems development, including software code development, computer hardware and software purchases, and expenses related to the development of our examination table.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization for the 12 months ended June 30, 2001, increased $1,642,000 or 267% to $2,258,000 compared to $616,000 for the prior comparable period. This increase is expense resulting from amortization of goodwill associated with our acquisition of Bales Scientific in April 2000 and amortization of our software licenses.

         NONRECURRING EXPENSES. During the 12 months ended June 30, 2001, we abandoned our database management project. In connection therewith, we reduced the capitalized value of the software to zero, incurring a one-time charge of approximately $2,740,000. We also wrote off other tangible and intangible assets, with a net book value of $154,000 in connection with relocating our Utah operations to our Ogden, Utah, manufacturing facility.

         NET INTEREST INCOME (EXPENSE)

         Interest income for the 12 months ended June 30, 2001, increased $1,083,000 or 129% to $1,921,000 compared to $838,000 for the prior comparable period. This increase resulted from investing proceeds from the April 2000 private placement of our common stock.

         NET LOSS

         As a result of the foregoing, we incurred a loss of $26,113,000, or $(0.32) per share, for the 12 months ended June 30, 2001, compared to a loss of $8,893,000, or $(0.13) per share, for the 12 months ended June 30, 2000.

UNAUDITED QUARTERLY RESULTS OF OPERATIONS
-----------------------------------------

         The following table summarizes our results of operations for each of the four quarters ended June 30, 2000, through June 30, 2002. This information was derived from unaudited interim consolidated financial statements that, in the opinion of management, have been prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this report and includes all adjustments necessary for fair statement of such information when read in conjunction with the audited consolidated financial statements and notes thereto.

         Period-to-period comparisons of our historical operating results are not necessarily indicative of future performance.

                                                                 Quarter ended (unaudited)
                                                                       (in thousands)
                       6/30/02   3/31/02  12/31/01 9/30/01  6/30/01   3/31/01  12/31/00 9/30/00
Revenues               $    121  $   314  $   236  $   207  $    371  $   107  $   116  $    80
Cost of goods
  sold                     (124)    (219)    (155)    (111)     (285)     (42)     (49)     (43)
                       --------- -------- -------- -------- --------- -------- -------- --------
Gross margin                 (3)      95       81       96        86       65       67       37

General &
  administrative          1,110    1,091    1,182   (2,027)    4,786    1,761    3,342    1,456
Litigation
  settlements             1,600       --       --       --        --       --       --       --
Research &
  development             1,760    1,511    1,581    1,289     2,127    2,492    2,294    1,790
Marketing                   956      751    1,056      230     1,623      512      634      332
Depreciation &
  amortization              434      391      388      387       567      544      709      438
Impairment Loss           8,717       --       --       --     2,894       --       --       --
                       --------- -------- -------- -------- --------- -------- -------- --------
Total costs and
  expenses               14,577    3,744    4,207     (121)   11,997    5,309    6,979    4,016

Interest income/
  (expense)                 (52)      (8)     230      265       367      425      512      617
Misc. Income                 --       --       --       --         6        4       --        2
                       --------- -------- -------- -------- --------- -------- -------- --------
Total other
  income                    (52)      (8)     230      265       373      429      512      619
                       ========= ======== ======== ======== ========= ======== ======== ========

Net loss               $(14,632) $(3,657) $(3,896) $   482  $(11,538) $(4,815) $(6,400) $(3,360)
                       ========= ======== ======== ======== ========= ======== ======== ========

         For the quarter ended December 31, 2001, our net loss is adjusted by $9,000 to $3,896,000 to reflect an increase to general and administrative expense; and for the quarter ended March 31, 2002, the net loss is adjusted $11,000 to $3,657,000 to reflect a $5,000 increase in general and administrative expense and a $6,000 increase in interest expense. These non-cash expenses increased from an adjustment to the volatility computations applied in the Black Scholes equation we used to calculate the fair value of options and warrants issued to consultants and Beach Boulevard, LLC.

         The Company's financial results for the fourth quarter of fiscal year 2002 were affected by an approximate $8.7 million asset impairment loss related to the writeoff of goodwill.

SOURCES OF LIQUIDITY

         Since inception, we have generated losses from operations. As of June 30, 2002, these losses equal $82,418,000 in the aggregate.

         Our cash requirements include general corporate expenses including salaries and benefits, lease payments for office space, technology acquisition, software license and maintenance contract payments, legal and accounting fees, clinical trial and technical support, FDA consulting, marketing, and expenses associated with the private placement of our equity securities. Capital resources needed to meet our past and planned expenditures have been financed and are likely to continue to be primarily from the sale of equity securities.

         The following table summarizes the Company's contractual obligations and commitments to make future payments:

                                           Payments due by period

                                            Less than                  After
Contractual Obligations          Total        1 year     1-2 years    3 years

Operating Leases              $  964,426   $  429,267   $  203,170   $  331,989
Debenture                      2,500,000    2,500,000
Penalty                          287,165      287,165
Interest on Debenture            175,000      175,000           --           --
                              -----------  -----------  -----------  -----------
Total Commercial Commitments  $3,926,591   $3,391,432   $  203,170   $  331,989
                              ===========  ===========  ===========  ===========

AGREEMENT WITH BEACH BOULEVARD, LLC.

         On December 31, 2001, we reached a financing agreement (the "Agreement") with Beach Boulevard, LLC (the "Investor"), pursuant to which the we issued a 7 percent convertible debenture in the amount of $2.5 million (the "Debenture Offering") and secured an equity line of credit (the "Equity Line") for $20 million that allows the us to sell up to $20 million in common stock to the Investor at 94 percent of the market price, as defined by the Agreement. The Convertible Debenture is due on December 31, 2004. The terms of the Agreement permit the Investor to convert the Convertible Debenture into common stock at a conversion price of $1.44 per share at any time during the term of the Agreement.

         In connection with the agreement, we entered into a registration rights agreement and subsequently filed an effective registration statement with the SEC. The Investor may require us to redeem all or a portion of the Convertible Debenture if the average closing bid price of the our common stock for the 90 consecutive trading days after the effective date of the registration statement is less than $1.44 (a "Trigger Event"). The amount redeemable is equal to 111 percent of the principal balance of the Convertible Debenture and accrued interest (the "Redeemable Balance"). If a Trigger Event occurs, the Investor is required to provide notice to us of its election to force redemption and to specify the date (the "Redemption Due Date") on which the Redeemable Balance is to be paid. If we do not pay the Redeemable Balance in full by the Redemption Due Date, we are required to issue registered unrestricted shares of common stock pursuant to a series of put notices consistent with the terms of the Equity Line. If the Redeemable Balance is not satisfied through the mandatory puts within six months of the Investor's notice to force redemption, the unpaid portion of the Redeemable Balance is required to be paid immediately.

         On July 25, 2002, the Investor notified us that a Trigger Event had occurred. On the date of the Trigger Event, the Redeemable Balance was approximately $2.9 million, which includes principal of $2.5 million, $111,000 of accrued interest and $287,000 of penalty. We elected to satisfy the Redeemable Balance through a series of put notices based on the terms of the Equity Line. The terms of the Equity Line provide for one mandatory put per month and a maximum put amount equal to the lesser of $500,000 or 125 percent of the weighted average volume for the 20 days immediately preceding the date of the put notice. Based on the terms of the Equity Line and the weighted average volume for the 20 days preceding the first put on August 1, 2002, we estimate we will be able to pay approximately $696,000 of the Redeemable Balance before the end of the six-month period. The remaining unpaid balance will then be due in cash.

         The Equity Line allows for the sale of up to $20 million of common stock subject to certain conditions during a 24-month period, at 94 percent of the then current market price. We believe our availability under the Equity Line will be significantly less than $20 million because availability is contingent upon a) our common stock price and b) our daily trading volume both of which have declined since we entered into the financing arrangement, and because we are using the Equity Line to redeem the debenture as described above.

         In connection with the Agreement, we issued the Investor warrants for the purchase of 260,417 shares of common stock at $2.03 a share and 641,026 shares of common stock at $1.95 a share, which expire December 31, 2004, and December 31, 2007, respectively. The proceeds from the Debenture Offering were allocated between the Convertible Debenture, the beneficial conversion feature, and the warrants issued to the Investor. We also issued separate warrants to an investment bank for the purchase of 100,000 shares of common stock at $1.87 per share. The fair market value of these warrants and other related financing costs have been recorded as deferred financing costs and are being amortized over the three-year term of the Agreement.

CAPITAL REQUIREMENTS/PLAN OF OPERATION

         Our capital requirements may vary from our estimates and depend upon numerous factors including a) progress in our research and development programs;
b) results of pre-clinical and clinical testing; c) costs of technology; d) time and costs involved in obtaining regulatory approvals; e) costs of filing, defending and enforcing any patent claims and other intellectual property rights; f) the economic impact of developments in competing technology and our markets; g) competing technological and market developments; h) the terms of any new collaborative, licensing and other arrangements that we may establish; and
i) litigation costs.

         We estimate that we will require approximately $16.0 million in net cash to meet our operating and financing goals for the fiscal year ending June 30, 2003. If we are able to satisfy our operating and financing needs through increased revenue and securing additional equity or debt financing, we expect to use approximately: a) $4.2 million to fund research and development to continue our clinical studies, test our medical systems in connection with other clinical applications, and expand our industrial applications; b) $3.8 million for day-to-day operating expenses including lease payments on our facilities; c) $3.4 million to cover salaries not including R&D salaries; d) $2.1 million for public relations, advertising, and commercialization of our products; e) $0.5 million for capital expenditures; and f) $2.0 million for legal, accounting and litigation settlement expenses.

         In 2002, five different lawsuits were filed against us in the United States District Court in Oregon. Each suit makes substantially the same allegations: the Company misled shareholders regarding such things as FDA approval and other matters, which the plaintiff's believe caused significant damage to the shareholders holding shares of our common stock at the time of these alleged misrepresentations and omissions. The Company believes the allegations are without merit and intends to defend them vigorously. However, defending these lawsuits, which we believe will be consolidated into a single lawsuit, will require additional legal expenses to defend, may make fund raising more difficult if not impossible and will distract certain members of management from day-to-day operations.

         Moreover, our insurance carrier has denied there is insurance coverage for the plaintiff's claims and, accordingly, has indicated it will not cover the costs of defending the claims and will not pay any resulting damages we may suffer if the plaintiff's are successful.

         Finally, under our bylaws and contractual agreements we are required to indemnify our current and former officers and directors who are a party to the litigation by providing legal defense through our attorneys (or reimbursing them for their own attorneys) and covering all damages they may suffer if the plaintiffs are successful.

         We do not have sufficient capital to cover the expected costs or potential damages of the shareholder litigation if there is no coverage under our insurance policies or to fund our business plans over the next year. We will have to obtain additional capital through loans, the sale of assets or capital contributions from private investors. We are working with an investment banking firm and, we believe that we will be able to acquire the capital needed to carry out our business plans; however, if we are not successful, we will have to scale back our business plans.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase methods of accounting be used and establishes new standards and the recognition of certain identifiable intangible assets separate from goodwill for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. Management does not expect these statements to have a material impact on the Company's consolidated financial statements.

         The FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, effective June 1, 2002, that addresses obligations associated with the retirement of tangible long-lived assets and associated retirement costs. The FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, effective for fiscal years beginning after December 15, 2001, that addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Management does not expect these statements to have a material impact on the Company's consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 rescinds several statements, including SFAS No. 4, REPORTING GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT. The statement also makes several technical corrections to other existing authoritative pronouncements. SFAS No. 145 is effective in May 2002, except for the rescission of SFAS No. 4, which is effective in January 2003. Management has not determined the impact, if any, this statement will have on the Company's consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3. The Company plans to adopt SFAS No. 146 in July 2002. Management has not determined the impact, if any, this statement will have on the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are a development stage enterprise. We currently believe we are not subject to market risks beyond ordinary economic risks, such as interest rate fluctuation and inflation. As we begin to market our products, we become exposed to the opportunities and risks usually associated with marketing and manufacturing novel products, including staff recruiting and retention, market acceptance, product warranty, bad debts, and inventory obsolescence.

         At June 30, 2002, we had invested approximately $8.0 million in available-for-sale marketable securities including investments in United States government securities and corporate bonds. Although we believe the issuers of these marketable securities are solvent and are favorably rated by recognized rating agencies, there is the risk that such issuers may not have sufficient liquid assets to satisfy their obligations at the time such obligations become due. If such were to occur, we may not be able to recover the full amount of our investment.

         Each of our marketable securities has a fixed rate of interest. Accordingly, a change in market interest rates may result in an increase or decrease in the market value of our marketable securities. If we liquidate any of our marketable securities prior to the time of their maturity, we could receive less than the face value of the security.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COMPUTERIZED THERMAL IMAGING, INC.
(A DEVELOPMENT STAGE COMPANY)


TABLE OF CONTENTS
----------------------------------------------------------------------------------------

                                                                                   PAGE
Independent Auditors' Report--Deloitte & Touche LLP                                 F-2

Independent Auditors' Report--HJ & Associates, LLC                                  F-3

Consolidated Balance Sheets as of June 30, 2002 and 2001                            F-4

Consolidated Statements of Operations for the years ended June 30, 2002, 2001,
   and 2000, and for the period June 10, 1987 (inception) through June 30, 2002     F-5

Consolidated Statements of Stockholders' Equity for the years ended June 30,
   2002, 2001, and 2000, and for the period June 10, 1987 (inception) through
   June 30, 2002                                                                    F-6

Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2001,
   and 2000, and for the period June 10, 1987 (inception) through June 30, 2002    F-13

Notes to Consolidated Financial Statements                                         F-14

                                           F-1

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Computerized Thermal Imaging, Inc. and Subsidiaries
(A Development Stage Company)
Lake Oswego, Oregon

We have audited the accompanying consolidated balance sheets of Computerized Thermal Imaging, Inc. and subsidiaries (the "Company") (a development stage company) as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended and for the period June 10, 1987 (date of inception) to June 30, 2002. Our audits also include the information for the years ended June 30, 2002 and 2001 in the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. The Company's consolidated financial statements for the year ended June 30, 2000, and for the period June 10, 1987 (date of inception) through June 30, 2000 were audited by other auditors whose report dated September 1, 2000, expressed an unqualified opinion on those statements. The consolidated financial statements for the period June 10, 1987 (date of inception) through June 30, 2000 reflect total revenues and net loss of $329,283 and $34,601,965, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of other auditors for the cumulative information for the period from June 10, 1987 (date of inception) to June 30, 2000, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, and for the period June 10, 1987 (date of inception) to June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended June 30, 2002 and 2001, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, The Company is in the development stage and the Company's recurring losses from operations, negative cash flows from operations, pending shareholder class-action lawsuits and denial of coverage for any resulting claims by the Company's provider of directors and officers insurance, forced redemption of the convertible debentures, the need for additional working capital, and the possibility that the Company may not receive FDA approval for its primary product raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE LLP

Salt Lake City, Utah
September 25, 2002

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders of
Computerized Thermal Imaging, Inc.
(A Development Stage Company)
Layton, Utah

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Computerized Thermal Imaging, Inc. (a development stage company) for the year ended June 30, 2000, and from inception on June 10, 1987 through June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Computerized Thermal Imaging, Inc. (a development stage company) for the year ended June 30, 2000, and from inception on June 10, 1987 through June 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


HJ & Associates, LLC
Salt Lake City, Utah
September 1, 2000

                         COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND 2001
----------------------------------------------------------------------------------------------------
ASSETS                                                                      2002            2001

CURRENT ASSETS:
  Cash and cash equivalents                                            $    936,796    $  7,810,285
  Investments available for sale                                          8,002,969      11,070,065
  Accounts receivable - trade (less allowance for doubtful
    accounts of $96,115 and $23,963 for 2002 and 2001, respectively)         47,145         383,331
  Accounts receivable - other                                               116,617         559,080
  Inventories                                                             1,078,437         643,098
  Prepaid expenses                                                          514,444         269,708
  Deferred finance costs                                                    366,837              --
                                                                       -------------   -------------
        Total current assets                                             11,063,245      20,735,567
                                                                       -------------   -------------

PROPERTY AND EQUIPMENT, Net                                               1,438,873       1,228,609
                                                                       -------------   -------------

INTANGIBLE ASSETS:
  Goodwill (less accumulated amortization of $1,348,184)                         --       9,834,830
  Intellectual property rights (less accumulated amortization:
  2002 - $10,994; 2001 - $5,993)                                             39,006          44,003
                                                                       -------------   -------------

TOTAL ASSETS                                                           $ 12,541,124    $ 31,843,009
                                                                       =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                     $    992,006    $  1,802,866
  Accrued liabilities                                                     1,426,072         844,203
  Accrued litigation settlement                                           1,400,000              --
  Convertible debenture                                                   2,257,076              --
  Deferred revenues                                                         419,906          11,260
                                                                       -------------   -------------
        Total current liabilities                                         6,495,060       2,658,329
                                                                       -------------   -------------

COMMITMENTS AND CONTINGENCIES (Notes 2, 9, and 13)

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $5.00 par value, 3,000,000
    shares authorized                                                            --              --
  Common stock, $.001 par value, 200,000,000 shares authorized,
    83,004,313 and 81,076,546 issued and outstanding on June 30,
    2002 and 2001, respectively                                              83,004          81,077
  Additional paid-in capital                                             88,644,442      89,910,457
  Accumulated other comprehensive income                                     14,178         106,375
  Deficit accumulated during the development stage                      (82,695,560)    (60,913,229)
                                                                       -------------   -------------
        Total stockholders' equity                                        6,046,064      29,184,680
                                                                       -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 12,541,124    $ 31,843,009
                                                                       =============   =============

       The accompanying notes are an integral part of these consolidated financial statements.

                                    COMPUTERIZED THERMAL IMAGING, INC. AND SUBSIDIARIES
                                               (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2002, 2001, AND 2000
AND FOR THE PERIOD JUNE 10, 1987 (INCEPTION) THROUGH JUNE 30, 2002
--------------------------------------------------------------------------------------------------------------------------

                                                                                                                  FROM
                                                                                                             JUNE 10, 1987
                                                                                                              (INCEPTION)
                                                                          YEARS ENDED JUNE 30,                  THROUGH
                                                             ---------------------------------------------      JUNE 30,
                                                                  2002            2001            2000            2002
INCOME:
  Revenues                                                   $    877,929    $    673,782    $    329,283    $  1,880,994
  Cost of goods sold                                             (609,159)       (419,157)       (176,936)     (1,205,252)
                                                             -------------   -------------   -------------   -------------

GROSS MARGIN                                                      268,770         254,625         152,347         675,742
                                                             -------------   -------------   -------------   -------------

OPERATING EXPENSES:
  Operating, general and administrative                         1,356,017      11,345,164       2,861,414      31,567,865
  Litigation settlements                                        1,600,000              --         583,054       2,697,434
  Research and development                                      6,141,190       8,702,618       5,114,518      26,990,572
  Marketing                                                     2,992,654       3,101,095         674,514       6,916,333
  Depreciation and amortization                                 1,600,015       2,258,445         616,205       4,615,635
  Impairment loss                                               8,717,149       2,893,849              --      11,610,998
                                                             -------------   -------------   -------------   -------------

           Total operating expenses                            22,407,025      28,301,171       9,849,705      84,398,837
                                                             -------------   -------------   -------------   -------------

OPERATING LOSS                                                (22,138,255)    (28,046,546)     (9,697,358)    (83,723,095)
                                                             -------------   -------------   -------------   -------------

OTHER INCOME (EXPENSE):
  Interest income                                                 653,618       1,921,066         837,682       3,438,373
  Interest expense                                               (218,694)             --         (33,479)     (2,392,506)
  Other                                                                --          12,896              --         193,711
                                                             -------------   -------------   -------------   -------------

           Total other income                                     434,924       1,933,962         804,203       1,239,578
                                                             -------------   -------------   -------------   -------------

LOSS BEFORE EXTRAORDINARY ITEM                                (21,703,331)    (26,112,584)     (8,893,155)    (82,483,517)

EXTRAORDINARY GAIN ON
  EXTINGUISHMENT OF DEBT                                               --              --              --          65,637
                                                             -------------   -------------   -------------   -------------

NET LOSS                                                      (21,703,331)    (26,112,584)     (8,893,155)    (82,417,880)

OTHER COMPREHENSIVE INCOME (LOSS) -
  Unrealized gain (loss) on investments available for sale        (92,197)         73,883          32,492          14,178
                                                             -------------   -------------   -------------   -------------

TOTAL COMPREHENSIVE LOSS                                     $(21,795,528)   $(26,038,701)   $ (8,860,663)   $(82,403,702)
                                                             =============   =============   =============   =============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                                  82,525,878      80,463,731      68,452,635              --
                                                             =============   =============   =============   =============

BASIC AND DILUTED LOSS PER COMMON SHARE                      $      (0.26)   $      (0.32)   $      (0.13)             --
                                                             =============   =============   =============   =============

                       The accompanying notes are an integral part of these consolidated statements.

                                               COMPUTERIZED THERMAL IMAGING, INC.
                                                 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2002, 2001, AND 2000
AND FOR THE PERIOD JUNE 10, 1987 (INCEPTION) THROUGH JUNE 30, 2002
-------------------------------------------------------------------------------------------------------------------------------

                                                                                          ACCUMULATED    LOSSES
                                                                                             OTHER     ACCUMULATED
                                             COMMON STOCK        ADDITIONAL                 COMPRE-    DURING THE
                                      ------------------------    PAID-IN    SUBSCRIPTION   HENSIVE    DEVELOPMENT
                                         SHARES      AMOUNT       CAPITAL    RECEIVABLE     INCOME        STAGE        TOTAL
                                      -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance at inception, June 10, 1987           --           --           --           --           --           --           --

Stock issued for cash to founders
  in 1987 at $0.001 per share          5,000,000   $    5,000           --           --           --           --   $    5,000
Stock issued for cash in
  connection with public offering
  in 1988 at $0.004 per share          5,000,000        5,000   $   14,562           --           --           --       19,562
Stock issued for cash in
  connection with a Regulation D
  offering in 1989 at $3.13
  per share                               80,000           80      249,930           --           --           --      250,010
Stock issued for services in
  1990 at $0.51 per share                500,000          500      254,500           --           --           --      255,000
Stock issued for cash in
  connection with a Regulation D
  offering in 1991 at $0.50 per
  share                                  180,000          180       89,820           --           --           --       90,000
Stock issued for services in
  1991 at $0.50 per share              3,240,000        3,240    1,616,760           --           --           --    1,620,000
Stock issued for services in
  1992 at $0.12 per share              4,860,000        4,860      578,340           --           --           --      583,200
Stock issued for services in
  1993 at $0.06 per share              1,134,500        1,134       82,726           --           --           --       83,860
Stock issued for extension of
  debt agreement in 1993 at
  $0.08 per share                          9,000            9          691           --           --           --          700
Stock issued in connection
  with claims of certain stock-
  holders in 1993 at $0.06 per
  share                                    1,000            1           59           --           --           --           60
Stock issued for cash in 1994
  at $0.07 per share                     387,000          387       25,613           --           --           --       26,000
Stock issued for services in
  1994 at $0.10 per share              1,485,660        1,486      149,148           --           --           --      150,634
Stock issued for extension of
  debt agreement in 1994 at
  $0.07 per share                          9,000            9          591           --           --           --          600
                                      -----------  -----------  -----------  -----------  -----------  -----------  -----------

Balance Forward                       21,886,160       21,886    3,062,740           --           --           --    3,084,626
                                      -----------  -----------  -----------  -----------  -----------  -----------  -----------

                    The accompanying notes are an integral part of these consolidated financial statements.

                                                 COMPUTERIZED THERMAL IMAGING, INC.
                                                    (A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2002, 2001, AND 2000
AND FOR THE PERIOD JUNE 10, 1987 (INCEPTION) THROUGH JUNE 30, 2002
------------------------------------------------------------------------------------------------------------------------------------

                                                                                            ACCUMULATED    LOSSES
                                                                                              OTHER      ACCUMULATED
                                           COMMON STOCK          ADDITIONAL                   COMPRE-    DURING THE
                                   ---------------------------    PAID-IN    SUBSCRIPTION     HENSIVE    DEVELOPMENT
                                       SHARES       AMOUNT        CAPITAL     RECEIVABLE      INCOME        STAGE         TOTAL
                                   ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance Forward                      21,886,160  $     21,886  $  3,062,740            --            --            --  $  3,084,626

Stock issued in connection with
  claims by certain stockholders
  at $0.12 per share                     51,000            51         5,989            --            --            --         6,040
Stock issued for cash in 1995
  at $0.60 per share                    679,202           680       407,995            --            --            --       408,675
Stock issued for services in
  1995 at $0.87 per share             3,506,461         3,506     3,049,200            --            --            --     3,052,706
Stock issued to convert notes
  payable in 1996 at $0.17 per
  share                                 702,400           702       117,941            --            --            --       118,643
Common stock issued upon
  conversion of preferred shares
  in 1995 at $1.69 per share            124,600           125       209,875            --            --            --       210,000
Stock issued for cash in
  connection with a Regulation D
  offering in 1996 at $1.00 per
  share                               1,462,600         1,463     1,461,137            --            --            --     1,462,600
Stock issued for note receivable
  in connection with a Regulation
  D offering in 1996 at $1.00 per
  share                                 525,000           525       524,475      (525,000)           --            --            --
Stock issued in satisfaction of
  offering costs in connection
  with a Regulation D offering
  in 1996 at $0.00 per share             53,650            53           (53)           --            --            --            --
Stock issued in connection with
  the settlement of a note payable
  to an individual in 1996 at
  $0.98 per share                       734,942           735       721,345            --            --            --       722,080
Stock issued in connection with
  the settlement of claims by
  certain stockholders in 1996
  at $0.88 per share                    578,000           578       507,702            --            --            --       508,280
Common stock issued upon
  conversion of preferred shares
  in 1996 at $1.70 per share             14,700            14        24,986            --            --            --        25,000
                                   ------------- ------------- ------------- ------------- ------------- ------------- -------------

Balance Forward                      30,318,715        30,318    10,093,332      (525,000)           --            --     9,598,650
                                   ------------- ------------- ------------- ------------- ------------- ------------- -------------

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                 COMPUTERIZED THERMAL IMAGING, INC.
                                                    (A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2002, 2001, AND 2000
AND FOR THE PERIOD JUNE 10, 1987 (INCEPTION) THROUGH JUNE 30, 2002
------------------------------------------------------------------------------------------------------------------------------------

                                                                                           ACCUMULATED     LOSSES
                                                                                             OTHER      ACCUMULATED
                                         COMMON STOCK           ADDITIONAL                  COMPRE-     DURING THE
                                  ---------------------------    PAID-IN    SUBSCRIPTION    HENSIVE     DEVELOPMENT
                                       SHARES       AMOUNT       CAPITAL     RECEIVABLE     INCOME         STAGE         TOTAL
                                  ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance Forward                     30,318,715  $     30,318  $ 10,093,332  $   (525,000)           --            --  $  9,598,650

Stock issued in repayment of
  notes payable/interest expense
  in 1996 at $1.05 per share           146,590           147       153,060            --            --            --       153,207
Stock issued for cash in 1996
  at $0.68 per share                 1,163,625         1,164       795,306            --            --            --       796,470
Stock issued for services in
  1996 at $1.05 per share            1,277,633         1,278       891,874            --            --            --       893,152
Stock issued as a bonus to
  investors in connection with
  the Company's 1996
  Regulation D offering at $0.00
  per share                            211,900           212          (212)           --            --            --            --
Conversion of debentures to
  common stock at $0.65 per
  share                                 98,768            99        64,026            --            --            --        64,125
Stock issued for cash at
  $0.55 per share                    1,833,152         1,833     1,008,376            --            --            --     1,010,209
Stock issued for services at
  $0.59 per share                      687,266           687       404,811            --            --            --       405,498
Losses accumulated during
  the period from inception,
  June 10, 1987 to June 30, 1997            --            --            --            --            --  $(14,739,084)  (14,739,084)
                                  ------------- ------------- ------------- ------------- ------------- ------------- -------------

Balance, June 30, 1997              35,737,649        35,738    13,410,573      (525,000)           --   (14,739,084)   (1,817,773)

Conversion of debentures to
  common stock at $0.41 per
  share                              2,403,838         2,404       977,951            --            --            --       980,355
Stock issued to convertible
  debenture holders for failure
  to complete registration of
  the underlying common stock
  in a timely manner at $0.42
  per share                            197,574           198        82,018            --            --            --        82,216
Stock issued for cash at $0.31
  per share                          9,476,418         9,476     2,896,760            --            --            --     2,906,236
                                  ------------- ------------- ------------- ------------- ------------- ------------- -------------

Balance Forward                     47,815,479        47,816    17,367,302      (525,000)           --   (14,739,084)    2,151,034
                                  ------------- ------------- ------------- ------------- ------------- ------------- -------------

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                 COMPUTERIZED THERMAL IMAGING, INC.
                                                    (A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2002, 2001, AND 2000
AND FOR THE PERIOD JUNE 10, 1987 (INCEPTION) THROUGH JUNE 30, 2002
------------------------------------------------------------------------------------------------------------------------------------

                                                                                            ACCUMULATED     LOSSES
                                                                                              OTHER      ACCUMULATED
                                          COMMON STOCK          ADDITIONAL                    COMPRE-     DURING THE
                                   ---------------------------   PAID-IN     SUBSCRIPTION     HENSIVE     DEVELOPMENT
                                       SHARES       AMOUNT       CAPITAL      RECEIVABLE      INCOME         STAGE         TOTAL
                                   ------------- ------------- ------------- ------------- ------------- ------------- -------------

Balance Forward                      47,815,479  $     47,816  $ 17,367,302  $   (525,000)           --  $(14,739,084) $  2,151,034

Stock issued for services at
  $0.59 per share                       521,478           521       305,860            --            --            --       306,381
Warrants issued for services                 --            --     1,006,000            --            --            --     1,006,000
Stock subject to rescission offer      (771,200)         (771)     (306,102)           --            --            --      (306,873)
Net loss accumulated in 1998                 --            --            --            --            --    (5,943,885)   (5,943,885)
                                   ------------- ------------- ------------- ------------- ------------- ------------- -------------

Balance, June 30, 1998               47,565,757        47,566    18,373,060      (525,000)           --   (20,682,969)   (2,787,343)

Reclassification of stock no
  longer subject to rescission
  offer at $0.40 per share              771,200           771       306,102            --            --            --       306,873
Stock issued in a private place-
  ment to a director and a stock-
  holder for cash at $0.70 per
  share                                 285,000           285       199,715            --            --            --       200,000
Stock issued for cash with
  169,837 shares issued for a
  placement fee to a third party
  at $0.47 per share                  2,133,862         2,134       997,866            --            --            --     1,000,000
Stock issued in satisfaction of
  cash advances at $0.47 per
  share                                 460,861           461       217,316            --            --            --       217,777
Stock issued in satisfaction of
  cash advances from affiliate
  at $0.48 per share                  4,403,323         4,403     2,098,558            --            --            --     2,102,961
Stock issued upon conversion
  of warrants at $0.71 per share,
  net of placement fee of $2,000        264,166           264       187,936            --            --            --       188,200
Stock issued for services at
  $0.67 per share                        45,800            46        30,640            --            --            --        30,686
Stock issued in private
  placement at $0.37 per share        2,364,865         2,365       872,635            --            --            --       875,000
Stock issued for cash to redeem
  two notes totaling $597,500,
  accrued discount of $597,500,
  accrued interest of $49,638,
  for a total of $1,244,638 at
  $0.37 per share                     2,140,164         2,140     1,242,498            --            --            --     1,244,638
                                   ------------- ------------- ------------- ------------- ------------- ------------- -------------

Balance Forward                      60,434,998        60,435    24,526,326      (525,000)           --   (20,682,969)    3,378,792
                                   ------------- ------------- ------------- ------------- ------------- ------------- -------------

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                 COMPUTERIZED THERMAL IMAGING, INC.
                                                    (A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2002, 2001, AND 2000
AND FOR THE PERIOD JUNE 10, 1987 (INCEPTION) THROUGH JUNE 30, 2002
------------------------------------------------------------------------------------------------------------------------------------

                                                                                            ACCUMULATED     LOSSES
                                                                                              OTHER      ACCUMULATED
                                          COMMON STOCK          ADDITIONAL                    COMPRE-     DURING THE
                                   ---------------------------   PAID-IN     SUBSCRIPTION     HENSIVE     DEVELOPMENT
                                       SHARES       AMOUNT       CAPITAL      RECEIVABLE      INCOME         STAGE         TOTAL
                                   ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance Forward                      60,434,998  $     60,435  $ 24,526,326  $   (525,000)           --  $(20,682,969) $  3,378,792

Stock issued for cash at $0.55
  per share, net of offering
  costs of $87,660                    1,669,127         1,669       910,671            --            --            --       912,340
Stock issued in satisfaction
  of liability at $0.29 per share       171,435           172        49,828            --            --            --        50,000
Net loss accumulated in 1999                 --            --            --       525,000            --    (5,025,841)   (4,500,841)
                                   ------------- ------------- ------------- ------------- ------------- ------------- -------------

Balance, June 30, 1999               62,275,560        62,276    25,486,825            --            --   (25,708,810)     (159,709)

Stock issued for cash:
  $0.54 per share, net of
    offering expenses of $25,000        933,707           934       474,066            --            --            --       475,000
  $0.55 per share                       913,916           914       499,086            --            --            --       500,000
  $0.60 per share, net of
    offering expenses of $25,000,       875,657           876       502,583            --            --            --       503,459
  $1.25 per share, net of
    offering expenses of $25,000        400,641           401       474,569            --            --            --       474,970
  $9.80 per share                       510,204           510     4,999,490            --            --            --     5,000,000
Stock issued to corporation for
  services at $0.94 per share            33,997            34        31,839            --            --            --        31,873
Warrants exercised for cash:
  $0.46 per share                       150,000           150        68,850            --            --            --        69,000
  $0.72 per share                       133,166           133        95,746            --            --            --        95,879
  $1.19 per share                       254,155           254       302,203            --            --            --       302,457
  $1.50 per share                        50,000            50        74,950            --            --            --        75,000
  $2.00 per share                       100,000           100       199,900            --            --            --       200,000
  $2.50 per share                     1,235,963         1,236     3,187,130            --            --            --     3,188,366
Stock issued to individuals for
 services:
  $1.20 per share                       200,000           200       239,800            --            --            --       240,000
  $2.80 per share                         2,000             2         5,598            --            --            --         5,600
Stock issued to individual for               --            --            --
  shares of CTICO (a subsidiary):            --            --            --
  $1.20 per share                        15,000            15        17,985            --            --            --        18,000
  $1.50 per share                         5,000             5         7,495            --            --            --         7,500
  $2.80 per share                        50,000            50       139,950            --            --            --       140,000
Warrants exercised for services:             --            --            --
  $3.63 per share                        13,885            13        50,319            --            --            --        50,332
  $3.72 per share                        15,623            16        58,083            --            --            --        58,099
                                   ------------- ------------- ------------- ------------- ------------- ------------- -------------

Balance Forward                      68,168,474        68,169    36,916,467            --            --   (25,708,810)   11,275,826
                                   ------------- ------------- ------------- ------------- ------------- ------------- -------------

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                 COMPUTERIZED THERMAL IMAGING, INC.
                                                    (A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2002, 2001, AND 2000
AND FOR THE PERIOD JUNE 10, 1987 (INCEPTION) THROUGH JUNE 30, 2002
------------------------------------------------------------------------------------------------------------------------------------

                                                                                            ACCUMULATED     LOSSES
                                                                                              OTHER      ACCUMULATED
                                          COMMON STOCK          ADDITIONAL                    COMPRE-     DURING THE
                                  ---------------------------    PAID-IN     SUBSCRIPTION     HENSIVE     DEVELOPMENT
                                       SHARES       AMOUNT       CAPITAL      RECEIVABLE      INCOME         STAGE         TOTAL
                                  ------------- ------------- -------------  ------------- ------------- ------------- -------------

Balance Forward                     68,168,474  $     68,169  $ 36,916,467             --            --  $(25,708,810) $ 11,275,826

Stock issued to Company's
  401K plan at $3.81 per share          11,348            11        43,225             --            --            --        43,236
Warrants exercised for cash
  at $2.50 per share                    76,250            76       190,548             --            --            --       190,624
Stock and warrants issued for
  cash, net of offering expenses
  of $2,932,324, at $3.81 per
  share and warrant                 11,148,766        11,149    39,533,423             --            --            --    39,544,572
Stock issued in connection
  with acquisition of Bales
  Scientific at $7.75 per share        709,678           710     5,499,290             --            --            --     5,500,000
Shares issued on exercise of
  stock options by officer at
  $.70 per share                        35,000            35        24,465             --            --            --        24,500
Options granted to officer at
  15% discount to market as
  compensation                              --            --        91,750             --            --            --        91,750
Warrants issued at 14% discount
  to market in connection with
  the settlement of a lawsuit               --            --       475,000             --            --            --       475,000
Other comprehensive income                  --            --            --             --  $     32,492            --        32,492
Net loss accumulated in 2000                --            --            --             --            --    (8,893,155)   (8,893,155)
                                  ------------- ------------- -------------  ------------- ------------- ------------- -------------

Balance at June 30, 2000            80,149,516        80,150    82,774,168             --        32,492   (34,601,965)   48,284,845

Warrants exercised on a cashless
 basis:
  $0.9375 per share                     32,249            32           (32)            --            --            --            --
  $1.70 per share                      162,430           162          (162)            --            --            --            --
Warrants exercised for cash:
  $0.72 per share                       16,379            16        11,777             --            --            --        11,793
  $2.50 per share                       73,125            73       182,740             --            --            --       182,813
  $5.00 per share                       26,246            27       131,204             --            --            --       131,231
                                  ------------- ------------- -------------  ------------- ------------- ------------- -------------

Balance forward                     80,459,945        80,460    83,099,695             --        32,492   (34,601,965)   48,610,682
                                  ------------- ------------- -------------  ------------- ------------- ------------- -------------

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                 COMPUTERIZED THERMAL IMAGING, INC.
                                                    (A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2002, 2001, AND 2000
AND FOR THE PERIOD JUNE 10, 1987 (INCEPTION) THROUGH JUNE 30, 2002
------------------------------------------------------------------------------------------------------------------------------------

                                                                                            ACCUMULATED     LOSSES
                                                                                              OTHER       ACCUMULATED
                                           COMMON STOCK          ADDITIONAL                   COMPRE-     DURING THE
                                   ---------------------------    PAID-IN    SUBSCRIPTION     HENSIVE     DEVELOPMENT
                                       SHARES       AMOUNT        CAPITAL     RECEIVABLE      INCOME         STAGE         TOTAL
                                   ------------- ------------- ------------- ------------- ------------- ------------- -------------

Balance Forward                      80,459,945  $     80,460  $ 83,099,695            --  $     32,492  $(34,601,965) $ 48,610,682

Options exercised for cash:
  $0.70 per share                       264,286           264       184,736            --            --            --       185,000
  $1.50 per share                        45,766            46        68,603            --            --            --        68,649
  $1.70 per share                       105,659           106       179,516            --            --            --       179,622
Stock issued to Company's
  401K plan at $4.5739 per share         11,533            12        52,739            --            --            --        52,751
Stock issued for services:
  $3.75 per share                       189,357           189       134,646            --            --            --       134,835
Compensation expense on
  options marked to market                   --            --     3,840,942            --            --            --     3,840,942
Refund received of stock offering
 costs                                       --            --       192,664            --            --            --       192,664
Deemed dividend on extension of
 warrants                                    --            --       198,680            --            --      (198,680)           --
Options issued at a discount to
 market                                      --            --       270,986            --            --            --       270,986
Options extended beyond
  their expiration date                      --            --     1,687,250            --            --            --     1,687,250
Other comprehensive income                   --            --            --            --        73,883            --        73,883
Net loss accumulated in 2001                 --            --            --            --            --   (26,112,584)  (26,112,584)
                                   ------------- ------------- ------------- ------------- ------------- ------------- -------------

Balance at June 30, 2001             81,076,546        81,077    89,910,457            --       106,375   (60,913,229)   29,184,680
                                   ============= ============= ============= ============= ============= ============= =============

Options issued for services:
   $1.55 per share                           --            --         7,185            --            --            --         7,185
   $1.88 per share                           --            --         3,486            --            --            --         3,486
   $1.95 per share                           --            --        14,463            --            --            --        14,463
Options exercised for cash:
   $0.75 per share                    1,000,000         1,000       749,000            --            --            --       750,000
   $0.97 per share                      500,000           500       484,500            --            --            --       485,000
   $1.50 per share                       54,002            54        80,950            --            --            --        81,004
Stock issued for cash:
   $0.98 per share                      200,126           200       189,800            --            --            --       190,000
Stock issued for services                50,000            50           (50)           --            --            --            --
Warrants exercised for cash:
   $2.50 per share                      122,715           122       306,665            --            --            --       306,787
Warrants issued for financing:
   $1.87 to $2.03 per share                  --            --       118,905            --            --            --       118,905
Warrants exercised on a cashless
 basis
   $1.19 per share                          924             1            (1)           --            --            --            --
Compensation expense on
   options marked to market                  --            --    (3,501,170)           --            --            --    (3,501,170)
Other comprehensive loss                     --            --            --            --       (92,197)           --       (92,197)
Detachable warrants issued with
  convertible debentures                     --            --        35,959            --            --            --        35,959
Beneficial conversion feature on
   convertible debentures                    --            --       244,293            --            --            --       244,293
Preferential dividend to a
 shareholder                                 --            --            --            --            --       (79,000)      (79,000)
Net loss                                     --            --            --            --            --   (21,703,331)  (21,703,331)
                                   ------------- ------------- ------------- ------------- ------------- ------------- -------------

Balance at June 30, 2002             83,004,313  $     83,004  $ 88,644,442            --  $     14,178  $(82,695,560) $  6,046,064
                                   ============= ============= ============= ============= ============= ============= =============

                       The accompanying notes are an integral part of these consolidated financial statements.

                                              COMPUTERIZED THERMAL IMAGING, INC.
                                                 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2002, 2001, AND 2000
AND FOR THE PERIOD JUNE 10, 1987 (INCEPTION) THROUGH JUNE 30, 2002
------------------------------------------------------------------------------------------------------------------------------

                                                                                                                 JUNE 10, 1987
                                                                                                                   INCEPTION
                                                                               YEARS ENDED JUNE 30,                 THROUGH
                                                                    -------------------------------------------     JUNE 30,
                                                                         2002          2001           2000           2002
                                                                    -------------  -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $(21,703,331)  $(26,112,584)  $ (8,893,155)  $(82,417,880)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                                        1,600,015      2,258,445        616,205      4,615,635
  Impairment loss                                                      8,717,149      2,893,849             --     11,610,998
  Amortization of bond premium (discount)                                 57,025        (74,685)            --        (17,660)
  Amortization of discount on convertible debenture
    and deferred finance costs                                           109,181             --             --      1,038,834
  Common stock, warrants, and options issued
    as compensation for services                                          25,134        270,986        432,205      9,639,920
  Options extended beyond their expiration date                               --      1,687,250             --      1,687,250
  Common stock issued for interest expense                                    --             --             --        423,595
  Stock-based compensation on options marked to market                (3,501,170)     3,840,942             --        339,795
  Common stock issued to settle litigation                                    --             --             --        514,380
  Options issued at discount to market to settle litigation                   --             --        475,000        475,000
  Options issued at discount to market as
    compensation expense                                                      --        134,836         91,750        226,586
  Common stock issued for failure to complete
    timely registration                                                       --             --             --         82,216
  Common stock issued to 401(k) plan                                          --         52,751         43,236         95,977
  Extraordinary gain on extinguishment of debt                                --             --             --        (65,637)
  Bad debt expense                                                       191,351        346,874             --        538,225
  Changes in operating assets and liabilities, net of acquisition:
    Accounts receivable - trade                                          144,835       (230,040)       (55,888)      (145,204)
    Accounts receivables - other                                         442,463       (119,807)      (439,273)       149,295
    Inventories                                                         (435,339)      (532,892)        66,552       (901,679)
    Prepaid expenses                                                    (244,736)       244,696       (210,190)      (272,670)
    Accounts payable                                                    (810,860)     1,114,802        182,221        839,116
    Accrued liabilities                                                  581,869        104,442        642,412      1,311,573
    Accrued litigation settlement                                      1,400,000             --             --      1,400,000
    Deferred revenues                                                    408,646     (1,738,740)     1,750,000        419,906
                                                                    -------------  -------------  -------------  -------------
           Net cash used in operating activities                     (13,017,768)   (15,858,875)    (5,298,925)   (48,412,429)
                                                                    -------------  -------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                                --             --             --          4,790
  Capital expenditures                                                  (687,595)    (1,160,616)      (483,459)    (2,707,418)
  Acquisition of Thermal Imaging, Inc. common stock                           --        (40,000)       (60,000)      (100,000)
  Purchase of software license                                                --             --     (3,850,000)    (3,850,000)
  Purchase of investments available for sale                         (15,447,740)    (2,070,655)   (26,332,615)   (43,851,010)
  Proceeds on redemption of investments available for sale            18,365,615     17,183,558             --     35,549,173
  Acquisition of Bales Scientific common stock,
    net of cash acquired                                                      --             --     (5,604,058)    (5,604,058)
                                                                    -------------  -------------  -------------  -------------
           Net cash provided by (used in) investing activities         2,230,280     13,912,287    (36,330,132)   (20,558,523)
                                                                    -------------  -------------  -------------  -------------

             The accompanying notes are an integral part of these consolidated financial statements.               (Continued)

                                         COMPUTERIZED THERMAL IMAGING, INC.
                                            (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED JUNE 30, 2002, 2001, AND 2000
AND FOR THE PERIOD JUNE 10, 1987 (INCEPTION) THROUGH JUNE 30, 2002
--------------------------------------------------------------------------------------------------------------------

                                                                                                       JUNE 10, 1987
                                                                                                        (INCEPTION)
                                                                       YEARS ENDED JUNE 30,               THROUGH
                                                          -------------------------------------------     JUNE 30,
                                                              2002           2001           2000            2002
                                                          -------------  -------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock and warrants,
    net of offering costs                                 $  1,812,791   $    759,106   $ 50,597,526   $ 63,194,725
  Advances to affiliate                                             --             --       (107,864)      (107,864)
  Advances from stockholders                                        --             --             --      2,320,738
  Proceeds from borrowing, net of finance costs              2,180,208             --             --      5,756,339
  Payments on debt                                                  --             --             --     (1,177,190)
  Preferential dividend to a shareholder                       (79,000)            --             --        (79,000)
                                                          -------------  -------------  -------------  -------------
           Net cash provided by financing activities         3,913,999        759,106     50,489,662     69,907,748
                                                          -------------  -------------  -------------  -------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                      (6,873,489)    (1,187,482)     8,860,605        936,796

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                        7,810,285      8,997,767        137,162             --
                                                          -------------  -------------  -------------  -------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                           $    936,796   $  7,810,285   $  8,997,767   $    936,796
                                                          =============  =============  =============  =============

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for:
     Interest expense                                     $         --   $         --   $         --   $      8,770
     Income taxes                                                   --             --             --             --

SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING AND INVESTING ACTIVITIES
  Warrants issued for financing costs                     $    118,905   $         --             --             --
  Common stock issued to individuals to acquire
    minority interest of subsidiary                                 --             --   $    165,500   $    165,500
  Common stock issued in acquisition of Bales Scientific            --             --      5,500,000      5,500,000
  Options issued at discount to market in connection
    with offering                                                   --             --        744,282        744,282
  Stock offering costs capitalized                                  --             --       (744,282)      (744,282)
  Common stock issued for advances from shareholders                --             --             --      2,320,738
  Common stock issued for notes payable, accrued
   discount and interest                                            --             --             --      2,224,953
  Common stock issued for convertible subordinated
   debentures                                                       --             --             --        640,660
  Common stock issued for liabilities                               --             --             --         50,000

               The accompanying notes are an integral part of these consolidated financial statements.

                       COMPUTERIZED THERMAL IMAGING, INC.
                          (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2002, 2001, AND 2000
--------------------------------------------------------------------------------

1.     SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

       ORGANIZATION--Computerized Thermal Imaging, Inc. (the "Company" or "CTI"), a Nevada Corporation, develops and markets thermal imaging systems for applications in healthcare and industrial markets. The Company's system is based upon computer interpretation of thermal photography using proprietary software developed by the Company. The Company also applies elements of its core thermal imaging technology to industrial non-destructive testing applications. The Company is considered a development stage enterprise because it has not yet generated significant revenues from the sale of its products and has not received FDA approval on its primary product, the Breast Imaging System: the BCS 2100(TM) (the "BCS 2100").

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

       BASIS OF PRESENTATION--The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has been primarily involved in research and development activities. This has resulted in significant operating losses and an accumulated deficit at June 30, 2002, of $82,695,560. As explained in the paragraphs below, the Company has numerous conditions which may adversely affect its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

       The following conditions may adversely affect the Company's ability to continue as a going concern:

       The Company has not received regulatory approval for the BCS 2001. Regulatory approval is contingent upon, among other things, successful completion of an FDA device panel review and an audit of the Company's manufacturing and clinical trial practices. There is no assurance that the Company will receive FDA approval.

       If the BCS 2100 receives FDA approval, the Company's cash flow and profitability will be dependant upon, among other things, successful marketing and acceptance of the system by the medical community, obtaining reimbursements from private and public insurance providers for procedures performed with the BCS 2100, and that customers will find these reimbursements sufficient to warrant its use. There is no assurance that the Company will be able to successfully market the system, secure reimbursements, nor can the Company assure that customers will believe reimbursements offered are sufficient.

       During 2002, five different class-action lawsuits were filed against the Company (see Note 9). The lawsuits allege that the Company misled shareholders regarding such things as FDA approval and other matters. The Company's bylaws and contractual agreements require the Company indemnify its current and former directors and officers by providing legal defense and covering damages they may suffer if the plaintiffs are successful. The provider of the Company's director and officer insurance has denied coverage for the litigation.

       During July 2002, the holder of the Company's convertible debenture required its redemption (see Note 2). In certain circumstances, the terms of the agreements between the Company and the debenture holder permit the Company to redeem the convertible debenture through the issuance of its common stock. However, the Company estimates it will be able to satisfy approximately $696,000 of the $2,898,000 redeemable balance through issuance of common stock due to limitations in the agreements, the remaining balance will be payable in cash. There can be no assurance that the Company will be able to negotiate a revised payment schedule or obtain the additional funding necessary to satisfy this obligation.

       The Company's current operating plan for fiscal 2003 assumes the expenditure of approximately $16 million for general and administrative costs, research and development, marketing, and payment of litigation settlements that were reached during the first quarter of fiscal 2003 (see Note 9). The operating plan does not contemplate cash payments that will be required to redeem the Company's convertible debentures as described above (see Note 2) or any costs related to the shareholder class-action lawsuits (see Note 9). In order to fund operations, the Company will be required to raise additional capital through debt or equity financing. Uncertainties regarding FDA approval for the BCS 2100 and the shareholder litigation may make fund raising more difficult.

       Management of the Company, has taken certain actions in response to these risk factors. Management believes that regulatory approval is contingent upon, among other things, successful completion of an FDA device panel review and an audit of the Company's manufacturing and clinical trial practices. The FDA's Radiological Devices Panel will meet October 16, 2002, to review, discuss and make a recommendation regarding the BCS 2100, and the Company expects to conclude the manufacturing practices and clinical trail audits during the second quarter of Fiscal 2003. Management is confident, but cannot guarantee whether or when the FDA will approve the BCS 2100, and has retained consultants to assist with preparation for the Radiological Devices Panel meeting, manufacturing practices and clinical trial audits.

       Further, management believes that success with regulatory activities will facilitate funding and insurance reimbursement efforts. The Company has retained an investment banker to assist in securing additional funding and renegotiation of existing agreements, and consultants to assist with securing insurance reimbursements.

       The Company plans to secure additional cash from operations through selective cost reduction activities, by continuing to actively market in the United States and International markets, by securing expanded indications for use of its pain management products (which may require regulatory approval) and is conducting studies for customers that may result in the development of new industrial applications. Management cannot guarantee success of these efforts.

       In connection with shareholder lawsuits filed against the company, which the Company believes are without merit, and subsequent denial of coverage by the Company's Directors and Officers Liability insurance carrier; the Company has retained counsel to defend the shareholder litigation and insurance counsel to manage its relationship with the D&O insurance carrier.

       PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Computerized Thermal Imaging Company ("CTICO"), formerly known as Thermal Medical Imaging, Inc, which was dissolved during June 2001, and Bales Scientific, Inc. All intercompany transactions and accounts have been eliminated.

       USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       CASH AND CASH EQUIVALENTS--Cash and cash equivalents include cash in checking accounts and short-term highly liquid investments with an original maturity of three months or less.

       INVESTMENTS AVAILABLE FOR SALE--The Company invests cash reserves in U.S. government securities, corporate bonds and certificates of deposit. All investments are classified as available for sale and are reported at fair market value with net unrealized gains or losses (net of taxes) reported as a separate component of stockholders' equity.

       INVENTORIES--Inventories consist of finished goods, work-in-process, and raw materials. Inventories are stated at the lower of cost or market, with cost determined using the first-in first-out method.

       PROPERTY AND EQUIPMENT--Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives:

           Leasehold improvements                                                         3 years
           Office furniture and fixtures                                                5-7 years
           Machinery and equipment (including demonstration equipment)                  2-7 years

       INTANGIBLE ASSETS--Intangible assets are stated at cost and amortized using the straight-line method over their estimated useful lives:

           Intellectual property rights                                                 10 years
           Goodwill                                                                     10 years

       ACCRUED LIABILITIES--Included in accrued liabilities are bonuses payable to employees totaling $284,163. Bonuses are performance driven and are computed based on a percentage of each employees' salary.

       REVENUE RECOGNITION--The Company recognizes revenue from its product sales upon shipment of products when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations remain, the fee is fixed or determinable, and collectibility is probable. If these conditions are not met, revenue is deferred until such obligations and conditions are fulfilled. If the Company retains an ongoing obligation under a sales arrangement, revenue is deferred until all the Company's obligations are fulfilled. Warranty revenue is recognized ratably over the period of the agreement as services are provided.

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

       RESEARCH AND DEVELOPMENT EXPENSES--The Company expenses as incurred the direct, indirect, and purchased research and development costs associated with its products.

       IMPAIRMENT OF LONG-LIVED ASSETS--The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During 2002, the Company wrote-off approximately $8,700,000 of goodwill based on its assessment that the entire carrying value of goodwill was not recoverable.

       STOCK-BASED COMPENSATION--The Company has elected to follow the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES FOR STOCK-BASED COMPENSATION, for stock options granted to employees and directors and to furnish the pro forma disclosure required under Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Options and warrants issued for services are accounted for in accordance with SFAS 123.

       COMPREHENSIVE INCOME--The Company classifies components of other comprehensive income in the consolidated financial statements and displays the accumulated balance of other comprehensive income as a separate component of stockholders' equity in the consolidated balance sheets.

       NET LOSS PER SHARE--Net loss per share is based on the net loss and the weighted average number of common shares outstanding during each period. Common equivalent shares from common stock options and warrants are excluded from the computation of diluted earnings per share, as their effect would be antidilutive to the loss per share for all periods presented.

       RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS--SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment-only approach. Goodwill, including goodwill recorded in past business combinations, is no longer amortized, but is tested for impairment at least annually at the reporting unit level. The Company is required to adopt SFAS No. 142 for its fiscal year beginning July 1, 2002. Management does not expect this statement to have a material impact on the Company's consolidated financial position or results of operations.

       In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. This statement addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. The Company is required to implement SFAS No. 143 on July 1, 2002. Management does not expect this statement to have a material impact on the Company's consolidated financial position or results of operations.

       In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This statement supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used and expands the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company is required to implement SFAS No. 144 on July 1, 2002. Management does not expect this statement to have a material impact on the Company's consolidated financial position or results of operations.

       In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. This statement eliminates the required classification of gain or loss on extinguishment of debt as an extraordinary item of income and states that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30, REPORTING RESULTS OF OPERATIONS. This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. The Company is required to implement SFAS No. 145 on July 1, 2002. Management has not determined the impact, if any, this statement will have on the Company's consolidated financial position or results of operations.

       In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Management has not determined the impact, if any, this statement will have on the Company's consolidated financial position or results of operations.

       RECLASSIFICATION--Certain prior period amounts have been reclassified to conform to the current year presentation.

2.     CONVERTIBLE DEBENTURE

       On December 31, 2001, the Company entered into a financing agreement (the "Agreement") with Beach Boulevard, LLC (the "Investor"), pursuant to which the Company issued a 7 percent convertible debenture in the amount of $2.5 million (the "Convertible Debenture") and secured an equity line of credit (the "Equity Line") that allows the Company to sell up to $20 million in common stock to the Investor at 94 percent of the market price, as defined by the Agreement. The Convertible Debenture is due on December 31, 2004. The terms of the Agreement permit the Investor to convert the Convertible Debenture into 2,100,694 shares of common stock at a conversion price of $1.44 per share at any time during the term of the Agreement. Interest on the Convertible Debenture is due on the conversion date and is payable, at the option of the Company, in cash or common stock.

       In connection with the agreement, the Company entered into a registration rights agreement and subsequently filed an effective registration statement with the SEC. The Investor may require the Company to redeem all or a portion of the Convertible Debenture if the average closing bid price of the Company's common stock for the 90 consecutive trading days after the effective date of the registration statement is less than $1.44 (a "Trigger Event"). The amount redeemable is equal to 111 percent of the principal balance of the Convertible Debenture and accrued interest (the "Redeemable Balance"). If a Trigger Event occurs, the Investor is required to provide notice to the Company of its election to force redemption and to specify the date (the "Redemption Due Date") on which the Redeemable Balance is to be paid. If the Company does not pay the Redeemable Balance in full by the Redemption Due Date, the Company is required to issue registered unrestricted shares of common stock pursuant to a series of mandatory put notices consistent with the terms of the Equity Line. If the Redeemable Balance is not satisfied through the mandatory puts within six months of the Investor's notice to force redemption, the unpaid portion of the Redeemable Balance is required to be paid immediately.

       On July 25, 2002, the Investor notified the Company that a Trigger Event had occurred and the Redeemable Balance of the Convertible Debenture became due. On the date of the Trigger Event, the Redeemable Balance was approximately $2,898,000, which includes principal of $2,500,000, $111,000 of accrued interest and $287,000 of penalty. The Company elected to satisfy the Redeemable Balance through a series of mandatory put notices based on the terms of the Equity Line. The terms of the Equity Line provide for one mandatory put per month and a maximum put amount per put equal to the lesser of $500,000 or 125 percent of the weighted average trading volume of the Company's common stock for the 20 days immediately preceding the date of the mandatory put notice. Based on the terms of the Equity Line and the weighted average trading volume for the 20 days preceding the first mandatory put on August 1, 2002, the Company estimates it will be able to pay approximately $696,000 of the Redeemable Balance before the end of the six-month period. The remaining unpaid balance will then be payable in cash.

       In connection with the Agreement, the Company issued the Investor warrants for the purchase of 260,417 shares of common stock at $2.03 a share and 641,026 shares of common stock at $1.95 a share, which expire December 31, 2004 and December 31, 2007, respectively. The proceeds from the Debenture Offering were allocated between the Convertible Debenture, the beneficial conversion feature, and the warrants issued to the Investor. The Company also issued separate warrants to an investment bank for the purchase of 100,000 shares of common stock at $1.87 per share. The fair market value of these warrants and other related financing costs have been recorded as deferred financing costs. Because of the Trigger Event discussed in the preceding paragraph, the deferred financing costs are being amortized over the six-month period ending January 25, 2003.

3.     INVESTMENTS AVAILABLE FOR SALE

       The following table summarizes the Company's investments available for sale (in thousands):

                                             2002                                             2001
                         ----------------------------------------------   ---------------------------------------------
                                       GROSS        GROSS                               GROSS        GROSS
                         AMORTIZED   UNREALIZED   UNREALIZED    FAIR      AMORTIZED   UNREALIZED   UNREALIZED   FAIR
                           COST        GAINS        LOSSES      VALUE       COST        GAINS        LOSSES     VALUE
Corporate securities      $ 4,379     $    13     $   (22)     $ 4,370     $10,106     $    92     $    --     $10,198
Government securities       3,500          23          --        3,523         748          14          --         762
Other                         110          --          --          110         110          --          --         110
                          --------    --------    --------     --------    --------    --------    --------    --------

Total                     $ 7,989     $    36     $   (22)     $ 8,003     $10,964     $   106     $    --     $11,070
                          ========    ========    ========     ========    ========    ========    ========    ========

       Contractual maturities and yields of investments in available-for-sale securities at June 30 were as follows (in thousands):

                                     CORPORATE SECURITIES              GOVERNMENT SECURITIES            ALL OTHER DEBT SECURITIES
                               -------------------------------   --------------------------------   --------------------------------
                               AMORTIZED     FAIR                AMORTIZED     FAIR                 AMORTIZED     FAIR
                                 COST       VALUE      YIELD       COST        VALUE      YIELD       COST        VALUE       YIELD
2002
Due within 1 year              $ 4,379     $ 4,370     6.78 %     $    --     $    --                $   110     $   110       4.00%
After 1 but within 5 years          --          --                  3,500       3,523     3.40 %          --          --         --
                               --------    --------    -------    --------    --------    -------    --------    --------     ------

Total                          $ 4,379     $ 4,370     6.78 %     $ 3,500     $ 3,523     3.40 %     $   110     $   110       4.00%
                               ========    ========    =======    ========    ========    =======    ========    ========     ======

2001
Due within 1 year              $10,106     $10,198     6.55 %     $   748     $   762     6.77 %     $   110     $   110       6.50%
                               ========    ========    =======    ========    ========    =======    ========    ========     ======

       Gross realized gains from sales of investment securities classified as available for sale were $16,000 and $22,000 for the years ended June 30, 2002 and 2001, respectively. There were no gross realized losses during 2002 and 2001, and no realized gains or losses during 2000.

4.     INVENTORIES

       Inventories consist of the following at June 30, 2002 and 2001:

                                               2002               2001

       Raw materials                        $  490,464         $  280,331
       Work-in-process                         102,178             61,567
       Finished goods                          485,795            301,200
                                            -----------        -----------

       Total                                $1,078,437         $  643,098
                                            ===========        ===========


       As of June 30, 2002, finished goods include inventories totaling $220,738 related to deferred revenues of $419,906 for the year ended June 30, 2002. No amounts were deferred for the year ended June 30, 2001.

5.     PROPERTY AND EQUIPMENT

       Property and equipment consists of the following at June 30, 2002 and 2001:

                                                2002             2001

       Leasehold improvements               $   211,769      $   197,470
       Office furniture and fixtures            348,732          237,579
       Machinery and equipment                1,815,261        1,276,237
                                            ------------     ------------

                                              2,375,762        1,711,286
       Less accumulated depreciation           (936,889)        (482,677)
                                            ------------     ------------

       Property and equipment, net          $ 1,438,873      $ 1,228,609
                                            ============     ============

       Depreciation expense for the years ended June 30, 2002, 2001, and 2000 was approximately $477,000, $1,053,000, and $471,000, respectively.

       Included in machinery and equipment is approximately $311,000 of demonstration equipment and $102,000 of equipment held for sale. Demonstration equipment used in clinical studies, tradeshows, research and development, and customer demonstrations is recorded at cost and amortized over two years.

       During the year ended June 30, 2001, the Company recognized an impairment loss relating to property and equipment of approximately $150,000.

6.     INTANGIBLE ASSETS

       Intangible assets consist of the following at June 30, 2002 and 2001:

                                               2002              2001

       Goodwill                                     --      $ 11,183,010
       Intellectual property rights       $     50,000            50,000
                                          -------------     -------------

                                                50,000        11,233,010
       Less accumulated amortization           (10,994)       (1,354,177)
                                          -------------     -------------

       Net Intangible assets              $     39,006      $  9,878,833
                                          =============     =============

       Amortization expense for the years ended June 30, 2002, 2001, and 2000 was approximately $1,123,000, $1,205,000, and $145,000, respectively.
       During 2002, the Company wrote-off approximately $8,700,000 of goodwill based on its assessment that the entire carrying value of goodwill was not recoverable. During 2001, the Company concluded that changes in the regulatory environment precluded effective marketing of its database management system and abandoned the project. Therefore, the Company reduced the carrying value of its software license to zero, due to the fact there was no market for the license, and recognized an impairment loss of approximately $2,740,000.

7.     BUSINESS COMBINATIONS

       Effective April 18, 2000, the Company acquired all of the issued and outstanding capital stock of Bales Scientific, Inc. for $5,604,058 in cash, common stock with a fair market value of approximately $5,500,000, and the assumption of liabilities totaling $155,167. The acquisition was accounted for using the purchase method of accounting; as such, results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. In conjunction with the acquisition, the Company recorded goodwill of approximately $10,871,863, which was being amortized over 10 years until the Company determined in 2002 that the entire carrying value of goodwill was not recoverable.

       The unaudited pro forma results of operations of the Company for the years ended June 30, 2000 and 1999 (assuming the acquisition of Bales had occurred as of July 1, 1998) are as follows:

                                                2000             1999

       Net revenues                         $ 1,222,530      $   687,772
       Net loss                              (8,900,830)      (4,081,498)
       Basic loss per common share                (0.11)           (0.06)

8.     INCOME TAXES

       Net deferred income taxes at June 30, 2002 and 2001 are as follows:

                                                    2002              2001

       Deferred tax assets:
         Net operating loss carryforward       $ 23,514,796      $ 20,434,674
         Research credit carryforward             1,757,076         1,253,066
         Deferred revenue                           161,664                --
         Accrued compensation                     1,041,144                --
         Other                                      905,577            89,622
                                               -------------     -------------

       Total                                     27,380,257        21,777,362
       Less valuation allowance                 (27,316,907)      (21,615,745)
                                               -------------     -------------

       Deferred tax assets                           63,350           161,617

       Deferred tax liabilities:
         Tax depreciation and amortization          (22,395)         (161,617)
         Other                                      (40,955)               --
                                               -------------     -------------

       Deferred tax liabilities                     (63,350)         (161,617)
                                               -------------     -------------

       Total                                   $         --      $         --
                                               =============     =============

       The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% was applied to pre-tax loss is as follows:

                                                                2002             2001             2000
       Computed Federal income tax benefit
         at statutory rate of 34%                           $(7,405,993)     $(8,878,279)     $(3,023,845)
       State income tax benefit, net of federal benefit        (748,887)      (1,175,066)        (400,215)
       Goodwill                                               3,343,833          463,948           55,740
       Other nondeductible items                                 15,215            6,171          117,196
       Research credit                                         (250,000)        (258,611)        (258,612)
       True-up of prior year return                            (655,330)
       Increase in valuation allowance                        5,701,162        9,841,837        3,509,736
                                                            ------------     ------------     ------------

       Total                                                $        --      $        --      $        --
                                                            ============     ============     ============

       At June 30, 2002, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $61,077,000 of unused net operating losses available for carry forward to future years. The benefit from carry forward of such net operating losses will expire in various years between 2003 and 2022 and could be subject to severe limitations if significant ownership changes occur in the Company. Of the unused net operating losses noted above, approximately $6.0 million relates to losses incurred by the Company's subsidiary, CTICO. In fiscal years prior to June 30, 2001, CTICO was not included in the consolidated federal income tax returns of the Company. Accordingly, the $6.0 million loss incurred by CTICO is further subject to separate limitations that severely restrict the ability of the Company to use such losses.

9.     COMMITMENTS AND CONTINGENCIES

       LITIGATION--The Company is involved in a lawsuit, Al-Hasawi v CTI, brought in connection with its April 2000 private placement wherein the plaintiffs allege non-payment of cash and options earned in connection with their efforts in that funding. Al-Hasawi asserts the Company failed to pay him commissions of approximately $516,000 plus stock options to purchase 1,070,000 shares of common stock, valued by the plaintiff at $15 million.

       The Company has categorically denied all of the individual's claims and has affirmatively alleged that, at all times, the individual acted as an agent of Financial Services Group, a shareholder of the Company. The Company is currently engaged in discovery and no trial date yet has been set. Due to the preliminary nature of this lawsuit, no provision for loss has been made in the consolidated financial statements.

       In 2002, five different class-action lawsuits were filed against the Company in the U.S. District Court in Oregon. Each suit makes substantially the same allegations: the Company misled shareholders regarding such things as FDA approval and other matters, which the plaintiffs believe caused significant damage to the shareholders at the time of these alleged misrepresentations and omissions. The Company believes the allegations are without merit and intends to defend them vigorously. Defending these lawsuits, which the Company expects will be consolidated into a single lawsuit, will require additional legal expenses to defend, may adversely impair the Company's ability to raise funds from outside third parties, and will distract certain members of management from day-to-day operations. Moreover, the Company's insurance carrier has denied coverage of the plaintiffs' claims and, accordingly, has indicated it will not cover the costs of defending the claims and will not pay any resulting damages the Company may suffer if the plaintiffs are successful. Due to the preliminary nature of these lawsuits, no provision for losses related to these matters has been recorded in the consolidated financial statements.

       Finally, under the Company's bylaws and contractual agreements the Company is required to indemnify its current and former officers and directors who are parties to the litigation by providing legal defense through the Company's attorneys (or reimbursing the parties for their own attorneys) and covering all damages the parties may suffer if the plaintiffs are successful.

       A former consultant sued the Company for various allegations in June 2000. The lawsuit was settled in February 2002.

       In June 2001, the Company terminated the employment of Mr. Packer, its former president. Shortly thereafter, Mr. Packer filed suit against the Company to recover benefits, compensation, and 1,000,000 stock options granted pursuant to certain employment and separation agreements the Company had previously entered into with Mr. Packer. The Company filed a counterclaim and answer with affirmative defenses against Mr. Packer. The Company later dismissed its counterclaim and the trial court subsequently granted summary judgment in favor of Mr. Packer against the Company's affirmative defenses. As a result, the extent of Mr. Packer's damages remained the only outstanding issue. On August 30, 2002, the Company and Mr. Packer reached a settlement in this case that concluded Mr. Packer's and the Company's claims and allows the Company to avoid further defense costs and litigation risk. In connection with the settlement, the Company assumed a promissory note that was payable by Mr. Packer to another shareholder of the Company (see Note 13). The cash portion of the settlement and an amount equal to the amount due under the promissory note have been included with litigation settlements in the accompanying statement of operations for the year ended June 30, 2002.

       Results of operations for the year ended June 30, 2002 reflect the settlement of two lawsuits at a cost of $1,600,000.

       The Company is involved in certain other litigation matters in the normal course of business which, in the opinion of management, will not result in any material adverse effects on the financial position, results of operations, or net cash flows of the Company.

       OPERATING LEASES--The Company leases certain office and warehouse space. Total expense recorded under operating lease agreements in the accompanying consolidated statements of operations is approximately $557,000, $554,000, and $388,000 for the years ended June 30, 2002, 2001, and 2000, respectively.

       At June 30, 2002, the future minimum payments required under the noncancelable operating leases are as follows:

       Year ended June 30:
         2003                                $429,000
         2004                                 203,000
         2005                                 198,000
         2006                                 134,000
                                             ---------

       Total                                 $964,000
                                             =========

       With respect to one of the leases, the Company has an $110,000 cash-collateralized letter of credit to secure leasehold improvements made by the lessor.

       OTHER CONTINGENCIES--The Company has funded its operations in part by means of various offerings thought to be exempt from the registration requirements of the Securities Act of 1933 or various applicable state securities laws. In the event that any of the exemptions upon which the Company relied were not, in fact, available, the Company could face claims from federal and state regulators and from purchasers of their securities. Management and legal counsel, although not aware of any alleged specific violations, cannot predict the likelihood of claims or the range of potential liability that could arise from this issue.

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

10.    STOCKHOLDERS' EQUITY

       PREFERRED STOCK--The Company has authorized 3,000,000 shares of $5.00 par value preferred stock that is convertible into shares of common stock. The Board of Directors has the authority, without further stockholder action, to issue up to 3,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof.

       The Company had no preferred stock outstanding as of June 30, 2002 and 2001.

11.    STOCK WARRANTS AND OPTIONS

       WARRANTS--A summary of warrant activity for the period from July 1, 1999, through June 30, 2002, is as follows:

                                                  # OF
                                                  SHARES         EXERCISE PRICE

Balance at July 1, 1999                           4,600,583      $0.46 - $3.72

  Exercised (including cashless exercises)       (2,084,747)     $0.46 - $3.72
  Granted                                         6,368,360      $1.70 - $7.25
                                                ------------

Balance at June 30, 2002                          8,884,196      $0.46 - $7.25

  Exercised (including cashless exercises)         (353,398)     $0.72 - $5.00
  Granted                                                --
                                                ------------

Balance at June 30, 2001                          8,530,798      $0.46 - $7.25

  Exercised (including cashless exercises)         (132,715)     $2.50
  Granted                                         1,001,443      $1.87 - $2.03
  Forfeited                                      (2,680,013)     $0.72  -  $7.25
                                                ------------

Balance at June 30, 2002                          6,719,513      $0.46 - $7.25
                                                ============

       During the year ended June 30, 2002, warrants at $2.50 per common share were exercised for the purchase of 122,715 common stock shares of the Company for proceeds of $306,788. Also, during the year, 10,000 warrants were exercised on a cashless basis for 924 shares of common stock at a price of $1.19 per warrant. Warrants at prices ranging from $0.72 - $7.25 to purchase 2,680,013 shares of common stock were cancelled.

       During the year ended June 30, 2001, 115,750 warrants were exercised for the purchase of 115,750, common stock shares of the Company for proceeds of $325,837. The warrants were exercised at prices ranging from $0.72 to $5.00 per common share. Also during the year ended June 30, 2001, 237,648 warrants were exercised on a cashless basis for 194,679 shares of common stock at prices ranging from $.94 to $1.70 per warrant.

       OPTIONS--Periodically, the Company issues incentive stock options to employees and officers and non-qualified options to directors and outside consultants to promote the success of the Company and enhance its ability to attract and retain the services of qualified persons.

       The Company has granted 6,971,762 options and issued 50,000 shares of stock under the 1997 Stock Option and Restricted Stock Plans (the "Plan") since its adoption, and could issue an additional aggregate of 1,200,302 options and shares. The Plan permits restricted stock grants to employees, officers, directors and consultants at prices that may be less than 100 percent of the fair market value of the Company's common stock on the date of issuance. The Company also has outstanding 905,000 non-statutory stock options issued outside the Plan Options issued under the Plan will generally have a term of 10 years from the date of grant and will generally vest ratably over the following three years subsequent to the date of grant.

       EMPLOYEE STOCK OPTIONS--The Company has granted the following fixed price stock options during the period July 1, 1999, through June 30, 2002:

                                                      2002                         2001                          2000
                                            ---------------------------------------------------------------------------------------
                                                              Weighted                                  Weighted         Weighted
                                                              Average                                   Average          Average
                                                              Exercise                                  Exercise         Exercise
                                               Shares           Price       Shares        Price          Shares           Price
                                            ---------------------------------------------------------------------------------------
       Outstanding at beginning of year       8,457,846      $   1.73     5,798,617    $      1.56      4,850,000      $      0.97
       Granted .........................        996,499          1.25     3,119,627           2.08        983,617             4.41
       Exercised .......................     (1,554,002)         0.85      (310,052)          0.82        (35,000)            0.97
       Forfeited .......................        (23,581)         2.19      (150,346)          3.84             --               --
                                            ------------     ---------   -----------   ------------   ------------     ------------
       Outstanding at end of year ......      7,876,762      $   1.83     8,457,846    $      1.73      5,798,617      $      1.56
                                            ------------     ---------   -----------   ------------   ------------     ------------

       Options exercisable at year end .      6,160,018                   6,386,357                    4,789,583
                                            ------------                 -----------                  ------------

       Weighted average fair value of
         options granted during the year    $      0.49                  $     1.36                   $    2.05
                                            ------------                 -----------                  ------------

       The following table summarizes information about stock options issued to employees outstanding at June 30, 2002:

                                             OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
                          ------------------------------------------------------------       ------------------------------------
                                                      Weighted
                                                      Average             Weighted                                    Weighted
      Range of                                        Remaining            Average                                      Average
      Exercise               Number                  Contractual           Exercise               Number               Exercise
        Price             Outstanding                   Life                Price              Exercisable              Price
---------------------------------------------------------------------------------------------------------------------------------
 $ .63 - $ .91             1,366,414                     2.77               $ 0.70              1,110,714               $ 0.71
 $1.00 - $1.81             4,046,505                     5.01                 1.38              3,323,440                 1.30
 $2.27 - $2.95             1,584,740                     3.15                 2.29              1,393,980                 2.26
 $3.00 - $3.90               536,150                     4.95                 3.53                304,649                 3.50
 $4.00 -  5.00                81,704                     8.08                 4.33                 27,235                 4.33
         $7.72               261,249                     0.86                 7.72                     --                   --
---------------           -----------                   ------              -------            -----------              -------

 $ .63 - $7.72             7,876,762                     4.28               $ 1.83              6,160,018               $ 1.55
===============           ===========                   ======              =======            ===========              =======

       Proforma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using Black-Scholes option pricing model with the following assumptions for 2002, 2001 and 2000:

       1) risk-free interest rate between 2.00 and 6.43 percent depending upon the term of the option;
       2)     no dividend yield;
       3)     no discount for lack of marketability; and
       4) a volatility factor of the expected market price of the Company's common stock from 1.68% to 68% for the years ended June 30, 2000 through 2002.

       The Black-Scholes option valuation model was developed for use in estimating fair value of traded options that have no vesting restrictions and are fully transferable, and require the use of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its outstanding stock options.

       For purposes of proforma disclosure, the estimated fair value of the options is included in expense over the vesting period of the options. The Company's proforma information follows:

                                                           2002                2001               2000
                                                    ------------------------------------------------------
       Net loss:
         As reported ..........................     $  (21,703,331)     $  (26,112,584)     $  (8,893,155)
         Pro forma ............................        (25,990,516)        (25,476,420)        (9,191,024)
       Basic and diluted loss per common share:
         As reported ..........................     $        (0.26)     $        (0.32)     $       (0.13)
         Pro forma ............................              (0.32)              (0.32)             (0.13)

       NON-EMPLOYEE STOCK OPTIONS--Changes in stock options issued to non-employees are as follows for the years ended June 30, 2002, 2001, and 2000, respectively:

                                                2002                              2001                        2000
                                   --------------------------------------------------------------------------------------------
                                                        WEIGHTED                        WEIGHTED                     WEIGHTED
                                                         AVERAGE                         AVERAGE                      AVERAGE
                                                        EXERCISE                        EXERCISE                     EXERCISE
                                      SHARES             PRICE              SHARES        PRICE         SHARES         PRICE
                                   --------------------------------------------------------------------------------------------

Outstanding at beginning of year        2,410,967        $ 1.09          2,516,626       $ 1.12         2,000,000       $ 0.60
Granted                                    75,000          1.81                  -                        516,626         3.13
Exercised                                 (36,118)         1.70           (105,659)        1.70
                                   --------------------------------------------------------------------------------------------

Outstanding at end of year              2,449,849        $ 1.11          2,410,967       $ 1.09         2,516,626       $ 1.12
                                   ============================================================================================

Options exercisable at
  year end                              2,449,849        $ 1.11          2,410,967       $ 1.09         2,516,626       $ 1.12
                                   ============================================================================================

Weighted average fair value
  of options granted during
  the year                                 $ 0.34                                -                         $ 1.22
                                   ===============                  ===============                ===============

       The following table summarizes information about stock options issued to non-employees that were outstanding at June 30, 2002:

                                             OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                            ---------------------------------------------------------     ---------------------------------
                                                    Weighted
                                                     Average               Weighted                               Weighted
           Range of                                 Remaining              Average                                Average
           Exercise              Number            Contractual             Exercise              Number           Exercise
             Price            Outstanding             Life                  Price             Exercisable          Price
         ------------------------------------------------------------------------------------------------------------------

               $ 0.60          2,000,000              0.39                $ 0.60             2,000,000            $ 0.60
         $1.00 - 1.81            309,849              1.18                  1.69               309,849              1.69
               $ 1.95             40,000              2.39                  1.95                40,000              1.95
               $ 9.06            100,000              0.80                  9.06               100,000              9.06
              -------            --------             -----                 -----              --------             ----

              $ 9.06           2,449,849              0.54                $ 1.11             2,449,849            $ 1.11
              =======          ==========             =====               =======            ==========           ======

12.    PROFIT SHARING PLAN

       The Company sponsors a profit sharing plan (the Plan) under Section 401(k) of the Internal Revenue Code. The Plan is designed to allow participating employees to accumulate savings for retirement or other purposes. Under the Plan, all full-time employees are eligible to participate. The Plan allows employees to make contributions to the Plan from salary reductions up to a maximum amount established by the Internal Revenue Service, currently $11,000 for 2002. The Company may, at the discretion of the board of directors match a percentage of employee contributions with its common stock or cash. Matching contributions vest ratably over a two-year period. During the years ended June 30, 2002, 2001, and 2000, the Company expensed $62,202, $52,751, and $43,236, respectively, as contributions to the Plan.

13.    RELATED PARTY TRANSACTIONS

       The Company has been dependent upon certain individuals, officers, stockholders and other related parties to provide capital, management services, assistance in finding new sources for debt and equity financing, and guidance in the development of the Company's business. The related parties have generally provided services and incurred expenses on behalf of the Company in exchange for shares of the Company's common stock.

       During 2002, the Company paid a shareholder $79,000. Because of inadequate documentation, the amount has been recorded as a preferential dividend to a shareholder in the accompanying statement of stockholders' equity for the year ended June 30, 2002. The Company also assumed a $100,000 promissory note due to the same shareholder in connection with settling certain litigation (see Note 9) and in connection therewith recorded a $100,000 expense in the accompanying consolidated statement of operations for the year ended June 30, 2002.

       During 2001, the Company determined that a note receivable from a shareholder totaling $130,247 was uncollectible and wrote-off the entire amount.

       During 2000, the Company compensated a shareholder for services totaling approximately $46,000 and granted options to acquire 3,038 shares of common stock at a strike price of $1.70 per share.

       In conjunction with the acquisition of Bales in 2000 (see Note 7), the Company entered into a licensing agreement with the former owner of Bales, who is also a current shareholder of the Company, whereby the Company would pay $250 for each Photonic Stimulator manufactured by the Company. The agreement extends through April 2003. Under the terms of the agreement, the Company paid $51,500, $29,500, and $2,250 during 2002, 2001, and 2000, respectively. Additionally, the Company paid rents for office space to the same individual totaling $95,262, $91,400, and $18,100 during 2002, 2001, and 2000, respectively.

14.    SEGMENTS

       Beginning July 1, 2001, the Company changed the structure of its internal organization such that management now evaluates the Company based on two distinct operating segments: medical and industrial products and services. Segment information for 2001 and 2000 has been restated.

                                          2002                             2001                            2000
                             Medical   Industrial   Total     Medical   Industrial   Total     Medical  Industrial    Total
Revenues                    $    750   $    128   $    878   $    566   $    108   $    674   $    318   $     11   $    329
Cost of goods sold              (582)       (27)      (609)      (381)       (38)      (419)       176         (1)      (177)
                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Gross margin                     168        101        269        185         70        255        142         10        152

Operation, general and
  administrative               1,098        258      1,356      9,189      2,156     11,345      2,770         91      2,861
Litigation settlements         1,600         --      1,600         --         --         --        583         --        583
Research & development         5,089      1,052      6,141      7,937        766      8,703      5,079         35      5,114
Marketing                      2,424        569      2,993      2,512        589      3,101        675                   675
Depreciation and
 amortization                  1,549         51      1,600      2,242         16      2,258        471        145        616
Impairment loss                8,717         --      8,717      2,894         --      2,894         --         --         --
                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Total operating expenses    20,477      1,930     22,407     24,774      3,527     28,301      9,578        271      9,849
                            ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Operating loss          $(20,309)  $ (1,829)  $(22,138)  $(24,589)  $ (3,457)  $(28,046)  $ (9,436)  $   (261)  $ (9,697)
                            =========  =========  =========  =========  =========  =========  =========  =========  =========

       Because of the integrated nature of the Company's operations, management believes that assets for the two segments cannot be reported separately.

                                     ******

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


PART III
--------

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Information concerning our Company's executive officers required by this item is included in the Biographical section of the Election of Directors portion of the definitive proxy statement, which is incorporated herein by reference and will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the close of our fiscal year ended June 30, 2002.


ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to executive compensation is included under "Executive Compensation" in the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information with respect to security ownership of certain beneficial owners and management and related stockholder matters is included under "Security Ownership Of Certain Beneficial Owners And Management" in the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FROM 8-K.

         The following reports are filed with this report:

                  (1)      Financial Statements.

                           The financial statements are included in Item 8 above.

                  (2)      Financial Statement Schedules.

                           The financial statements schedule as set forth in
                           Item 8 of this report is incorporated by reference.

                           Schedule II valuation and qualifying accounts

                  (3)      Reports on Form 8-K

                           Form 8-K filed April 9, 2002 (Item 5 Other Events. New Director)

                           Form 8-K filed May 14, 2002 (Item 5 Other Events. Response to Various Law Suits)

                           Form 8-K filed June 18, 2002 (Item 5 Other Events. Change of Board of Directors)

                  (4)      Exhibits.

                           The following exhibits are filed, or were previously filed, as part of this report


                         *          Filed herewith.
                      **   Incorporated by reference as noted.

Exhibit No.       Identification of Exhibit
-----------       -------------------------

3.1** Articles of Incorporation of Computerized Thermal Imaging, Inc., filed June 10, 1987 (incorporated by reference to the Registrant's Registration Statement SB-2 filed March 3, 1998, as subsequently amended).

3.1.1** Amendment to Articles of Incorporation filed July 31, 1987 (incorporated by reference to the Registrant's Registration Statement SB-2 filed March 3, 1998, as subsequently amended).

3.1.2** Amendment to Articles of Incorporation filed August 12, 1989 (incorporated by reference to the Registrant's Registration Statement SB-2 filed March 3, 1998, as subsequently amended).

3.1.3** Amendment to Articles of Incorporation filed November 6, 1989 (incorporated by reference to the Registrant's Registration Statement SB-2 filed March 3, 1998, as subsequently amended).

3.1.4** Amendment to Articles of Incorporation filed April 22, 1992 (incorporated by reference to the Registrant's Registration Statement SB-2 filed March 3, 1998, as subsequently amended).

3.1.5** Amendment to Articles of Incorporation filed February 17, 1998 (incorporated by reference to the Registrant's Registration Statement SB-2 filed March 3, 1998, as subsequently amended).

3.1.6** Amendment to Articles of Incorporation filed July 5, 2000 (incorporated by reference to the Registrant's Registration Statement SB-2 filed March 3, 1998, as subsequently amended).

3.2** Bylaws of Computerized Thermal Imaging, Inc., as amended January 15, 1998 (incorporated by reference to the Registrant's Registration Statement SB-2 filed March 3, 1998, as subsequently amended). Debenture (incorporated by reference to Form 8-K filed on January 14, 2002).

4.1 Debenture (incorporated by reference to Form 8-K filed on January 14, 2002)

4.2** Form of Warrant (Debenture) (incorporated by reference to Form 8-K filed on January 14, 2002).

4.3** Form of Warrant (Equity Line) (incorporated by reference to Form 8-K filed on January 14, 2002).

4.4** Registration Rights Agreement (Debenture) (incorporated by reference to Form 8-K filed on January 14, 2002).

4.5** Registration Rights Agreement (Equity Line) (incorporated by reference to Form 8-K filed on January 14, 2002).

10.1** Computerized Thermal Imaging, Inc. 401(k) Retirement Plan Restatement 2001 (the "Plan") (incorporated by reference to Form S-8 filed on July, 15, 2002).

10.2** Computerized Thermal Imaging, Inc. 401(k) Retirement Plan Restatement 2001 Amendment (incorporated by reference to Form S-8 filed on July, 15, 2002).

10.3** Computerized Thermal Imaging, Inc. 401(k) Retirement Plan Restatement 2001 Second Amendment (incorporated by reference to Form S-8 filed on July, 15, 2002).

10.4** Employment Agreement dated October 12, 2000 between Computerized Thermal Imaging, Inc. and John M. Brenna. (incorporated by reference to Form 10-QA filed on May 17, 2001).

10.5* Employment Agreement dated September 18, 2000 between Computerized Thermal Imaging, Inc. and Richard V. Secord.

10.6* Employment Agreement dated June 6, 2000 between Computerized Thermal Imaging, Inc. and Bernard J. Brady.

10.7** Securities Purchase Agreement dated as of December 21, 2001, by and between Computerized Thermal Imaging, Inc. and Beach Boulevard, LLC. (incorporated by reference to Form 8-K filed on January 14, 2002).

10.8** Private Equity Credit Agreement dated as of December 21, 2001, by and between Computerized Thermal Imaging, Inc., a Nevada corporation, and Beach Boulevard, LLC. (incorporated by reference to Form 8-K filed on January 14, 2002).

10.9** Registration Rights Agreement by and between Computerized Thermal Imaging, Inc., and Beach Boulevard, LLC (incorporated by reference to Form 8-K filed on January 14, 2002).

10.10** Debenture by and between Computerized Thermal Imaging,Inc. and Beach Boulevard, LLC. (incorporated by reference to Form 8-K filed on January 14, 2002).

10.11** Lease agreement dated June 13, 2001, between Computerized Thermal Imaging, Inc. and Silver Creek Engineering (incorporated by reference to Form 10-K/A filed on October, 2, 2001).

10.12** Lease Agreement dated May 31, 2000, between Computerized Thermal Imaging, Inc. and St. Paul Properties, Inc. (incorporated by reference to Form 10-K filed on September 15, 2000).

21                Subsidiaries of registrant

23.1*             Consent of Deloitte & Touche, LLP.

23.2*             Consent of HJ & Associates, LLC.

99.1*             Certification of Chief Executive Officer

99.2*             Certification of Chief Financial Officer

SIGNATURES

         In accordance with Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COMPUTERIZED THERMAL IMAGING, INC.

Date: September 30, 2002                   /s/ Richard V. Secord
                                           -----------------------------------
                                           RICHARD V. SECORD
                                           Director, Chairman of the Board and
                                           Chief Executive Officer


         In accordance with The Exchange Act, this report has been signed by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

/s/ Richard V. Secord                                     September 30, 2002
-------------------------------
RICHARD V. SECORD
Director, Chairman of the Board
and Chief Executive Officer

/s/ John M/. Brenna                                       September 30, 2002
-------------------------------
JOHN M. BRENNA
Director, President &
Chief Operating Officer

/s/ Brent M. Pratley                                      September 30, 2002
-------------------------------
BRENT M. PRATLEY, M.D.
Director

/s/ Milton R. Geilmann                                    September 30, 2002
-------------------------------
MILTON R. GEILMANN
Director

/s/ Harry C. Aderholt                                     September 30, 2002
-------------------------------
HARRY C. ADERHOLT
Director

/s/ Robert L. Simmons                                     September 30, 2002
-------------------------------
ROBERT L. SIMMONS, M.D.
Director

/s/ Bernard J. Brady                                      September 30, 2002
-------------------------------
BERNARD BRADY
Chief Financial Officer,
Treasurer & Secretary

                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

       The following table summarizes the Company's valuation and qualifying accounts:

                   Balance at   Additions   Additions
                  beginning of  Charged to     via                   Balance at
Description           year       Expenses  Acquisitions  Deductions  end of year
--------------------------------------------------------------------------------
Allowance for
  Doubtful Accounts:
          2000           --           --    $   4,200           --     $   4,200
          2001    $   4,200    $  23,963           --    $  (4,200)       23,963
          2002       23,963      191,350           --     (119,198)       96,115
                  --------------------------------------------------------------
Allowance for
  Inventory
  Obsolescence:
          2000           --           --           --           --            --
          2001           --    $ 120,209           --           --     $ 120,209
          2002    $ 120,209       93,555           --           --       213,764
                  --------------------------------------------------------------

         Deductions represents write-offs, net of recoveries