Form 10-Q
period 2002-09-30
COMPUTERIZED THERMAL IMAGING INC
filed 2002-11-15
CIK 1021853

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to _____________

                        Commission file number: 000-23955

                       COMPUTERIZED THERMAL IMAGING, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 NEVADA                                       87-0458721
    -----------------------------------                -------------------------
(State or other jurisdiction of incorporation                 (IRS Employer
           or organization)                              Identification No.)

Two Centerpointe Drive, Suite 450 Lake Oswego, Oregon             97035
         -----------------------------------                 ----------------
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

         APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, par value $0.001, of which 83,948,878 shares were issued and outstanding as of October 30, 2002.

                       COMPUTERIZED THERMAL IMAGING, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements..................................................3

         Condensed Consolidated Balance Sheets as of September 30, 2002
         and June 30, 2002 ....................................................3

         Condensed Consolidated Statements of Operations for the three months ended September 30, 2002 and 2001 and for the period from inception on June 10, 1987 to September 30, 2002 .....................4

         Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2002 and 2001 and for the period from inception on June 10, 1987 to September 30, 2002 .....................5

         Notes to Condensed Consolidated Financial Statements..................7

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................14

ITEM 3.  Quantitative and Qualitative Disclosure of Market Risk...............23

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings....................................................23

ITEM 2.  Changes in Securities................................................25

ITEM 3.  Defaults upon Senior Securities......................................25

ITEM 4.  Submission of Matters to a Vote of Security Holders..................25

ITEM 5.  Other Information....................................................25

ITEM 6.  Exhibits and Reports on Form 8-K.....................................25

SIGNATURES ...................................................................26


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 COMPUTERIZED THERMAL IMAGING, INC.
                                    (A Development Stage Company)
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (UNAUDITED)

                                                                     September 30,        June 30,
ASSETS                                                                   2002              2002
CURRENT ASSETS:
  Cash and cash equivalents                                          $    669,249       $    936,796
  Investments available for sale                                        4,478,097          8,002,969
  Accounts receivable-trade, net                                          327,835             47,145
  Accounts receivable-other, net                                           59,466            116,617
  Inventories                                                           1,172,928          1,078,437
  Prepaid expenses                                                        341,376            514,444
  Deferred finance costs                                                  132,359            366,837
                                                                     -------------      -------------
        Total current assets                                            7,181,310         11,063,245
                                                                     -------------      -------------

PROPERTY AND EQUIPMENT, Net                                             1,326,936          1,438,873
                                                                     -------------      -------------

INTANGIBLE ASSETS:
  Intellectual property rights, net                                        37,746             39,006
                                                                     -------------      -------------

TOTAL ASSETS                                                         $  8,545,992       $ 12,541,124
                                                                     =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                   $    712,919       $    992,006
  Accrued liabilities                                                   1,445,046          1,426,072
  Accrued settlement reserve                                              100,000          1,400,000
  Convertible debenture                                                 2,549,215          2,257,076
  Deferred revenues and deposits                                          807,853            419,906
                                                                     -------------      -------------
        Total current liabilities                                       5,615,033          6,495,060
                                                                     -------------      -------------

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $5.00 par value, 3,000,000
    shares authorized; issued-none                                             --                 --
  Common stock, $.001 par value, 200,000,000 shares authorized,
    83,489,455 and 83,004,313 issued and outstanding on
    September 30, 2002 and June 30, 2002,  respectively                    83,489             83,004
  Additional paid-in capital                                           88,936,369         88,644,442
  Accumulated other comprehensive income                                   28,611             14,178
  Deficit accumulated during the development stage                    (86,117,510)       (82,695,560)
                                                                     -------------      -------------
        Total stockholders' equity                                      2,930,959          6,046,064
                                                                     -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  8,545,992       $ 12,541,124
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


                                      COMPUTERIZED THERMAL IMAGING, INC.
                                         (A Development Stage Company)
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)

                                                                                                         FROM
                                                                THREE MONTH PERIOD ENDED             JUNE 10, 1987
                                                                      SEPTEMBER 30,                    (INCEPTION)
                                                           -------------------------------------        THROUGH
                                                                  2002              2001          SEPTEMBER 30, 2002
INCOME:
  Revenues                                                      $    263,930       $    207,253       $  2,144,924
  Cost of goods sold                                                (204,377)          (111,433)        (1,409,629)
                                                                -------------      -------------      -------------

GROSS MARGIN                                                          59,553             95,820            735,295
                                                                -------------      -------------      -------------

OPERATING EXPENSES:
  General and administrative                                         832,791         (2,027,427)        32,400,656
  Litigation Settlements                                                  --                 --          2,697,434
  Research and development                                         1,248,312          1,289,413         28,238,884
  Marketing                                                          608,515            230,237          7,524,848
  Depreciation and amortization                                      163,584            386,567          4,779,219
  Impairment loss                                                         --                 --         11,610,998
                                                                -------------      -------------      -------------

Total operating expenses                                           2,853,202           (121,210)        87,252,039
                                                                -------------      -------------      -------------

OPERATING INCOME (LOSS)                                           (2,793,649)           217,030        (86,516,744)
                                                                -------------      -------------      -------------

OTHER INCOME (EXPENSE):
  Interest income                                                     89,349            264,724          3,527,722
  Interest expense                                                  (717,650)                --         (3,110,156)
  Other                                                                   --                 --            193,711
                                                                -------------      -------------      -------------

Total other income (expense)                                        (628,301)           264,724            611,277
                                                                -------------      -------------      -------------

LOSS BEFORE EXTRAORDINARY ITEM                                    (3,421,950)           481,754        (85,905,467)

EXTRAORDINARY GAIN ON
  EXTINGUISHMENT OF DEBT                                                  --                 --             65,637
                                                                -------------      -------------      -------------

NET INCOME (LOSS)                                                 (3,421,950)           481,754        (85,839,830)

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized gain (loss) on investments available for sale            14,433            (20,268)            28,611
                                                                -------------      -------------      -------------

TOTAL COMPREHENSIVE  INCOME (LOSS)                              $ (3,407,517)      $    461,486       $(85,811,219)
                                                                =============      =============      =============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                                     83,135,384         81,529,282                 --
                                                                =============      =============      =============

BASIC (LOSS)EARNINGS PER COMMON SHARE                           $      (0.04)      $       0.01                 --
                                                                =============      =============      =============

FULLY DILUTED SHARES OUTSTANDING                                  83,135,384         86,569,553
                                                                =============      =============

FULLY DILUTED (LOSS) EARNINGS PER SHARE                         $      (0.04)      $       0.01                 --
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


                                     COMPUTERIZED THERMAL IMAGING, INC.
                                        (A Development Stage Company)
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)

                                                                                                              FROM
                                                                         THREE MONTHS ENDED                INCEPTION
                                                                             SEPTEMBER 30,                   THROUGH
                                                                     -------------------------------       SEPTEMBER 30,
                                                                          2002              2001              2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  $ (3,421,950)      $    481,754       $(85,839,830)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
  Depreciation and amortization                                           163,584            386,567          4,779,219
  Impairment loss                                                              --                 --         11,610,998
  Bond amortization                                                        24,316             48,035              6,656
  Amortization of bonds and deferred finance costs and
    discounts on convertible debenture                                    388,904                 --          1,427,738
  Common stock, warrants, and options issued
    as compensation for services                                               --                 --          9,639,920
  Options extended beyond their expiration date                                --                 --          1,687,250
  Common stock issued for interest expense                                     --                 --            423,595
  Stock-based compensation on options marked to market                      7,280         (3,348,669)           347,075
  Common stock issued to settle litigation                                     --                 --            514,380
  Options issued at discount to market to settle litigation                    --                 --            475,000
  Options issued at discount to market as
    compensation expense                                                       --                 --            226,586
  Penalty on convertible debenture                                        287,164                               287,164
  Common stock issued for failure to complete
    timely registration                                                        --                 --             82,216
  Common stock issued to 401(k) plan                                           --                 --             95,977
  Extraordinary gain on extinguishment of debt                                 --                 --            (65,637)
  Bad debt expense                                                        (30,713)            51,925            507,512
  Changes in operating assets and liabilities:
    Accounts receivable - trade                                          (249,977)          (230,865)          (395,181)

    Accounts receivable - other                                            57,151            384,703            206,446
    Inventories                                                           (94,491)          (303,237)          (996,170)
    Prepaid expenses                                                      173,068            (11,895)           (99,602)
    Accounts payable                                                     (279,087)          (574,910)           560,029
    Accrued liabilities                                                    72,586            (42,066)         1,384,159
    Accrued litigation settlement                                      (1,300,000)                              100,000
    Deferred revenues and deposits                                        387,947            354,200            807,853
                                                                     -------------      -------------      -------------
           Net cash used in operating activities                       (3,814,218)        (2,804,458)       (52,226,647)
                                                                     -------------      -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                                 --                 --              4,790
  Capital expenditures                                                    (50,387)          (100,600)        (2,757,805)
  Acquisition of Thermal Imaging, Inc. common stock                            --                 --           (100,000)
  Purchase of software license                                                 --                 --         (3,850,000)
  Purchase of investments available for sale                                   --         (8,160,431)       (43,851,010)
  Proceeds from redemption of investments available for sale            3,514,989          8,010,000         39,064,162
  Acquisition of Bales Scientific common stock,                                                                      --
    net of cash acquired                                                       --                 --         (5,604,058)
                                                                     -------------      -------------      -------------
           Net cash provided by (used in)  investing activities         3,464,602           (251,031)       (17,093,921)
                                                                     -------------      -------------      -------------

                        The accompanying condensed notes are an integral part of these consolidated financial statements.
                                                                                                             (Continued)


                                      COMPUTERIZED THERMAL IMAGING, INC.
                                         (A Development Stage Company)
                          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                                 (UNAUDITED)

                                                                                                         FROM
                                                                    THREE MONTHS ENDED                INCEPTION
                                                                        SEPTEMBER 30,                   THROUGH
                                                                -------------------------------       SEPTEMBER 30,
                                                                     2002              2001              2002
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock and warrants,
    net of offering costs                                       $     82,069       $  1,627,741       $ 63,276,794
  Advances to affiliate                                                   --                 --           (107,864)
  Advances from stockholders                                              --                 --          2,320,738
  Preferential dividend to a shareholder                                  --                               (79,000)
  Proceeds from borrowing-net of finance
   costs and penalties                                                    --                 --          5,756,339
  Payments on debt                                                        --                 --         (1,177,190)
                                                                -------------      -------------      -------------
           Net cash provided by financing activities                  82,069          1,627,741         69,989,817
                                                                -------------      -------------      -------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                              (267,547)        (1,427,748)           669,249

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                936,796          7,810,285                 --
                                                                -------------      -------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $    669,249       $  6,382,537       $    669,249
                                                                =============      =============      =============

SUPPLEMENTAL CASH FLOW INFORMATION

     Interest expense                                           $         --       $         --       $      8,770
     Income taxes                                                         --                 --                 --

SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING AND INVESTING ACTIVITIES
  Common stock issued to redeem a portion of the
    converible debenture and pay interest and penalty           $    203,064       $         --       $    203,064
  Common stock issued to individuals to acquire
    minority interest of subsidiary                                       --                 --         165,500.00
  Common stock issued in consideration of Bales Scientific                --                 --          5,500,000
  Options issued at discount to market in connection
    with offering                                                         --                 --            744,282
  Stock offering costs capitalized                                        --                 --           (744,282)
  Common stock issued for advances from shareholders                      --                 --          2,320,738
  Common stock issued for notes payable, accrued
   discount and interest                                                  --                 --          2,224,953
  Common stock issued for convertible subordinated
   debentures                                                             --                 --            640,660
  Common stock issued for liabilities                                     --                 --             50,000

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

                       COMPUTERIZED THERMAL IMAGING, INC.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (UNAUDITED)

NOTE A. UNAUDITED FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

         The condensed consolidated financial statements for the three-month periods ended September 30, 2002 and 2001 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's most recent Form 10-K. The consolidated results of operations for the three-month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

         Certain amounts from the prior period financial statements have been reclassified to conform with current period presentation.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, including for example, accounts receivable allowances, inventory obsolescence reserves, deferred tax valuation allowances, and reserve for pending or threatening litigation. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. In its Annual Report on Form 10-K for the year ended June 30, 2002, the Company reported that the Company's recurring losses from operations, negative cash flows from operations, pending shareholder class-action lawsuits and denial of coverage for any resulting claims by the Company's provider of directors and officers insurance, forced redemption of the convertible debentures, the need for additional working capital, and the possibility that the Company may not receive FDA approval for its primary product raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

NOTE B. RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used and establishes new standards and the recognition of certain identifiable intangible assets separate from goodwill for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. The Company adopted this statement on July 1, 2002, and the adoption did not have a material impact on the Company's consolidated financial statements.

         The FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, effective June 1, 2002, that addresses obligations associated with the retirement of tangible long-lived assets and associated retirement costs.

The FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, effective for fiscal years beginning after December 15, 2001, that addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 143 and 144 on July 1, 2002, and the adoption did not have a material impact on the Company's consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. SFAS No. 145 rescinds several statements, including SFAS No. 4, REPORTING GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT. The statement also makes several technical corrections to other existing authoritative pronouncements. SFAS No. 145 is effective for the Company July 1, 2002, except for the rescission of SFAS No. 4, which is effective in January 2003. Management does not expect this statement to have a material impact on the Company's consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3. The Company adopted SFAS No. 146 effective for the Company July 1, 2002, and the adoption did not have a material impact on the Company's consolidated financial statements.

NOTE C. CONVERTIBLE DEBENTURE

         On December 31, 2001, the Company entered into a financing agreement (the "Agreement") with Beach Boulevard, LLC (the "Investor"), pursuant to which the Company issued a 7 percent convertible debenture in the amount of $2.5 million (the "Convertible Debenture") and secured an equity line of credit (the "Equity Line") that allows the Company to sell up to $20 million in common stock to the Investor at 94 percent of the market price, as defined by the Agreement. Based on its original terms, the Convertible Debenture is due on December 31, 2004. The terms of the Agreement permit the Investor to convert the Convertible Debenture into 2,100,694 shares of common stock at a conversion price of $1.44 per share at any time during the term of the Agreement. Interest on the Convertible Debenture is due on the conversion date and is payable, at the option of the Company, in cash or common stock.

         In connection with the agreement, the Company entered into a registration rights agreement and subsequently filed a registration statement with the SEC, which was declared effective on March 18, 2002. The Investor may require the Company to redeem all or a portion of the Convertible Debenture if the average closing bid price of the Company's common stock for the 90 consecutive trading days after the effective date of the registration statement is less than $1.44 (a "Trigger Event"). The amount redeemable is equal to 111 percent of the principal balance of the Convertible Debenture and accrued interest (the "Redeemable Balance"). If a Trigger Event occurs, the Investor is required to provide notice to the Company of its election to force redemption and to specify the date (the "Redemption Due Date") on which the Redeemable Balance is to be paid. If the Company does not pay the Redeemable Balance in full by the Redemption Due Date, the Company is required to issue registered unrestricted shares of common stock pursuant to a series of mandatory put notices consistent with the terms of the Equity Line. If the Redeemable Balance is not satisfied through the mandatory puts within six months of the Investor's notice to force redemption, the unpaid portion of the Redeemable Balance is required to be paid immediately.

         On July 25, 2002, the Investor notified the Company that a Trigger Event had occurred and the Redeemable Balance of the Convertible Debenture became due. On the date of the Trigger Event, the Redeemable Balance was approximately $2,898,000, which included principal of approximately $2,500,000, $111,000 of accrued interest and $287,000 of penalty. The Company elected to satisfy the Redeemable Balance through a series of mandatory put notices based on the terms of the Equity Line. The terms of the Equity Line provide for one mandatory put per month and a maximum put amount per put equal to the lesser of $500,000 or 125 percent of the weighted average trading volume of the Company's common stock for the 20 days immediately preceding the date of the mandatory put notice.

         In connection with the Agreement, the Company issued the Investor warrants for the purchase of 260,417 shares of common stock at $2.03 a share and 641,026 shares of common stock at $1.95 a share, which expire December 31, 2004 and December 31, 2007, respectively. The proceeds from the Debenture Offering were allocated between the Convertible Debenture, the beneficial conversion feature, and the warrants issued to the Investor. The Company also issued separate warrants to an investment bank for the purchase of 100,000 shares of common stock at $1.87 per share in connection with the Debenture Offering. The fair market value of these warrants and other related financing costs have been recorded as deferred financing costs. Because of the Trigger Event discussed in the preceding paragraph, the deferred financing costs and discount on the convertible debenture are being amortized over the six-month period ending January 25, 2003.

         During the three months ended September 30, 2002, the Company issued 341,533 common shares through mandatory put notices and applied the proceeds to redeem $128,000 of principal, $49,000 of accrued interest, and $19,000 of penalty pursuant to requirements of the Equity Line. The Company also issued 143,609 shares of common stock for $82,000 pursuant to the Equity Line and used the proceeds for general corporate purposes.

         The redeemable balance on September 30, 2002, was approximately $2,625,000. Based on the terms of the Equity Line and the weighted average trading volume for the 20 days preceding the first mandatory put on August 1, 2002, the Company estimates it will be able to pay approximately $600,000 of the Redeemable Balance before the end of the six-month period. The remaining unpaid balance will then be payable in cash.

NOTE D. REVENUE RECOGNITION

         The Company recognizes revenue from product sales when it has a firm fixed price substantiated by a signed purchase order, the products have been shipped, the Company has fulfilled all obligations contingent to the sale, and collectibility is probable. If these conditions are not met, revenue is deferred until all obligations and conditions are fulfilled. For example, if the Company retains an obligation to install or provide software upgrades; revenue is deferred until the product is installed or the software or the upgrade is provided. The Company occasionally sells extended warranties, and revenue related to these transactions is recognized ratably over the period of the agreement as services are provided.

NOTE E. INVENTORIES

         Inventories are stated at the lower-of-cost or market with cost determined using first-in first-out. Inventories consist of the following:

                                               SEPTEMBER 30,          JUNE 30,
                                                    2002                2002

Raw Materials                                  $  532,913            $  490,464
Work-in process                                   104,913               102,178
Finished goods                                    535,101               485,795
                                               -----------           -----------

Total                                          $1,172,928            $1,078,437
                                               ===========           ===========

Finished goods inventory at September 30, 2002, consists of $276,101 of finished goods ready for sale, and $259,000 of deferred costs relating to deferred revenue and deposits of $808,000.

NOTE F. INCOME TAXES

         The Company accounts for income taxes using the liability method. Under this method, the Company records deferred income taxes to reflect future year tax consequences of temporary differences between the tax basis of assets and liabilities and their financial statement amounts. The Company has reviewed its net deferred tax assets, together with net operating loss carry-forwards, and has provided a valuation allowance to reduce its net deferred tax assets to their net realizable value.

NOTE G.  STOCK WARRANTS, OPTIONS, AND RESTRICTED STOCK

         In accordance with Accounting Principles Board Opinion (APB) No. 25 ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES FOR STOCK-BASED COMPENSATION, and Financial Accounting Standards Board Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION (AN INTERPRETATION OF APB 25), during the quarter ended September 30, 2001, the Company recorded a decrease to operating expenses of approximately $3,349,000 related to stock-based compensation for variable stock options. This non-cash adjustment represents changes in the difference between the exercise price of certain stock options and the fair market value of the underlying security (the Company's common stock). Because the value of a share of the Company's stock at September 30, 2001 was less than the value of a share at June 30, 2001, the Company recorded a decrease in previously recognized expense.

NOTE H. CONTINGENCIES

         Except as disclosed in our Form 10-K and in Part II, Item 1 of this report, the Company is unaware of any material contingencies.

NOTE I. EARNINGS PER SHARE

         Basic and fully diluted earnings per share are based on the net income
(loss) for the period and the weighted average number of common shares outstanding during each period. For the quarter ended September 30, 2002, common equivalent shares from common stock options and warrants are excluded from the computation of diluted earnings per share, as their effect would be antidilutive. Options to purchase approximately 916,000 shares of common stock at prices ranging from $2.95 to $9.06 per share and warrants to purchase approximately 5,847,000 shares of common stock at prices ranging from $5.00 to $7.25 were outstanding during the quarter ended September 30, 2001, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares. Basic and diluted earnings per share are as follows:

                        For the Three Month Period Ended September 30, 2002
                        ---------------------------------------------------

                                                        Income                 Shares              Per-Share
                                                     (Numerator)           (Denominator)            Amount
                                                     -----------           -------------            ------
      Loss before extraordinary item
        and accounting change......................... $(3,421,950)
                                                       ------------

      Basic Loss per share............................ $(3,421,950)            83,135,384           $ (0.04)
                                                                                                    ========

      Effect of dilutive securities
        Options.......................................                               -
        Warrants......................................                               -
                                                                               ----------

      Diluted loss per share.......................... $(3,421,950)            83,135,384           $ (0.04)
                                                       ============            ==========           ========

                        For the Three Month Period Ended September 30, 2001
                        ---------------------------------------------------

                                                        Income                 Shares              Per-Share
                                                     (Numerator)           (Denominator)            Amount
                                                     -----------           -------------            ------

      Income before extraordinary item
        and accounting change......................... $481,754
                                                       --------

      Basic earnings per share........................ $481,754                81,529,282           $ 0.01
                                                                                                    ======

      Effect of dilutive securities
        Options.......................................                          4,411,806
        Warrants......................................                            628,465
                                                                               ----------

      Diluted earnings per share...................... $481,754                86,569,553           $ 0.01
                                                       ========                ==========           ======

NOTE J. SEGMENTS

         Management evaluates the Company as two distinct lines of business: medical and industrial products and services. The following table describes operations for each product segment for the three-month periods September 30, 2002 and 2001.

Segment results for the three month period ended September 30, 2002

                                             Medical          Industrial           Total
                                             -------          ----------           -----
Revenues                                   $   250,930       $    13,000       $   263,930
Cost of goods sold                            (200,477)           (3,900)         (204,377)
                                           ------------      ------------      ------------
      Gross margin                              50,453             9,100            59,553

Operation, general and administrative          674,561           158,230           832,791
Research and development                     1,022,475           225,837         1,248,312
Marketing                                      492,897           115,618           608,515
Depreciation and amortization                  146,889            16,695           163,584
                                           ------------      ------------      ------------
      Total operating expense                2,336,822           516,380         2,853,202
                                           ------------      ------------      ------------

      Operating loss                       $(2,286,369)      $  (507,280)      $(2,793,649)
                                           ============      ============      ============

Segment results for the three month period ended September 30, 2001

                                             Medical          Industrial           Total
                                             -------          ----------           -----
Revenues                                   $   136,680       $    70,573       $   207,253
Cost of goods sold                             (97,850)          (13,583)         (111,433)
                                           ------------      ------------      ------------
      Gross margin                              38,830            56,990            95,820

Operation, general and administrative       (1,642,216)         (385,211)       (2,027,427)
Research and development                       970,066           319,347         1,289,413
Marketing                                      186,492            43,745           230,237
Depreciation and amortization                  100,529           286,038           386,567
                                           ------------      ------------      ------------
      Total operating expense                 (385,129)          263,919          (121,210)
                                           ------------      ------------      ------------

      Operating income (loss)              $   423,959       $  (206,929)      $   217,030
                                           ============      ============      ============

NOTE K. FDA DEVELOPMENTS

         The Company's medical imaging and treatment products are subject to regulation by the US Food and Drug Administration ("FDA"). The Company is seeking approval for its Breast Cancer System through the FDA's Pre-Market Approval process ("PMA"), which requires rigorous clinical efficacy testing, manufacturing and other data. The Company utilized the FDA's modular submission method and has submitted all five modules of the PMA to the FDA for review.

         On July 25, 2002, the FDA announced that the Company's breast cancer system would be discussed at an FDA Panel Review Meeting scheduled for October 16, 2002. On October 15, 2002, the Company agreed to change the Panel date to December 10, 2002 at the request of the FDA staff, who requested additional time to resolve an administrative breakdown and logistical issues. The FDA has represented to the Company that the FDA does not expect the Panel date to be further postponed.

         The Company was asked to provide additional information to assist the FDA staff in preparation for Panel Review. O November 8, 2002, CTI provided a formal response to questions posed by the FDA on October 18 and 31, 2002. The Company believes it has furnished the FDA staff with the answers necessary for their Panel preparation and presentation. The Company believes it can provide any other information required to satisfy the FDA with existing clinical data and cases.

         The Panel is an independent review board comprised of experienced radiologists, scientists, statisticians, an industry representative and a consumer representative. The Panel will review our clinical data and make recommendations to the FDA regarding our PMA application. The FDA is not obligated to follow the Panel's findings or recommendations, but we believe the FDA often relies upon and follows the Panel's findings and recommendations in making the final decision to approve, approve with condition or deny product approval. Before completing the approval process, the FDA will audit our manufacturing processes, conclude its audit of our clinical trials and may request from us further information, analysis or clinical trial data, which could delay the approval process. We cannot guarantee when or whether the FDA will approve our Breast Imaging System.

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

         The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our Audited Consolidated Financial Statements and Notes thereto contained in our Form 10-K for the fiscal year ended June 30, 2002.

         CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements and related disclosure in conformity with accounting principles generally accepted in the United States of America and our discussion and analysis of our financial condition and results of operation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         We believe the following to be critical accounting policies. That is, they are both important to the portrayal of our financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

         CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash in checking accounts and short-term highly liquid investments with an original maturity of three months or less.

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

         TRENDS/UNCERTAINTIES AFFECTING CONTINUING OPERATIONS

         In connection with actively marketing and selling our pain management and industrial products, we have become exposed to the opportunities and risks usually associated with marketing and manufacturing novel products, including staff recruiting and retention, market acceptance, product warranty, bad debts, and inventory obsolesce. We expect to earn revenues from the sale of our products, but there is no guarantee that these revenues will recover all the costs of marketing, selling and manufacturing our products.

         Our marketing efforts rely upon building relationships with manufacturers, medical equipment dealers, physicians and clinical investigators. We reach our target markets by attending trade shows and conferences, making direct sales calls on industrial customers, and by sponsoring clinics, where we introduce and demonstrate our breast imaging, pain management and non-destructive testing products. We believe marketing our medical products through the dealer channel, augmented with trade shows, conference presentations, direct mail and inside sales, provides a low cost, high leverage approach to diagnostic imaging and pain management practitioners and that the dealer's knowledge of local market conditions will facilitate rapid expansion of our revenues. We plan to continue investing resources in these programs, although there can be no assurance they will lead to market acceptance of our products.

         We organize clinical studies with institutions and practitioners to obtain user feedback and to secure technical papers for training and marketing purposes. These strategies represent a significant investment of time and resources and have provided useful information; however, there can be no guarantee that these strategies will lead to market acceptance of our products.

         To date, we have had limited operating revenues from the sale of our products and services. We cannot assure you that we will achieve profitability in the future. Our immediate priority is preparation for a presentation to the FDA's Radiological Devices Panel on December 10, 2002. However, we will continue marketing and selling our pain management and industrial products and plan to expend significant financial and technical resources improving and developing new applications for our products. While we cannot assure the success of any new product or regulatory approval of any proposed indication for use, we believe that improving product features and functions will expand the market for our products and increase revenues.

         GENERAL

         Computerized Thermal Imaging, Inc. ("we", "us", "our", "CTI", "the Company") designs, manufactures and markets thermal imaging devices and services used for clinical diagnosis, pain management and industrial non-destructive testing. The Company markets its products worldwide through an internal sales force and a network of independent distributors.

         The Company has focused its research activities on the application of thermal imaging technology and the development of equipment and methods utilizing those applications. We have developed non-invasive and non-destructive infrared imaging systems for healthcare and industrial markets. We believe our thermal imaging systems generate data, difficult to obtain or not available using other imaging methods, that are useful to health care providers in the detection of certain diseases and disorders and useful to the industry for product quality testing.

         Our research indicates that our equipment and technology is useful in studying and diagnosing breast cancer, which is the most common cancer in women after skin cancers. Our research and development efforts have led to the creation of our Breast Cancer System 2100(TM) ("Breast Imaging System"). We are seeking FDA pre-market approval ("PMA") for this system, as an adjunct to mammography and clinical examinations, for use as a painless and non-invasive technique for acquiring clinical information. To receive PMA approval, we must establish the Breast Imaging System's ability to consistently distinguish between malignant and benign tissue and thereby reduce the number of unnecessary breast biopsies performed. We have received acceptance on four of five modules required for PMA approval. We submitted the fifth module, which includes clinical trial results and efficacy claims, during June 2001. We are responding to FDA inquiries and comments and the FDA has assured us that its Radiological Advisory Panel (the "Panel") will meet December 10, 2002, to review, discuss and make recommendations to the FDA regarding our Breast Imaging System.

         The Panel is an independent review board comprised of experienced radiologists, scientists, statisticians, an industry representative and a consumer representative. The Panel will review our clinical data and make recommendations to the FDA regarding our PMA application. The FDA is not obligated to follow the Panel's findings or recommendations, but we believe the FDA often relies upon and follows the Panel's findings and recommendations in making the final decision to approve, approve with condition or deny product approval. Before completing the approval process, the FDA will audit our manufacturing processes, conclude its audit of our clinical trials and may request from us further information, analysis or clinical data. We cannot determine when or whether the FDA will approve our Breast Imaging System.

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

         We are publicly traded on the American Stock Exchange under the symbol "CIO". On October 30, 2002, we had approximately 83.9 million shares of common stock outstanding held by approximately 29,000 shareholders, primarily individuals. In addition to common stock outstanding, we have approximately 15 million shares of common stock underlying warrants and options that remain unexercised. On a fully diluted basis, we have approximately 98.9 million common shares outstanding, 23.9% of which are beneficially owned by insiders and affiliates. Other than our wholly-owned subsidiary, Bales Scientific, Inc., we have no other interest in any other entity.

         The Company uses capital to pay general corporate expenses, including salaries, manufacturing costs, professional fees, clinical trials and technical support costs, and general and administrative expenses. To date, the Company has funded its business activities with funds raised through the private placement of common stock, debt and warrants and the exercise of warrants and options.

RESULTS OF OPERATIONS

Quarter Ended September 30, 2002, Compared to Quarter Ended September 30, 2001, (rounded in thousands).

         REVENUES

         Revenues for the quarter ended September 30, 2002, increased $57,000
(net) from the same period last year to $264,000, of which $251,000 resulted from the sale of pain management products and the $13,000 from the sale of industrial products and services.

         During the quarter ended September 30, 2002, medical segment revenues increased $114,000, or 83%, from the same period last year to $251,000. During the quarter ended September 30, 2001, medical segment revenues were $137,000.

         During the quarter ended September 30, 2002, industrial segment revenues decreased $57,000, or 81%, from the same period last year to $13,000. During the quarter ended September 30, 2001, medical segment revenues were $70,000. This decrease is related to inspection services we provided Alstom Power UK Ltd., which ended with the shipment of a Turbine Blade Inspection System during November 2001.

         COSTS AND EXPENSES

         General and administrative expenses for the quarter ended September 30, 2002, were $833,000 compared to ($2,027,000) for the same period last year. Excluding a non-cash compensation expense of $7,000 for the three months ended September 30, 2002, and a benefit of $2,789,000 for the three months ended September 30, 2001, general and administrative expenses for the quarter increased $64,000, or 8%, from the same quarter in 2001 to $826,000. This increase is primarily a result of a $238,000 increase in professional services, legal expenses and the conclusion of litigation expenses. This increase in professional and legal services was partially offset by a $64,000 decrease in travel and business expenses and a $59,000 decrease in administrative overhead and office expenses.

         Research and development expenses for the quarter ended September 30, 2002, were $1,248,000 compared to $1,289,000 for the same period last year. Excluding a non-cash compensation benefit of $202,000 for the three months ended September 30, 2001, research and development expenses for the quarter ended September 30, 2002, decreased $243,000, or 16%, from the same three-month period in 2001. The decrease is primarily a result of: 1) a $153,000 decrease in research and development related to the development of our Breast Imaging System, and other medical devices; 2) a $50,000 decrease in clinical trial expenses for our Breast Imaging System and Pain Management Products; and 3) a $81,000 decrease in research and development related to the development of our industrial applications. This reduction in expenses was partially offset by a $53,000 increase in administrative overhead and office expenses.

         Marketing expenses for the quarter ended September 30, 2002, were $609,000 compared to $230,000 for the same period last year. Excluding a non-cash compensation benefit of $359,000, for the quarter ended September 30, 2001, marketing expenses increased $20,000 or 3% from the same three-month period in 2001. Even though total expenses remained substantially flat, wages, benefits, and related employee expenses increased $84,000 from an increase in marketing personnel. Administrative overhead and office expenses also increased $40,000. This increase in expenses was offset by a $107,000 decrease in marketing and advertising services.

         Depreciation and amortization expense for the quarter ended September 30, 2002, decreased $223,000, or 58% from the same quarter in 2001 to $164,000. During Fiscal 20002, we amortized our goodwill ratably over 10 years, however, we wrote off essentially all of our intangible assets during the fourth quarter of our 2002 fiscal year and no longer have to record goodwill amortization expense.

         OTHER INCOME

         Net interest income for the quarter ended September 30, 2002, decreased $893,000 from the same quarter of 2001 to ($628,000). This decrease resulted from: 1) a $287,000 charge to interest expense recorded to increase the redeemable balance of the debenture by 11% pursuant to provisions of the convertible debenture (see Agreement with Beach Boulevard LLC, below); 2) a $329,000 of charge to accelerate amortization of deferred finance cost and beneficial conversion feature discount on the debenture over the life of the mandatory put period; and 3) lower yields and decreased balances in marketable securities available for sale.

         NET INCOME/(LOSS)

         As a result of the foregoing, we recorded a net loss of ($3,422,000) for the quarter ended September 30, 2002, compared to net income of $482,000 for the quarter ended September 30, 2001.

         For the quarter ended September 30, 2002, the loss attributable to common shareholders was ($3,422,000), or ($0.04) per share, compared to a profit attributable to common shareholders of $482,000 or $0.01 per share, for the quarter ended September 30, 2001. Excluding a non-cash compensation benefit of $3,349,000, for the quarter ended September 30, 2001, the loss attributable to common shareholders was ($0.03) per share.

LIQUIDITY AND CAPITAL RESOURCES

         SOURCES OF LIQUIDITY

         Our cash requirements includes, but are not limited to, general corporate expenses including office salaries and expenses, lease payments on our office space, legal and accounting fees for litigation and to comply with securities registration and reporting requirements, costs of clinical trials and technical support, FDA consulting expenses, procurement of inventory and technical support, FDA consulting expenses, procurement of inventory and manufacturing expenses, and research and development of our medical and industrial applications.

         Net cash used in operating activities for the quarter ended September 30, 2002, was $3,814,000 compared to $2,804,000 for the quarter ended September 30, 2001. The increase in cash used in operating activity was primarily a result of incurring litigation charges in the fourth quarter of the fiscal year 2002 and paying those charges in first quarter of fiscal year 2003.

         Net cash provided by investing activities for the quarter ended September 30, 2002, was $3,465,000 compared to net cash used in investing activities of $251,000 in the quarter ended September 30, 2001. Net cash provided by and used in investing activities primarily relates to selling securities to fund operations or using cash to purchase securities available-for-sale.

         Net cash provided by financing activities was $82,000 in the quarter ended September 30, 2002, compared to $1,628,000 during the quarter ended September 30, 2001. Net cash provided by financing activities for the quarter ended September 30, 2002, was from selling stock to Beach Boulevard, LLC pursuant to the equity line. Net cash provided from financing actives for the quarter ended September 30, 2001, was primarily from the exercise of employee options and investor warrants.

         As a result of the foregoing, the net cash outflow decreased by $268,000 in the quarter ended September 30, 2002, compared to a $1,428,000 decrease in the quarter ended September 30, 2001.

         Cash and cash equivalents at the end of the quarter ended September 30, 2002 were $669,000 compared to $6,383,000 for the quarter ended September 30, 2001. The large cash balance at September 30, 2001 primarily reflects cash from then recently maturing marketable securities not yet reinvested.

         The following table summarizes the Company's contractual obligations and commitments to make future payments:

                                                            Payments due by period
                                                            ----------------------
                                               Total     Less than 1 year   1-2 years     After 3 years
                                               -----     ----------------   ---------     -------------
Operating Leases                             $  821,395      $  337,028      $  203,170      $  281,197
Convertible debenture
  net of conversion privilege                 2,549,215       2,549,215              --              --
Interest on Debenture                           178,445         178,445              --              --
                                             -----------     -----------     -----------     -----------
Total                                        $3,549,055      $3,064,688      $  203,170      $  281,197
                                             ===========     ===========     ===========     ===========

         Agreement with Beach Boulevard, LLC
         -----------------------------------

         On December 31, 2001, the Company entered into a financing agreement (the "Agreement") with Beach Boulevard, LLC (the "Investor"), pursuant to which the Company issued a 7 percent convertible debenture in the amount of $2.5 million (the "Convertible Debenture") and secured an equity line of credit (the "Equity Line") that allows the Company to sell up to $20 million in common stock to the Investor at 94 percent of the market price, as defined by the Agreement. Based on its original terms, the Convertible Debenture is due on December 31, 2004. The terms of the Agreement permit the Investor to convert the Convertible Debenture into 2,100,694 shares of common stock at a conversion price of $1.44 per share at any time during the term of the Agreement. Interest on the Convertible Debenture is due on the conversion date and is payable, at the option of the Company, in cash or common stock.

         In connection with the agreement, the Company entered into a registration rights agreement and subsequently filed a registration statement with the SEC, which was declared effective on March 18, 2002. The Investor may require the Company to redeem all or a portion of the Convertible Debenture if the average closing bid price of the Company's common stock for the 90 consecutive trading days after the effective date of the registration statement is less than $1.44 (a "Trigger Event"). The amount redeemable is equal to 111 percent of the principal balance of the Convertible Debenture and accrued interest (the "Redeemable Balance"). If a Trigger Event occurs, the Investor is required to provide notice to the Company of its election to force redemption and to specify the date (the "Redemption Due Date") on which the Redeemable Balance is to be paid. If the Company does not pay the Redeemable Balance in full by the Redemption Due Date, the Company is required to issue registered unrestricted shares of common stock pursuant to a series of mandatory put notices consistent with the terms of the Equity Line. If the Redeemable Balance is not satisfied through the mandatory puts within six months of the Investor's notice to force redemption, the unpaid portion of the Redeemable Balance is required to be paid immediately.

         On July 25, 2002, the Investor notified the Company that a Trigger Event had occurred and the Redeemable Balance of the Convertible Debenture became due. On the date of the Trigger Event, the Redeemable Balance was approximately $2,898,000, which included principal of approximately $2,500,000, $111,000 of accrued interest and $287,000 of penalty. The Company elected to satisfy the Redeemable Balance through a series of mandatory put notices based on the terms of the Equity Line. The terms of the Equity Line provide for one mandatory put per month and a maximum put amount per put equal to the lesser of $500,000 or 125 percent of the weighted average trading volume of the Company's common stock for the 20 days immediately preceding the date of the mandatory put notice.

         In connection with the Agreement, the Company issued the Investor warrants for the purchase of 260,417 shares of common stock at $2.03 a share and 641,026 shares of common stock at $1.95 a share, which expire December 31, 2004 and December 31, 2007, respectively. The proceeds from the Debenture Offering were allocated between the Convertible Debenture, the beneficial conversion feature, and the warrants issued to the Investor. The Company also issued separate warrants to an investment bank for the purchase of 100,000 shares of common stock at $1.87 per share in connection with the Debenture Offering. The fair market value of these warrants and other related financing costs have been recorded as deferred financing costs. Because of the Trigger Event discussed in the preceding paragraph, the deferred financing costs and discount on the convertible debenture are being amortized over the six-month period ending January 25, 2003.

         During the three months ended September 30, 2002, the Company issued 341,533 common shares through mandatory put notices and applied the proceeds to redeem $128,000 of principal, $49,000 of accrued interest, and $19,000 of penalty pursuant to requirements of the Equity Line. The Company also issued 143,609 shares of common stock for $82,000 pursuant to the Equity Line and used the proceeds for general corporate purposes.

         The redeemable balance on September 30, 2002, was approximately $2,625,000. Based on the terms of the Equity Line and the weighted average trading volume for the 20 days preceding the first mandatory put on August 1, 2002, the Company estimates it will be able to pay approximately $600,000 of the Redeemable Balance before the end of the six-month period. The remaining unpaid balance will then be payable in cash.

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

         Since inception, we have generated significant losses from operations, and, although we have generated some revenues, we are still a development stage enterprise. If we can secure financing to complete our objectives, we estimate that we will require approximately $14.7 million in net cash to meet our operating and financing goals for the twelve-month period ending September 30, 2003. We expect to use approximately: a) $4.2 million to fund research and development to continue our clinical studies, test our medical systems in connection with other clinical applications, and expand our industrial applications; b) $4.5 million for day-to-day operating expenses including lease payments on our facilities; c) $3.4 million to cover salaries not including R&D salaries; d) $2.1 million for public relations, advertising, and commercialization of our products; e) $0.5 million for capital expenditures. This estimate is contingent upon additional financing and does not include any damages we may have to pay as a result of the securities litigation discussed below.

         While we have taken actions to reduce our expenses and cash consumption, we expect to incur additional operating losses. Our working capital requirements in the foreseeable future will depend on a variety of factors and assumptions, in particular that we can generate revenue growth from customer sales, and that we acquire additional financing through additional equity and/or debt financings or through the sale of assets during fiscal year 2003. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or at all, or that if available, such financing will be on terms favorable to us or our stockholders. If financing is not available when required or is not available on acceptable terms, we may be required to curtail our operating plan and may be unable to meet operating obligations.

         In 2002, five different lawsuits were filed against us in the United States District Court in Oregon. Each suit makes substantially the same allegations: the Company misled shareholders regarding such things as FDA approval and other matters, which the plaintiff's believe caused significant damage to the shareholders holding shares of our common stock at the time of these alleged misrepresentations and omissions. The Company believes the allegations are without merit and intends to defend them vigorously. However, defending these lawsuits, which have been consolidated into a single lawsuit, will require additional legal expenses to defend, may make fund raising more difficult if not impossible and will distract certain members of management from day-to-day operations.

         Moreover, our insurance carrier has denied there is insurance coverage for the plaintiff's claims and, accordingly, has indicated it will not cover the costs of defending the claims and will not pay any resulting damages we may suffer if the plaintiff's are successful. We have retained insurance counsel who is in the process of evaluating the amended consolidated complaint.

         Finally, under our bylaws and contractual agreements we are required to indemnify our current and former officers and directors who are a party to the litigation by providing legal defense through our attorneys (or reimbursing them for their own attorneys) and covering all damages they may suffer if the plaintiffs are successful.

         We do not have sufficient capital to cover the expected costs or potential damages of the shareholder litigation without insurance coverage or to fund our business plans over the next year. We will have to obtain additional capital through loans, the sale of assets or capital contributions from private investors. We are working with an investment banking firm and, we believe that we will be able to acquire the capital needed to carry out our business plans; however, if we are not successful, we will have to scale back our business plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are a development stage enterprise. We believe we are not subject to market risks beyond ordinary economic risks, such as interest rate fluctuation and inflation.

         At September 30, 2002, we had invested approximately $5.15 million in cash and available-for-sale marketable securities including investments in United States government securities and corporate bonds. Although we believe the issuers of these marketable securities are solvent and are favorably rated by recognized rating agencies, there is the risk that such issuers may not have sufficient liquid assets to satisfy their obligations at the time such obligations become due. If such were to occur, we may not be able to recover the full amount of our investment.

         Each of our marketable securities has a fixed rate of interest. Accordingly, a change in market interest rates may result in an increase or decrease in the market value of our marketable securities. If we liquidate any of our marketable securities prior to the time of their maturity, we could receive less than the face value of the security.

PART II-- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

BLOOMBERG DEFAMATION ACTION
---------------------------

         On August 28, 2000, we filed a complaint for libel in the United States District Court for the District of Utah against Bloomberg, L.P. ("Bloomberg"). The lawsuit alleges that on June 29 and July 18, 2000, Bloomberg published certain defamatory articles about the Company through its news service. On March 26, 2001, the Court dismissed our complaint against Bloomberg, with prejudice.

We have appealed the District Judge's decision to the United States 10th Circuit Court of Appeals in Denver, Colorado, and oral arguments were heard on September 24, 2002, and the Court has not yet issued a decision.

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

SHAREHOLDER SECURITIES LITIGATION
---------------------------------

         During May 2002, five different lawsuits were filed against us in the United States District Court in Oregon. Each suit makes substantially the same allegations: the Company misled shareholders regarding such things as FDA approval and other matters, which the plaintiffs believe caused significant damage to the shareholders holding shares of our common stock at the time of these alleged misrepresentations and omissions. On September 24, 2002, the Court appointed a lead plaintiff and consolidated these lawsuits into a single action; and on November 5, 2002, the plaintiffs filed an amended consolidated complaint against the Company and certain current and former officers. The Company's response, which may be extended, is due December 20, 2002. We believe the allegations are without merit and intend to defend them vigorously.

         Moreover, our insurance carrier has denied coverage for the plaintiffs' claims and, accordingly, has indicated it will not cover the costs of defending the claims and will not pay any resulting damages we may suffer if the plaintiffs are successful. We have retained counsel to evaluate the question of insurance coverage regarding the plaintiffs claims set out in their amended consolidated complaint. There can be no assurance the Company will be successful in obtaining Director & Officer's coverage for this litigation.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         (1) These exhibits are filed as part of this Form 10-Q.

Exhibit No.     Identification of Exhibit
-----------     -------------------------

99.1 Certification of Computerized Thermal Imaging, Inc. Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Computerized Thermal Imaging, Inc. Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)      REPORTS ON FORM 8-K

         None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  COMPUTERIZED THERMAL IMAGING, INC.
                                  (Registrant)

                                  /s/Richard V. Secord
Dated November 14, 2002           ---------------------------------
                                  Richard V. Secord
                                  Chairman & Chief Executive Officer

                                  /s/Bernard J. Brady
Dated November 14, 2002           ---------------------------------
                                  Bernard J. Brady
                                  Chief Financial Officer, Secretary & Treasurer