Form 10-Q
period 2002-12-31
COMPUTERIZED THERMAL IMAGING INC
filed 2003-02-19
CIK 1021853

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2002

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to _____________

                        Commission file number: 000-23955

                       COMPUTERIZED THERMAL IMAGING, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                       NEVADA                                 87-0458721
         -----------------------------------          -------------------------
  (State or other jurisdiction of incorporation or          (IRS Employer
                    organization)                        Identification No.)

       Two Centerpointe Drive, Suite 450 Lake
                  Oswego, Oregon                               97035
         -----------------------------------             ----------------
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

         APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, par value $0.001, of which 93,848,724 shares were issued and outstanding as of February 10, 2003.

                       COMPUTERIZED THERMAL IMAGING, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements..................................................3

             Condensed Consolidated Balance Sheets as of December
             31, 2002 and June 30, 2002 .......................................3

             Condensed Consolidated Statements of Operations for the
             three and six months ended December 31, 2002 and 2001
             and for the period from inception on June 10, 1987 to
             December 31, 2002 ................................................4

             Condensed Consolidated Statements of Cash Flows for the
             six months ended December 31, 2002 and 2001 and for the
             period from inception on June 10, 1987 to December 31, 2002 ......5

             Notes to Condensed Consolidated Financial Statements..............7

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................13

ITEM 3.  Quantitative and Qualitative Disclosure of Market Risk...............26

ITEM 4.  Controls and Procedures..............................................26

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings....................................................27

ITEM 2.  Changes in Securities................................................28

ITEM 3.  Defaults upon Senior Securities......................................29

ITEM 4.  Submission of Matters to a Vote of Security Holders..................29

ITEM 5.  Other Information....................................................30

ITEM 6.  Exhibits and Reports on Form 8-K.....................................30

SIGNATURES....................................................................31

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 COMPUTERIZED THERMAL IMAGING, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,      JUNE 30,
ASSETS                                                                  2002             2002
                                                                     (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                         $    498,654    $    936,796
  Investments available for sale                                       2,450,126       8,002,969
  Accounts receivable-trade, net (less allowance
   for doubtful accounts of $31,083 and $96,15 for
   December and June 2002, respectively)                                 523,571          47,145
  Accounts receivable-other, net                                          45,966         116,617
  Inventories                                                            557,672       1,078,437
  Prepaid expenses                                                       339,711         514,444
  Deferred Finance Costs                                                  26,928         366,837
                                                                    -------------   -------------
        Total current assets                                           4,442,628      11,063,245
                                                                    -------------   -------------

PROPERTY AND EQUIPMENT, Net                                              444,270       1,438,873
                                                                    -------------   -------------

INTANGIBLE ASSETS:
  Intellectual property rights, net (less accumulated amortization:
   December - $13,513; June - $10,994)                                    19,334          39,006
                                                                    -------------   -------------

TOTAL ASSETS                                                        $  4,906,232    $ 12,541,124
                                                                    =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $    687,634    $    992,006
  Accrued liabilities                                                    850,490       1,426,072
  Accrued settlement reserve                                             100,000       1,400,000
  Convertible debenture                                                2,405,794       2,257,076
  Deferred revenues                                                      830,085         419,906
                                                                    -------------   -------------
        Total current liabilities                                      4,874,003       6,495,060
                                                                    -------------   -------------
STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $5.00 par value, 3,000,000
    shares authorized; issued-none                                            --              --
  Common stock, $.001 par value, 200,000,000 shares authorized,
    86,067,945 and 83,004,313 issued and outstanding on
    December 31, 2002 and June 30, 2002, respectively                     86,068          83,004
  Additional paid-in capital                                          89,678,278      88,644,442
  Subscription receivable                                               (237,288)             --
  Other comprehensive income                                               8,490          14,178
  Deficit accumulated during the development stage                   (89,503,319)    (82,695,560)
                                                                    -------------   -------------
        Total stockholders' equity                                        32,229       6,046,064
                                                                    -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  4,906,232    $ 12,541,124
                                                                    =============   =============

The accompanying condensed notes are an integral part of these consolidated financial statements.

                                                  3

                                      COMPUTERIZED THERMAL IMAGING, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)
                                                                                                               FROM
                                                                                                          JUNE 10, 1987
                                             THREE MONTH PERIOD ENDED        SIX MONTH PERIOD ENDED        (INCEPTION)
                                                   DECEMBER 31,                    DECEMBER 31,              THROUGH
                                              2002            2001            2002            2001      DECEMBER 31, 2002
                                          -------------   -------------   -------------   -------------   -------------
                                                            (RESTATED)                     (RESTATED)
INCOME:
  Revenues                                $    594,971    $    235,688    $    858,901    $    442,940    $  2,739,895
  Cost of goods sold                          (748,004)       (154,959)       (952,381)       (266,390)     (2,157,633)
                                          -------------   -------------   -------------   -------------   -------------

GROSS MARGIN                                  (153,033)         80,729         (93,480)        176,550         582,262
                                          -------------   -------------   -------------   -------------   -------------

OPERATING EXPENSES:
  General and administrative                   646,244       1,181,702       1,479,035        (843,939)     33,046,900
  Litigation Settlements                            --              --              --              --       2,697,434
  Research and development                   1,153,657       1,581,289       2,401,969       2,874,981      29,392,541
  Marketing                                    387,077       1,055,716         995,592       1,279,929       7,911,925
  Depreciation and amortization                175,994         388,087         339,578         774,653       4,955,213
  Impairment loss                              711,194              --         711,194              --      12,322,192
                                          -------------   -------------   -------------   -------------   -------------

Total operating expenses                     3,074,166       4,206,794       5,927,368       4,085,624      90,326,205
                                          -------------   -------------   -------------   -------------   -------------

OPERATING LOSS                              (3,227,199)     (4,126,065)     (6,020,848)     (3,909,074)    (89,743,943)
                                          -------------   -------------   -------------   -------------   -------------

OTHER INCOME (EXPENSE):
  Interest income                               52,078         230,357         141,427         495,119       3,579,800
  Interest expense                            (210,688)             --        (928,338)             --      (3,320,844)
  Other                                             --              --              --              --         193,711
                                          -------------   -------------   -------------   -------------   -------------

Total other income (expense)                  (158,610)        230,357        (786,911)        495,119         452,667
                                          -------------   -------------   -------------   -------------   -------------

LOSS BEFORE EXTRAORDINARY ITEM              (3,385,809)     (3,895,708)     (6,807,759)     (3,413,955)    (89,291,276)

EXTRAORDINARY GAIN ON
  EXTINGUISHMENT OF DEBT                            --              --              --              --          65,637
                                          -------------   -------------   -------------   -------------   -------------

NET LOSS                                    (3,385,809)     (3,895,708)     (6,807,759)     (3,413,955)    (89,225,639)

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized gain (loss) on investments
  available for sale                           (20,121)        (20,128)         (5,688)        (40,396)          8,490
                                          -------------   -------------   -------------   -------------   -------------

TOTAL COMPREHENSIVE (LOSS)                $ (3,405,930)   $ (3,915,836)   $ (6,813,447)   $ (3,454,351)   $(89,217,149)
                                          =============   =============   =============   =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING         83,489,455      82,803,263      83,312,419      80,438,548
                                          =============   =============   =============   =============

BASIC AND DILUTED LOSS PER COMMON SHARE   $      (0.04)   $      (0.05)   $      (0.08)   $      (0.04)
                                          =============   =============   =============   =============

      The accompanying condensed notes are an integral part of these consolidated financial statements.

                                                      4

                                 COMPUTERIZED THERMAL IMAGING, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                                                     FROM
                                                                        SIX MONTHS ENDED           INCEPTION
                                                                           DECEMBER 31,             THROUGH
                                                                 -----------------------------    DECEMBER 31,
                                                                     2002            2001            2002
                                                                                  (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $ (6,807,759)   $ (3,413,955)   $(89,225,639)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                                       339,578         774,653       4,955,213
  Impairment loss and loss on disposition of assets                   762,015              --      12,373,013
  Bond amortization                                                    32,294          16,449          14,634
  Amortization of bonds and deferred finance costs and
    discounts on convertible debenture                                560,514              --       1,599,348
  Common stock, warrants, and options issued
    as compensation for services                                           --          20,230       9,639,920
  Options extended beyond their expiration date                            --              --       1,687,250
  Common stock issued for interest expense                                 --              --         423,595
  Stock-based compensation on options marked to market                  7,280      (3,515,859)        347,075
  Common stock issued to settle litigation                                 --              --         514,380
  Options issued at discount to market to settle litigation                --              --         475,000
  Options issued at discount to market as
    compensation expense                                                   --              --         226,586
  Penalty on convertible debenture                                    286,110              --         286,110
  Common stock issued for failure to complete
    timely registration                                                    --              --          82,216
  Common stock issued to 401(k) plan                                   21,883              --         117,860
  Extraordinary gain on extinguishment of debt                             --              --         (65,637)
  Bad debt expense                                                    (65,032)         94,649         473,193
  Changes in operating assets and liabilities:
    Accounts receivable - trade                                      (411,394)       (321,319)       (556,598)
    Accounts receivable - other                                        70,651         312,307         219,946
    Inventories                                                       520,765        (475,282)       (380,914)
    Prepaid expenses                                                  174,733         (47,010)        (97,937)
    Accounts payable                                                 (304,372)       (867,700)        534,744
    Accrued liabilities                                              (477,515)        504,753         834,058
    Accrued litigation settlement                                  (1,300,000)             --         100,000
    Deferred revenues and deposits                                    410,179         350,693         830,085
                                                                 -------------   -------------   -------------
           Net cash used in operating activities                   (6,180,070)     (6,567,391)    (54,592,499)
                                                                 -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                             --              --           4,790
  Capital expenditures                                                (87,318)       (149,612)     (2,794,736)
  Acquisition of Thermal Imaging, Inc. common stock                        --              --        (100,000)
  Purchase of software license                                             --              --      (3,850,000)
  Purchase of investments available for sale                               --     (10,648,642)    (43,851,010)
  Proceeds from redemption of investments available for sale        5,514,861      10,010,000      41,064,034
  Acquisition of Bales Scientific common stock,
    net of cash acquired                                                   --              --      (5,604,058)
                                                                 -------------   -------------   -------------
           Net cash provided by (used in) investing activities      5,427,543        (788,254)    (15,130,980)
                                                                 -------------   -------------   -------------

The accompanying condensed notes are an integral part of these consolidated financial statements.  (Continued)

                                                      5

                                 COMPUTERIZED THERMAL IMAGING, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED) (CONTINUED)

                                                                                                FROM
                                                                    SIX MONTHS ENDED          INCEPTION
                                                                       DECEMBER 31,            THROUGH
                                                             -----------------------------   DECEMBER 31,
                                                                  2002            2001           2002
                                                             -------------   -------------   -------------
                                                                               (RESTATED)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock and warrants,
    net of offering costs                                    $    314,385    $  1,620,580    $ 63,509,110
  Advances to affiliate                                                --              --        (107,864)
  Advances from stockholders                                           --              --       2,320,738
  Preferential dividend to a shareholder                               --              --         (79,000)
  Proceeds from borrowing-net of finance
   costs and penalties                                                 --              --       5,756,339
  Payments on debt                                                     --              --      (1,177,190)
                                                             -------------   -------------   -------------
           Net cash provided by financing activities              314,385       1,620,580      70,222,133
                                                             -------------   -------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (438,142)     (5,735,065)        498,654

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  936,796       7,810,285              --
                                                             -------------   -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $    498,654    $  2,075,220    $    498,654
                                                             =============   =============   =============

SUPPLEMENTAL CASH FLOW INFORMATION

     Interest expense                                        $         --    $         --    $      8,770
     Income taxes                                                      --              --              --

SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING AND INVESTING ACTIVITIES
  Common stock issued to redeem a portion of the
    converible debenture and pay interest and penalty        $    456,064    $         --    $    574,969
  Common stock issued to individuals to acquire
    minority interest of subsidiary                                    --              --      165,500.00
  Common stock issued in consideration of Bales Scientific             --              --       5,500,000
  Options issued at discount to market in connection
    with offering                                                      --              --         744,282
  Stock offering costs capitalized                                     --              --        (744,282)
  Common stock issued for advances from shareholders                   --              --       2,320,738
  Common stock issued for notes payable, accrued
   discount and interest                                               --              --       2,224,953
  Common stock issued for convertible subordinated
   debentures                                                          --              --         640,660
  Common stock issued for liabilities                                  --              --          50,000
  Stock subscription receivable                                   237,288              --         237,288

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

                                                  6

                       COMPUTERIZED THERMAL IMAGING, INC.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (UNAUDITED)

NOTE A. UNAUDITED FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

         The condensed consolidated financial statements for the three-month and six-month periods ended December 31, 2002 and 2001 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's most recent Form 10-K. The consolidated results of operations for the three-month and six-month periods ended December 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full years.

         Certain amounts from the prior period financial statements have been reclassified to conform to current period presentation.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions, including for example, accounts receivable allowances, inventory obsolescence reserves, deferred tax valuation allowances, and reserves for pending or threatening litigation. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. In its Annual Report on Form 10-K for the year ended June 30, 2002, the Company reported that its recurring losses from operations, negative cash flows from operations, pending shareholder class-action lawsuits and denial of coverage for any resulting claims by the Company's provider of directors and officers insurance, forced redemption of the convertible debentures, the need for additional working capital, and the possibility that the Company may not receive FDA approval for its primary product raised substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

NOTE B. RECENTLY ISSUED ACCOUNTING STANDARDS

         In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 147 (SFAS 147), ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS. SFAS 147 provides that the guidance provided by

SFAS 141 BUSINESS COMBINATIONS, SFAS 142 GOODWILL AND OTHER INTANGIBLE ASSETS, and SFAS 144 ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS will apply to acquisitions of financial institutions (previously covered under special industry guidance). The transition provisions of SFAS 147 are effective on October 1, 2002. At this time we do not believe the adoption of SFAS 147 will have any impact on the Company's consolidated financial statements.

         In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (SFAS 148), ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, which amends Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company will provide the required interim and annual disclosures beginning in the quarter ended March 31, 2003.

NOTE C. CONVERTIBLE DEBENTURE

         On December 31, 2001, the Company entered into a financing agreement (the "Agreement") with Beach Boulevard, LLC (the "Investor"), pursuant to which the Company issued a 7 percent convertible debenture in the amount of $2.5 million (the "Convertible Debenture") and secured an equity line of credit (the "Equity Line") that would allow the Company to sell up to $20 million in common stock to the Investor at 94 percent of the market price, as defined by the Agreement. Based on its original terms, the Convertible Debenture is due on December 31, 2004. The terms of the Agreement permit the Investor to convert the Convertible Debenture into 2,100,694 shares of common stock at a conversion price of $1.44 per share at any time during the term of the Agreement. Interest on the Convertible Debenture is due on the conversion date and is payable, at the option of the Company, in cash.

         In connection with the Agreement, the Company entered into a registration rights agreement and subsequently filed a registration statement with the SEC, which was declared effective on March 18, 2002. The Investor may require the Company to redeem all or a portion of the Convertible Debenture if the average closing bid price of the Company's common stock for the 90 consecutive trading days after the effective date of the registration statement is less than $1.44 (a "Trigger Event"). The amount redeemable is equal to 111 % of the principal balance of the Convertible Debenture and accrued interest (the "Redeemable Balance"). If a Trigger Event occurs, the Investor is required to provide notice to the Company of its election to force redemption and to specify the date (the "Redemption Due Date") on which the Redeemable Balance is to be paid. If the Company does not pay the Redeemable Balance in full by the Redemption Due Date, the Company is required to issue registered unrestricted shares of common stock pursuant to a series of mandatory put notices consistent with the terms of the Equity Line. If the Redeemable Balance is not paid through the mandatory puts within six months of the Investor's notice to force redemption, the unpaid portion of the Redeemable Balance is required to be paid immediately in cash. If the Company does not pay the Redeemable Balance within five days, the Investor can require the Company to continue issuing puts at 75 percent of the three lowest bid prices from 10 trading days after a put is issued.

         On July 25, 2002, the Investor notified the Company that a Trigger Event had occurred and the Redeemable Balance of the Convertible Debenture became due. On the date of the Trigger Event, the Redeemable Balance was approximately $2,898,000, which included principal of approximately $2,500,000, $111,000 of accrued interest and $287,000 of penalty. The Company elected to satisfy the Redeemable Balance through a series of mandatory put notices based on the terms of the Equity Line. The terms of the Equity Line provide for one mandatory put per month and a maximum put amount per put equal to the lesser of $500,000 or 125 percent of the weighted average trading volume of the Company's common stock for the 20 days immediately preceding the date of the mandatory put notice. Because of the average trading volume restriction, we have only made modest debt repayments and have not been able to extinguish the debt entirely.

         During the three months ended December 31, 2002, the Company issued 575,897 common shares through mandatory put notices and applied the proceeds of $287,000 to redeem $187,473 of principal, $44,455 of accrued interest, and $25,072 of penalty pursuant to requirements of the Equity Line. The Company also issued 465,000 shares of common stock for $232,316 pursuant to the Equity Line, which was used for general corporate purposes.

         During the six months ended December 31, 2002, the Company issued 917,430 common shares through mandatory put notices and applied the proceeds of $456,068 to redeem $312,802 of principal, $98,067 of accrued interest, and $45,196 of penalty pursuant to requirements of the Equity Line. The Company also issued 609,112 shares of common stock for $314,386 pursuant to the Equity Line. The proceeds were for general corporate purposes.

         On December 16, 2002, the Company issued a put to the Investor pursuant to the Equity Line for $467,000 and issued 1,500,000 shares of common stock on December 24, 2002 and the remaining 1,455,083 shares of common stock on January 3, 2003. As of December 31, 2002, the Company recorded a subscription receivable of 237,288 related to the 1,500,000 shares issued on December 24, 2002. Based on the remaining registered shares and current stock price, the Company can raise approximately $450,000 from the Equity Line of Credit.

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

         On January 29, 2003, the Company received a Holder Redemption Notice (the "Notice") from the Investor. The Notice, referencing the Debenture Agreement, stated the Investor demands payment of the Current Redeemable Balance. Pursuant to the Debenture Agreement, the Company had five days to pay the balance in cash. Because the Company did not pay the Redeemable Balance as requested by the Holder, the Company is now in default as defined by Section 6.c.ix of the Debenture Agreement. As a result of the default, the Investor may convert the Redeemable Balance into shares of Common Stock at any time, at the lower of the Fixed Conversion Price ($1.44) or 75 percent of the average of the three lowest Closing Bid Prices during the ten trading days after a conversion or put notice is delivered.

         The Redeemable Balance on December 31, 2002 was approximately $2,499,262. As of February 10, 2003, the Company has reduced the Redeemable Balance to $1,804,816. Based on the current cash balance and obligations, stock price and remaining registered shares, the Company may not be able to repay the remaining Redeemable Balance through cash payments or through puts under the Agreement without modifying the Agreement with Beach Boulevard. Furthermore, there is no assurance that Beach Boulevard will modify the Agreement and moreover, a modification of the Agreement may result in the Registration Statement to no longer be available for resale of shares of common stock.

NOTE D. REVENUE RECOGNITION

         The Company recognizes revenue from product sales when it has a firm fixed price substantiated by a signed purchase order, the products have been shipped, the Company has fulfilled all obligations contingent to the sale, and collectibility is probable. If these conditions are not met, revenue is deferred until all obligations and conditions are fulfilled. For example, if the Company retains an obligation to install or provide software upgrades, revenue is deferred until the product is installed or the software or the upgrade is provided. The Company occasionally sells extended warranties, and revenue related to these transactions is recognized ratably over the period of the agreement as services are provided.

NOTE E. INVENTORIES

         Inventories are stated at the lower-of-cost or market with cost determined using first-in first-out. Inventories consist of the following:

                                                 DECEMBER 31,         JUNE 30,
                                                    2002                2002

Raw materials                                    $   56,558          $  490,464
Work-in process                                      11,070             102,178
Finished goods                                      490,044             485,795
                                                 -----------         -----------
Total                                            $  557,672          $1,078,437
                                                 ===========         ===========

         Finished goods inventory at December 31, 2003, consists of approximately $201,000 of finished goods ready for sale, $70,000 of finished goods used for demonstration purposes ready for sale and $219,000 of deferred costs relating to deferred revenue of $830,000 (approximately $123,000 of deferred medical revenue and $707,000 of deferred industrial revenue).

         Inventory and commitments are based upon future demand forecasts. In the second quarter of fiscal 20032, inventory levels exceeded our forecast requirements and we recorded an additional excess inventory charge of $390,000 in accordance with our policy.

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

NOTE G.  STOCK WARRANTS, OPTIONS, AND RESTRICTED STOCK

         In accordance with Accounting Principles Board Opinion (APB) No. 25 ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES FOR STOCK-BASED COMPENSATION, and Financial Accounting Standards Board Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION (AN INTERPRETATION OF APB 25), during the three months and six months ended December 31, 2001, the Company recorded a decrease to operating expenses of approximately $167,190 and $3,515,859, respectively, related to stock-based compensation for variable stock options. This non-cash adjustment represents changes in the difference between the exercise price of certain stock options and the fair market value of the underlying security (the Company's common stock). Because the value of a share of the Company's stock at December 31, 2001, was less than the value of a share at June 30, 2001, the Company recorded a decrease in previously recognized expense.

NOTE H. CONTINGENCIES

         Except as disclosed in our Form 10-K and in this report, the Company is unaware of any material contingencies.

 NOTE I. SEGMENTS

         Management evaluates the Company as two distinct lines of business: medical and industrial products and services. The following unaudited tables describe operations for each product segment for the three-month periods December 31, 2002 and 2001.

                                         THREE MONTH PERIOD ENDED                     THREE MONTH PERIOD ENDED
                                               DECEMBER 31,                                 DECEMBER 31,
                                                  2002                                          2001

                                   Medical      Industrial        Total         Medical      Industrial        Total
Revenue                         $   395,971    $   199,000    $   594,971    $   231,445    $     4,243    $   235,688
Cost of Revenues                   (652,122)       (95,882)      (748,004)      (153,599)        (1,360)      (154,959)
                                ------------   ------------   ------------   ------------   ------------   ------------
   Gross Margin                    (256,151)       103,118       (153,033)        77,846          2,883         80,729

General & Administration            523,458        122,786        646,244        957,179        224,523      1,181,702
Research & Development              818,062        335,595      1,153,657      1,336,000        245,289      1,581,289
Marketing                           313,532         73,545        387,077        855,130        200,586      1,055,716
Depreciation and amortization       150,633         25,361        175,994        372,493         15,594        388,087
Impairments                         540,558        170,636        711,194             --             --             --
                                ------------   ------------   ------------   ------------   ------------   ------------
   Total Operating Expense        2,346,243        727,923      3,074,166      3,520,802        685,992      4,206,794
       Operating Loss           $(2,602,394)   $  (624,805)   $(3,227,199)   $(3,442,956)   $  (683,109)   $(4,126,065)
                                ============   ============   ============   ============   ============   ============

                                         SIX MONTH PERIOD ENDED                        SIX MONTH PERIOD ENDED
                                               DECEMBER 31,                                 DECEMBER 31,
                                                  2002                                         2001

                                   Medical      Industrial        Total         Medical      Industrial        Total
Revenue                         $   646,901    $   212,000    $   858,901    $   368,579    $    74,361    $   442,940
Cost of Revenues                   (851,828)      (100,553)      (952,381)      (251,904)       (14,486)      (266,390)
                                ------------   ------------   ------------   ------------   ------------   ------------
   Gross Margin                    (204,927)       111,447        (93,480)       116,675         59,875        176,550

General & Administration          1,198,018        281,017      1,479,035       (683,591)      (160,348)      (843,939)
Research & Development            1,663,258        738,711      2,401,969      2,310,345        564,636      2,874,981
Marketing                           806,430        189,162        995,592      1,036,742        243,187      1,279,929
Depreciation and amortization       289,438         50,140        339,578        753,037         21,616        774,653
Impairments                         540,558        170,636        711,194             --             --             --
                                ------------   ------------   ------------   ------------   ------------   ------------
   Total Operating Expense        4,497,702      1,429,666      5,927,368      3,416,533        669,091      4,085,624
       Operating Loss           $(4,702,629)   $(1,318,219)   $(6,020,848)   $(3,299,858)   $  (609,216)   $(3,909,074)
                                ============   ============   ============   ============   ============   ============

NOTE K. FDA DEVELOPMENTS

         The Company's medical imaging and treatment products are subject to regulation by the U.S. Food and Drug Administration ("FDA"). Over the past few years, the Company has sought approval for its Breast Cancer System through the

FDA's Pre-Market Approval process ("PMA"), which requires rigorous clinical efficacy testing, manufacturing and other data. The Company utilized the FDA's modular submission method and submitted its application for approval on five modules for review.

         On December 10, 2002, the Company presented the Breast Cancer System 2100(TM) ("BCS") to the FDA's Radiological Devices Panel ("Panel"), which recommended by a vote of 4 to 3 against recommending approval of the BCS to the FDA. On January 23, 2003, the FDA sent the Company a letter concurring with the panel's recommendation. The letter provided specific actions the Company could take in order to obtain FDA approval in the future including: a) performing a new clinical study, (b) modifying the indication for use, (c) performing a reproducibility study to take into account variations encountered in clinical practice, and (d) providing a validated daily quality assurance procedure; that if successfully completed may make the Company's PMA approvable with the FDA. The Company is working with the FDA's Ombudsman to appeal the FDA's decision to the Medical Dispute Resolution Panel and has engaged in lobbying efforts to address this issue at the executive level. We cannot guarantee whether or when the FDA will approve the BCS. As noted below, the failure to obtain FDA approval is an event that has raised significant concern about whether the Company may continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This document, and the documents incorporated by reference, contain forward-looking statements within the meaning of the Securities Act of 1933 and Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any expected results, performance or achievements. When used in this document the words "expects", "anticipates," "intends," "plans," "may," "believes," "seeks," "estimates," and similar expressions generally identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any forward-looking statements except to the extent required under applicable securities laws.

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

         We believe the following are our most important accounting policies. That is, they are both important to the portrayal of our financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

         CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash in checking accounts and short-term highly liquid investments with an original maturity of three months or less.

         REVENUE RECOGNITION--The Company recognizes revenue from its product sales upon shipment of products when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations remain, the price or fee is fixed or determinable, and collectibility is probable. If these conditions are not met, revenue is deferred until such obligations and conditions are fulfilled. If the Company retains an ongoing obligation under a sales arrangement, revenue is deferred until all the Company's obligations are fulfilled. Warranty revenue is recognized ratably over the period of the agreement as services are provided.

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

         TRENDS/UNCERTAINTIES AFFECTING CONTINUING OPERATIONS

         We are exposed to the opportunities and risks usually associated with marketing and manufacturing novel products, including staff recruiting and retaining staff, market acceptance of our products, product warranty, bad debts, and inventory obsolescence. We expect to earn revenues from the sale of our products, but there is no guarantee that these revenues will recover all the costs of marketing, selling and manufacturing our products.

         Our marketing efforts rely upon building relationships with manufacturers, medical equipment dealers, physicians and clinical investigators. We reach our target markets by attending trade shows and conferences, making direct sales calls, and by sponsoring clinics, where we introduce and demonstrate our products. We believe marketing medical products through trade shows, conference presentations, direct mail, and inside sales augmented with dealers, provides a low cost, high leverage approach to diagnostic imaging and pain management practitioners. To the extent possible, we plan to continue investing resources in these programs, although we there can be no assurance they will lead to market acceptance of our products.

         We organize clinical studies with institutions and practitioners to obtain user feedback and to secure technical papers for training and marketing purposes. These strategies represent a significant investment of time and resources and have provided useful information; however, there can be no guarantee that these strategies will lead to market acceptance of our products.

         To date, we have had limited operating revenues from the sale of our products and services. We cannot assure you that we will achieve profitability in the future. Our immediate priority is to reconcile issues presented to us by the FDA Advisory Panel on December 10, 2002. At this time, we are unsure how much time and additional financing we will require to resolve these issues with the FDA, which raises concern about the Company's ability to continue as a going concern.

RISK FACTORS

INVESTMENT IN SHARES OF OUR COMMON STOCK IS SUBJECT TO A NUMBER OF RISK FACTORS THAT, IF REALIZED OR COME TO FRUITION, MAY ADVERSELY AFFECT THE COMPANY'S PROFITABILITY AND THE VALUE OF THESE SHARES WHILE HELD BY OUR SHAREHOLDERS.

THE FAILURE TO OBTAIN FDA APPROVAL OF OUR BREAST CANCER SYSTEM (BCS) HAS HAD A MATERIAL ADVERSE IMPACT ON THE COMPANY.

         We represented the BCS to a FDA Advisory Panel on December 10, 2002, and the Panel voted against recommending approval of the BCS. On January 23, 2003, the FDA concurred with the recommendation made by the Panel and issued a letter to notify us. The FDA's decision to disapprove the BCS has and may continue to adversely affect the value of our common stock and may jeopardize our ability to continue operation as a going concern. Unless we are able to persuade the FDA to modify its position or acquire the additional financing that would allow us to take the steps suggested by the FDA to receive approval, we are unlikely to generate funds from operations to continue as a going concern. We may have to substantially change our operations, including the sale of our assets.

WE ARE INVOLVED IN SUBSTANTIAL SHAREHOLDER LITIGATION, WHICH MAY HAVE AN ADVERSE IMPACT ON US AND OUR SHAREHOLDERS.

         In 2002, five different lawsuits were filed against us in the United States District Court in Oregon. The five lawsuits were consolidated into a single lawsuit. Each suit makes substantially the same allegations: the Company misled shareholders regarding such things as FDA approval and other matters, which the plaintiffs believe caused significant damage to the shareholders holding shares of our common stock at the time of these alleged misrepresentations and omissions. We believe the allegations are without merit and intend to defend them vigorously. Defending these lawsuits, which we believe will be consolidated into a single lawsuit, will require additional legal expenses to defend, may make fund raising more difficult if not impossible and will distract certain members of management from day to day operations.

         Moreover, our insurance carrier has denied coverage for the plaintiffs' claims and, accordingly, has indicated it will not cover the costs of defending the claims and will not pay any resulting damages we may suffer if the plaintiffs are successful. We have retained insurance counsel to advise us in this matter, which is in its early stages.

         Finally, under our bylaws and contractual agreements, we are required to indemnify our current and former officers and directors who are parties to the litigation by providing legal defense through our attorneys (or reimbursing them for their own attorneys) and covering all damages they may suffer if the plaintiffs are successful.

All of these financial impacts may have an adverse impact on the value of our common stock and our ability to continue operations as a going concern.

WE NEED ADDITIONAL FINANCING AND, IF WE ARE UNABLE TO GET ADDITIONAL FINANCING, WE MAY HAVE TO MATERIALLY CHANGE OUR OPERATIONS, WHICH COULD ADVERSELY AFFECT OUR RESULTS FROM OPERATIONS AND SHAREHOLDER VALUE.

         As of December 31, 2002, our working capital, excluding deferred revenue, was $398,000. We have suffered recurring losses from our operations, have been denied FDA approval for our BCS, and we have ongoing lawsuits, all of which substantially raise doubt about our ability to raise additional capital. We have thus far been unsuccessful in generating any interest from the investment community in making an investment in the Company. There is no assurance that capital will be available from any source or, if available, upon acceptable terms and conditions.

         We expect that if we are able to raise additional capital, we will use a combination of equity and debt securities and instruments. The sale of equity securities could dilute our existing shareholders, and borrowings from third parties could result in assets being pledged as collateral and loan terms that could adversely affect our ability to continue operations as a going concern and affect the price of our common stock.

OTHER RISK FACTORS.

         The above mentioned risk factors should be read in conjunction with our Audited Consolidated Financial Statements, Notes thereto and risk factors contained in our Form 10-K for the fiscal year ended June 30, 2002.

         GENERAL

         Computerized Thermal Imaging, Inc. ("we", "us", "our", "CTI", "the Company") designs, manufactures and markets thermal imaging devices and services used for clinical diagnosis, pain management and industrial testing. The Company markets its products through an internal sales force and a network of independent distributors.

         The Company has developed thermal imaging technology and equipment and methods for applying our proprietary technology. We believe our thermal imaging systems generate data, difficult to obtain or not available using other imaging methods, which is useful to health care providers in the detection of certain diseases and disorders and useful to the industry for product quality testing.

         Our research indicates that our equipment and technology is useful in studying and diagnosing breast cancer, which is the most common cancer in women after skin cancers. Our research and development efforts led to the creation of our BCS. We are seeking FDA pre-market approval for this system as an adjunct to mammography and clinical examinations, for use as a painless and non-invasive technique for acquiring clinical information. To receive PMA approval, we must establish the BCS's ability to consistently distinguish between malignant and benign tissue and thereby reduce the number of benign breast biopsies performed. We have received acceptance on four of five modules required for PMA approval. We submitted the fifth module, which includes clinical trial results and efficacy claims, during June 2001.

         We represented the BCS to the FDA's Radiological Devices Panel on December 10, 2002, and the Panel voted against recommending approval of the BCS. On January 23, 2003, the FDA concurred with the recommendation made by the Panel and issued a letter to the Company to disapprove the BCS. The FDA's decision to disapprove the BCS is based on technical and statistical issues regarding the clinical trial and analysis of the clinical trial data. The FDA's letter states specific actions we could take to put the PMA into an approvable form including:
a) performing a new pre-market clinical study, (b) modifying the indication for use, (c) performing a reproducibility study to take into account variations encountered in clinical practice, and (d) providing a validated daily quality assurance procedure. We are pursuing an appeal of the FDA's action utilizing the FDA's Ombudsman to appeal the FDA's decision to the Medical Dispute Resolution Panel and have engaged in lobbying efforts.

         We are publicly traded on the American Stock Exchange under the symbol "CIO". On February 4, 2003, we had approximately 92 million shares of common stock outstanding held by approximately 26,000 shareholders, primarily individuals. In addition to common stock outstanding, we have approximately
14.75 million shares of common stock underlying warrants and options that remain unexercised. On a fully diluted basis, we have approximately 100.8 million common shares outstanding, 28 percent of which are beneficially owned by insiders and affiliates. Other than our wholly-owned subsidiary, Bales Scientific, Inc., we have no other interest in any other entity.

         The Company uses capital to pay general corporate expenses, including salaries, manufacturing costs, professional fees, clinical trials and technical support costs, and general and administrative expenses. To date, the Company has funded its business activities with funds raised through the private placement of common stock, debt and warrants and the exercise of warrants and options.

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 2002, COMPARED TO QUARTER ENDED DECEMBER 31, 2001, (ROUNDED IN THOUSANDS).

         REVENUES

         Revenues for the quarter ended December 31, 2002 increased $359,000 or 152%, from the same period last year to $595,000; $396,000 resulted from the sale of pain management products and the $199,000 from the sale of industrial products and services.

         During the quarter ended December 31, 2002, medical segment revenues increased $165,000, or 71%, from the same period last year to $396,000. During the quarter ended December 31, 2001, medical segment revenues were $231,000.

                  During the quarter ended December 31, 2002, industrial segment revenues increased $195,000 from the same period last year to $199,000. During the quarter ended December 31, 2001, industrial segment revenues were $4,000. This increase is the result of the sale of an industrial testing product and related products compared to providing turbine testing services.

         COSTS AND EXPENSES

         General and administrative expenses for the quarter ended December 31, 2002, were $646,000 compared to $1,182,000 for the same period last year, a decrease of $536,000, or 45%. Excluding a non-cash compensation benefit in the quarter ended December 31, 2001 of $124,000, general and administrative expenses decreased $660,000, or 51%. This decrease is primarily a result of 1) a $306,000 decrease in wages resulting from reducing staffing levels and a reduction of $180,000 in accrued incentive compensation; 2) an $84,000 decrease in professional services and legal expense; 3) a $175,000 decrease in settlement charges; and 4) a $117,000 decrease in administrative expense. These decreases relate to our effort to curtail expenses. If we can obtain FDA approval or funding to facilitate the steps suggested by the FDA, our expense level will increase.

         Research and development expenses for the quarter ended December 31, 2002 were $1,154,000 compared to $1,581,000 for the same period last year resulting in a decrease of $427,000, or 27%. Excluding a non-cash compensation expense of $34,000 in the quarter ended December 31, 2001, research and development expenses decreased $393,000, or 25%. The decrease is primarily a result of: 1) a $280,000 decrease in wages related to reducing staffing levels and a $90,000 reduction in accrued incentive compensation; 2) a $75,000 decrease in research and development related to the development of the BCS and other pain management products; 3) a $73,000 decrease in clinical study expenses for the BCS and pain management products; and 4) a $30,000 decrease in administrative costs. This reduction in expenses was partially offset by a $30,000 increase in legal patent expenses. These decreases relate to our effort to curtail expenses. If we can obtain FDA approval or funding to facilitate the steps suggested by the FDA, our expense level will increase.

         Marketing expenses for the quarter ended December 31, 2002 were $387,000 compared to $1,056,000 for the same period last year resulting in a decrease of $669,000, or 63% from the same three-month period in 2001. Excluding a stock compensation benefit of $20,000 for the quarter ended December 31, 2001, marketing expenses decreased $689,000, or 64%. The decrease is primarily a result of: 1) a $74,000 decrease in wages related to reducing staffing levels and a $33,000 reduction in accrued incentive compensation; and 2) a $622,000 decrease in advertising and marketing related to discontinuing most marketing and advertising activities including the reduction of an $81,000 in a marketing accrual for professional marketing services and tradeshow activities. These decreases relate to our efforts to curtail expenses.

         Depreciation and amortization expense for the quarter ended December 31, 2002 decreased $212,000, or 55% from the same quarter in 2001 to $176,000. During Fiscal 2002, we amortized our goodwill ratably over 10 years; however, we wrote off essentially all of our intangible assets during the fourth quarter of our 2002 fiscal year.

         Impairment loss for the quarter ended December 31, 2002 was $711,000. Because of our limited cash balances, history of sustained losses and the FDA's decision to disapprove the BCS, we reviewed our fixed assets and impaired them to their estimated net realizable value.

         OTHER INCOME

         Net interest income for the quarter ended December 31, 2002 decreased $389,000 from the same quarter of 2001 to a net expense of $159,000. This decrease resulted from: 1) a $39,000 interest expense charge related to interest on the balance of the debenture; 2) a $172,000 charge from amortization of deferred finance cost and beneficial conversion feature discount on the debenture over the life of the mandatory put period; and 3) lower yields and decreased balances in marketable securities available for sale.

         NET INCOME/(LOSS)

         As a result of the foregoing, we recorded a net loss of ($3,386,000) for the quarter ended December 31, 2002, compared to a net loss of ($3,896,000) for the quarter ended December 31, 2001.

         For the quarter ended December 31, 2002, the loss attributable to common shareholders was $3,386,000, or ($0.04) per share, compared to a loss attributable to common shareholders of $3,896,000, or ($0.05) per share, for the quarter ended December 31, 2001.

SIX MONTHS ENDED DECEMBER 31, 2002 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2001 (ROUNDED IN THOUSANDS).

         REVENUES

         Revenues for the six months ended December 31, 2002 increased $416,000 from the same period last year to $859,000, $647,000 resulted from the sale of pain management products and the $212,000 from the sale of industrial products and services.

         During the six months ended December 31, 2002, medical segment revenues were $647,000 compared to $369,000 from the same period last year resulting in an increase of $278,000, or 75%. This increase in medical sales is a result of increased foreign sales and increased sales activity overall due to decreasing the per-unit sales price of our products.

         During the six months ended December 31, 2002, industrial segment revenues were $212,000 compared to $74,000 from the same period last year resulting in an increase of $138,000, or 186%,. This increase is the result of the sale of an industrial testing product and related products compared to providing turbine testing services.

         COSTS AND EXPENSES

         General and administrative expenses for the six months ended December 31, 2002 were $1,479,000 compared to a benefit of $844,000 for the same period last year. General and administrative expenses for the six months increased $2,323,000 from the same six month period in 2001. Excluding a non-cash compensation expense of $7,000 and a benefit of $2,912,000 in the six month period ended December 31, 2002 and 2001 respectively, general and administrative expenses decreased $596,000. This decrease is primarily a result of: 1) a $220,000 decrease in wages resulting from staff reductions and a reduction of $180,000 in accrued incentive compensation; 2) a $256,000 decrease in administrative expenses; 3) a $175,000 decrease in settlement charges; and 4) a $81,000 decrease in travel expenses. This reduction in expense was partially offset by a $167,000 increase in professional services and legal expenses. These decreases relate to our effort to curtail expenses. If we can obtain FDA approval or funding to facilitate the steps suggested by the FDA, our expense level will increase.

         Research and development expenses for the six months ended December 31, 2002 were $2,402,000 compared to $2,875,000 for the same period last year, resulting in a decrease of $473,000, or 16%. Excluding a non-cash compensation benefit of $168,000 in the six months ending December 31, 2001, research and development expenses decreased $641,000. The decrease is primarily a result of:
1) a $271,000 decrease in wages related to staff reductions and a related $90,000 decrease in accrued incentive compensation; 2) a $260,000 decrease in research and development expenses related to the development of the BCS and other pain management products; 3) a $75,000 decrease in industrial research and development expenses; 4) a $123,000 decrease in clinical study expenses for the BCS and pain management products; and 5) a $30,000 decrease in administrative costs. This reduction in expenses was partially offset by a $64,000 increase in legal and regulatory expenses. These decreases relate to our effort to curtail expenses. If we can obtain FDA approval or funding to facilitate the steps suggested by the FDA, our expense level will increase.

         Marketing expenses for the six months ended December 31, 2002 were $996,000, compared to $1,280,000 for the same period last year, resulting in a decrease of $284,000, or 22%. Excluding a non-cash compensation benefit of $378,000 for the six months period ended December 31, 2001, marketing expenses decreased $662,000, or 40%. The decrease is primarily a result of a $728,000 decrease in advertising and marketing expenses related to discontinuing most related activities, including the reduction of $81,000 to a marketing reserve accrued for professional services and tradeshow activities. These expenses were partially offset by a $41,000 increase in administrative costs. These decreases relate to our efforts to curtail expenses.

         Depreciation and amortization expense for the six months ended December 31, 2002 decreased $435,000, or 56%, from the same six months in 2001 to $340,000. During fiscal 2002, we amortized our goodwill ratably over 10 years, however; we wrote off essentially all of our intangible assets during the fourth quarter of our 2002 fiscal year.

         Impairment loss for the six months ended December 31, 2002 was $711,000. Because of our limited cash balances, history of sustained losses and the FDA's decision to disapprove the BCS, we reviewed our fixed assets and impaired them to their estimated realizable value.

         OTHER INCOME

         Net interest income for the six months ended December 31, 2002 decreased $1,282,000 from the same six months of 2001, to a net expense of $787,000. This decrease resulted from: 1) a $82,000 interest expense charge related to interest on the balance of the debenture; 2) a $560,000 charge from amortization of deferred finance cost and beneficial conversion feature discount on the debenture over the life of the mandatory put period; 3) a $286,000 charge to interest expense recorded to increase the redeemable balance of the debenture by 11% pursuant to provisions of the Convertible Debenture (see Agreement with Beach Boulevard LLC, below); and 4) lower yields and decreased balances in marketable securities available for sale.

         NET INCOME/(LOSS)

         As a result of the foregoing, we recorded a net loss of $6,808,000 for the six months ended December 31, 2002, compared to a net loss of $3,414,000 for the six months ended December 31, 2001. Excluding a non-cash compensation, the net loss was $6,801,000 for the six month period ended December 31, 2002, compared to $6,872,000 for the same period in 2001, a decrease of $71,000.

         For the six months ended December 31, 2002 the loss attributable to common shareholders was $6,808,000, or ($0.08) per share, compared to a loss attributable to common shareholders of $3,414,000, or ($0.04) per share, for the six months ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         SOURCES AND USES OF LIQUIDITY

         Our sources of funds used for operations have historically come from issuing common stock, options and warrants, revenues generated from operations, sale of marketable securities, interest earned from marketable securities available for sale and debt assumption.

         Our cash requirements include, but are not limited to, general corporate expenses including office salaries and expenses, lease payments on office space, legal and accounting fees for litigation and to comply with securities registration and reporting requirements, costs of clinical trials and technical support, FDA consulting expenses, procurement of inventory and technical support, FDA consulting expenses, procurement of inventory and manufacturing expenses, and research and development of our medical and industrial applications.

         Net cash used in operating activities for the six months ended December 31, 2002 was $6,180,000 compared to $6,567,000 for the six months ended December 31, 2001. The decrease in cash used in operating activity was primarily a result our efforts to decrease our cash outlays offset by litigation settlements paid during the six months ended December 31, 2002.

         Net cash provided by investing activities for the six months ended December 31, 2002 was $5,428,000 compared to net cash used in investing activities of $788,000 in the six months ended December 31, 2001. Net cash provided by and used in investing activities primarily relates to selling securities to fund operations or using cash to purchase securities available-for-sale.

         Net cash provided by financing activities was $314,000 in the six months ended December 31, 2002 compared to $1,621,000 during the six months ended December 31, 2001. Net cash provided by financing activities for the six months ended December 31, 2002 was from selling stock to Beach Boulevard, LLC pursuant to the Equity Line. Net cash provided from financing activities for the six months ended December 31, 2001 was primarily from the exercise of employee options and investor warrants.

         As a result of the foregoing, the net cash outflow decreased by $438,000 in the six months ended December 31, 2002 compared to a $5,735,000 decrease in the six months ended December 31, 2001.

         Cash and cash equivalents at the end of the six months ended December 31, 2002 were $499,000 compared to $2,075,220 for the six months ended December 31, 2001.

         The following table summarizes the Company's contractual obligations and commitments to make future payments:

                                                                             Payments due by period
                                                           Total        Less than 1 year      1-2 years       After 3 years
Operating Leases                                         $  743,277        $  309,703        $  203,170        $  230,404
Convertible debenture net of conversion privilege         2,428,114         2,428,114                --                --
Interest on Debenture                                        71,148            71,148                --                --
                                                         -----------       -----------       -----------       -----------
Total                                                    $3,242,539        $2,808,965        $  203,170        $  230,404
                                                         ===========       ===========       ===========       ===========

AGREEMENT WITH BEACH BOULEVARD LLC

         On December 31, 2001, the Company entered into a financing agreement (the "Agreement") with Beach Boulevard, LLC (the "Investor"), pursuant to which the Company issued a 7% convertible debenture in the amount of $2.5 million (the "Convertible Debenture") and secured an equity line of credit (the "Equity Line") that would allow the Company to sell up to $20 million in common stock to the Investor at 94% of the market price, as defined by the Agreement. Based on its original terms, the Convertible Debenture is due on December 31, 2004. The terms of the Agreement permit the Investor to convert the Convertible Debenture into 2,100,694 shares of common stock at a conversion price of $1.44 per share at any time during the term of the Agreement. Interest on the Convertible Debenture is due on the conversion date and is payable, at the option of the Company, in cash.

         In connection with the Agreement, the Company entered into a registration rights agreement and subsequently filed a registration statement with the SEC, which was declared effective on March 18, 2002. The Investor may require the Company to redeem all or a portion of the Convertible Debenture if the average closing bid price of the Company's common stock for the 90 consecutive trading days after the effective date of the registration statement is less than $1.44 (a "Trigger Event"). The amount redeemable is equal to 111 % of the principal balance of the Convertible Debenture and accrued interest (the "Redeemable Balance"). If a Trigger Event occurs, the Investor is required to provide notice to the Company of its election to force redemption and to specify the date (the "Redemption Due Date") on which the Redeemable Balance is to be paid. If the Company does not pay the Redeemable Balance in full by the Redemption Due Date, the Company is required to issue registered unrestricted shares of common stock pursuant to a series of mandatory put notices consistent with the terms of the Equity Line. If the Redeemable Balance is not paid through the mandatory puts within six months of the Investor's notice to force redemption, the unpaid portion of the Redeemable Balance is required to be paid immediately in cash. If the Company does not pay the Redeemable Balance within five days, the Investor can require the Company to continue issuing puts at 75 percent of the three lowest bid prices from 10 trading days after a put is issued.

         On July 25, 2002, the Investor notified the Company that a Trigger Event had occurred and the Redeemable Balance of the Convertible Debenture became due. On the date of the Trigger Event, the Redeemable Balance was approximately $2,898,000, which included principal of approximately $2,500,000, $111,000 of accrued interest and $287,000 of penalty. The Company elected to satisfy the Redeemable Balance through a series of mandatory put notices based on the terms of the Equity Line. The terms of the Equity Line provide for one mandatory put per month and a maximum put amount per put equal to the lesser of $500,000 or 125 percent of the weighted average trading volume of the Company's common stock for the 20 days immediately preceding the date of the mandatory put notice. Because of the average trading volume restriction, we have only made modest debt repayments and have not been able to extinguish the debt entirely.

         During the three months ended December 31, 2002, the Company issued 575,897 common shares through mandatory put notices and applied the proceeds of $287,000 to redeem $187,473 of principal, $44,455 of accrued interest, and $25,072 of penalty pursuant to requirements of the Equity Line. The Company also issued 465,000 shares of common stock for $232,316 pursuant to the Equity Line, which were used for general corporate purposes.

         During the six months ended December 31, 2002, the Company issued 917,430 common shares through mandatory put notices and applied the proceeds of $456,068 to redeem $312,802 of principal, $98,067 of accrued interest, and $45,196 of penalty pursuant to requirements of the Equity Line. The Company also issued 609,112 shares of common stock for $314,386 pursuant to the Equity Line. The proceeds were used for general corporate purposes.

         On December 16, 2002, the Company issued a put to the Investor pursuant to the Equity Line for $467,000 and issued 1,500,000 shares of common stock on December 24, 2002 and the remaining 1,455,083 shares of common stock on January 3, 2003. As of December 31, 2002, the Company recorded a subscription receivable of 237,288 related to the 1,500,000 shares issued on December 24, 2002. Based on the remaining registered shares and current stock price, the Company can raise approximately $450,000 from the Equity Line of Credit.

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

         On January 29, 2003, the Company received a Holder Redemption Notice (the "Notice") from the Investor. The Notice, referencing the Debenture Agreement, stated the Investor demands payment of the Current Redeemable Balance. Pursuant to the Debenture Agreement, the Company had five days to pay the balance in cash. Because the Company did not pay the Redeemable Balance as requested by the Holder, the Company is now in default as defined by Section 6.c.ix of the Debenture Agreement. As a result of the default, the Investor may convert the Redeemable Balance into shares of Common Stock at any time, at the lower of the Fixed Conversion Price ($1.44) or 75 percent of the average of the three lowest Closing Bid Prices during the ten trading days after a conversion or put notice is delivered.

         On December 31, 2002, the Redeemable Balance outstanding was approximately $2,499,262. As of February 10, 2003, the Company has reduced the Redeemable Balance to $1,804,816. Based on the current cash balance and obligations, stock price and remaining registered shares, the Company may not be able to repay the remaining Redeemable Balance through cash payments or through puts under the Agreement without modifying the Agreement with Beach Boulevard. Furthermore, there is no assurance Beach Boulevard will modify the Agreement and moreover, a significant modification of the Agreement may result in the need to issue a new registration statement for the resale of common stock.

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

         Since inception, we have generated significant losses from operations and, although we have generated some revenues, we are still a development stage enterprise. While we have taken actions to reduce our expenses and cash consumption, we expect to incur additional operating losses. Our working capital requirements in the foreseeable future will depend on a variety of factors and assumptions. In particular, that we can acquire additional financing through additional equity and/or debt financings or through the sale of assets or intellectual property during fiscal year 2003. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution that would aversely affect the price of our common stock. Furthermore, there can be no assurance that additional financing will be available when needed or at all, or that if available, such financing will be on terms favorable to us or our stockholders. If financing is not available when required or is not available on acceptable terms, we may be required to curtail our operating plan and may not continue operations as a going concern.

         On December 10, 2002, and the FDA's Advisory Panel voted to not recommend approval of the BCS. On January 23, 2003, the FDA concurred with the recommendation made by the Panel and issued a letter. The FDA's decision to disapprove the BCS is based on technical and statistical issues regarding the clinical trial and analysis of the clinical trial data. The FDA letter states specific actions the Company could take to put the PMA into an approvable form, including a new pre-market clinical study, extensive analysis of existing clinical information, and revised indications for use of the device. Taking such actions, however, will require additional capital and may require that we substantially change our operations, including the sale or our assets.

         In 2002, the Company is in ongoing litigation from a class-action lawsuit filed against us in the United States District Court in Oregon. The Company believes the allegations are without merit and intends to defend them vigorously. However, defending these lawsuits, which have been consolidated into a single lawsuit, requires additional legal expenses, has made fundraising more difficult if not impossible and will distract certain members of management from day-to-day operations.

         Moreover, our insurance carrier has denied there is insurance coverage for the plaintiff's claims and, accordingly, has indicated it will not cover the costs of defending the claims or pay any resulting damages we may suffer if the plaintiff's are successful. We have retained insurance counsel who is in the process of evaluating the amended consolidated complaint.

         Finally, under our bylaws and contractual agreements we are required to indemnify our current and former officers and directors who are a party to the litigation by providing legal defense through our or their own attorneys and covering all damages they may suffer if the plaintiffs are successful.

         We do not have sufficient capital to cover: 1) the expected costs of additional clinical studies as required by the FDA; 2) the potential damages of the shareholder litigation without insurance coverage; or 3) to fund our business plans over the next year. We will have to obtain additional capital through issuance of securities, assumption of loans, sale of assets or sale of intellectual property. Furthermore, these factors have made it difficult if not impossible to raise the required capital needed to continue operations. If we are not successful, we will have to scale back our business plans and may have to discontinue operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are a development stage enterprise. We believe we are not subject to market risks beyond ordinary economic risks, such as interest rate fluctuation and inflation.

         At December 31, 2002, we had invested approximately $2.9 million in cash and available-for-sale marketable securities including investments in United States government securities and corporate bonds. Although we believe the issuers of these marketable securities are solvent and are favorably rated by recognized rating agencies, there is the risk that such issuers may not have sufficient liquid assets to satisfy their obligations at the time such obligations become due. If such were to occur, we may not be able to recover the full amount of our investment.

         Each of our marketable securities has a fixed rate of interest. Accordingly, a change in market interest rates may result in an increase or decrease in the market value of our marketable securities. If we liquidate any of our marketable securities prior to the time of their maturity, we could receive less than the face value of the security.

ITEM 4.  CONTROLS AND PROCEDURES

         Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-14 and 15d-14 under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive

Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these disclosure controls, subsequent to the date of this evaluation.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

SHAREHOLDER SECURITIES LITIGATION
---------------------------------

         A lawsuit filed against us in the United States District Court in Oregon alleges the Company misled shareholders regarding such things as FDA approval and other matters, which the plaintiffs believe caused significant damage to the shareholders holding shares of our common stock at the time of these alleged misrepresentations and omissions. On September 24, 2002, the Court appointed a lead plaintiff and consolidated these lawsuits into a single action; and on November 5, 2002, the plaintiffs filed an amended consolidated complaint against the Company and certain current and former officers. The Company filed a motion to dismiss the litigation on December 19, 2002. The plaintiffs responded on February 4, 2003, and the Company will reply by March 1, 2003. The court has scheduled a hearing on the Company's motion to dismiss for March 24, 2003.

         Moreover, our insurance carrier has denied coverage for the plaintiffs' claims and, accordingly, has indicated it will not cover the costs of defending the claims or pay any resulting damages we may suffer if the plaintiffs are successful. We have retained counsel to evaluate the question of insurance coverage regarding the plaintiffs claims set out in their amended consolidated complaint. There can be no assurance the Company will be successful in obtaining Director & Officer's coverage for this litigation.

         Finally, under our bylaws and contractual agreements we are required to indemnify our current and former officers and directors who are parties to the litigation by providing legal defense through our attorneys (or reimbursing them for their own attorneys) and covering all damages they may suffer if the plaintiffs are successful.

OTHER LEGAL PROCEEDINGS
-----------------------

         On December 12, 2002 the Company was issued a subpoena to deliver certain documents to the grand jury for the U.S. District Court for the Southern District of New York. A subpoena was also served on the Chairman, Richard V. Secord. The documents requested relate to corporate documents and records as well as activities occurring over the period of the period from July 1, 2002 until the date the documents are produced. Both the Company subpoena and the Chairman's subpoena request information that relates primarily to activities and events surrounding or relating to the application to the Food and Drug Administration for Pre Market Approval of the CTI Breast Imaging System.

         On December 12, 2002 the Company also received a letter from the U.S. Securities and Exchange Commission (SEC) requesting information and on February 3, 2003 the Company received a subpoena from the SEC requesting certain documents. The information and documents requested relate to the same information as described above. The Company has not been named as a defendant or subject of any administrative proceeding or inquiry.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         On January 29, 2003, the Company received a Holder Redemption Notice (the "Notice") from Beach Boulevard, LLC. The Notice demands payment of the Current Redeemable Balance. Because the Company has not fully paid the Redeemable Balance as requested by Beach Boulevard, LLC, the Company is now in default (See Note C to the Consolidated Financial Statements for a further explanation).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ANNUAL SHAREHOLDER MEETING. On December 12, 2002, we held our Annual Shareholder Meeting. Proposals I, II and III were approved. The results are as follows:

Proposal I

The following Directors were elected to serve a one-year term:

---------------------------------------- -------------------------------------- --------------------------------------
               DIRECTOR                                   FOR                            AUTHORITY WITHHELD
               --------                                   ---                            ------------------
---------------------------------------- -------------------------------------- --------------------------------------
Richard V. Secord                                     61,706,091                              1,924,134
---------------------------------------- -------------------------------------- --------------------------------------
John M. Brenna                                        61,913,295                              1,716,930
---------------------------------------- -------------------------------------- --------------------------------------
Harry C. Aderholt                                     63,142,459                                487,766
---------------------------------------- -------------------------------------- --------------------------------------
Milton R. Geilmann                                    62,007,177                              1,623,048
---------------------------------------- -------------------------------------- --------------------------------------
Brent M. Pratley, M.D.                                63,222,573                                407,652
---------------------------------------- -------------------------------------- --------------------------------------
Robert L. Simmons, M.D.                               63,256,592                                373,633
---------------------------------------- -------------------------------------- --------------------------------------

Proposal II

The proposal to amend the 1997 Stock Option and Restricted Stock Plan to1) extend participation in the Plan to directors and specified consultants, 2) eliminate the vesting schedule prescribed by the Plan in preference to vesting schedule as determined within the discretion of the Board of Directors, and 3) provide that the Plan be governed under Oregon law was approved as follows:

---------------------------------------- ------------------------------------- -------------------------------------
                  FOR                                  AGAINST                               ABSTAIN
                  ---                                  -------                               -------
---------------------------------------- ------------------------------------- -------------------------------------
              60,540,082                              2,532,065                              558,108
---------------------------------------- ------------------------------------- -------------------------------------

Proposal III

The proposal to ratify the selection of Deloitte & Touche, LLP as independent accountants for the fiscal year ending June 30, 2003 was approved as follows.

---------------------------------------- ------------------------------------- -------------------------------------
                  FOR                                  AGAINST                               ABSTAIN
                  ---                                  -------                               -------
---------------------------------------- ------------------------------------- -------------------------------------
              63,036,806                               230,930                               362,489
---------------------------------------- ------------------------------------- -------------------------------------

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         (1)      These exhibits are filed as part of this Form 10-Q.

Exhibit No.       Identification of Exhibit
-----------       -------------------------

10.1 1997 Stock Option and Restricted Stock Plan as amended (incorporated by reference to Form 14a Definitive Proxy Statement filed on November 8, 2002).

99.1 Certification of Computerized Thermal Imaging, Inc. Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Computerized Thermal Imaging, Inc. Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)      REPORTS ON FORM 8-K

                  Report on Form 8-K filed October 24, 2002 reporting notice of annual shareholder meeting.

                  Report on Form 8-K filed February 10, 2003 reporting a change in Certifying Accountants.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  COMPUTERIZED THERMAL IMAGING, INC.
                                  (Registrant)

                                  /s/ Richard V. Secord
Dated: February 18, 2003          ----------------------------------------------
                                  Richard V. Secord
                                  Chairman & Chief Executive Officer

                                  /s/ Bernard J. Brady
Dated: February 18, 2003          ----------------------------------------------
                                  Bernard J. Brady
                                  Chief Financial Officer, Secretary & Treasurer