Form 10-Q
period 2003-03-31
COMPUTERIZED THERMAL IMAGING INC
filed 2003-05-20
CIK 1021853

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to _____________

                         Commission file number: 1-16253

                       COMPUTERIZED THERMAL IMAGING, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                     NEVADA                               87-0458721
       -----------------------------------           --------------------
(State or other jurisdiction of incorporation or        (IRS Employer
                  organization)                      Identification No.)

         12725 SW 66th Avenue, Suite 100
                Portland, Oregon                            97223
       -----------------------------------             ----------------
    (Address of principal executive offices)              (Zip Code)

                                 (503) 624-5799
                            ------------------------
              (Registrant's telephone number, including area code)

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, par value $0.001, of which 107,397,378 shares were issued and outstanding as of May 14, 2003.

                       COMPUTERIZED THERMAL IMAGING, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements...................................................3

        Condensed Consolidated Balance Sheets as of March 31, 2003 and
        June 30, 2002 .........................................................3

        Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2003 and 2002 and for the period from inception on June 10, 1987 to March 31,2003 ...........................4

        Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2003 and 2002 and for the period from inception on June 10, 1987 to March 31, 2003 ..........................5

        Notes to Condensed Consolidated Financial Statements...................7

ITEM 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................20

ITEM 3. Quantitative and Qualitative Disclosure of Market Risk................43

ITEM 4. Controls and Procedures...............................................43

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.....................................................44

ITEM 2. Changes in Securities.................................................46

ITEM 3. Defaults upon Senior Securities.......................................46

ITEM 4. Submission of Matters to a Vote of Security Holders...................46

ITEM 5. Other Information.....................................................46

ITEM 6. Exhibits and Reports on Form 8-K......................................46

SIGNATURES ...................................................................47


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                      COMPUTERIZED THERMAL IMAGING, INC.
                                         (A Development Stage Company)
                                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              March 31,           June 30,
ASSETS                                                                          2003               2002
                                                                            (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                                 $  1,180,786       $    936,796
  Investments available for sale                                                 632,215          8,002,969
  Accounts receivable-trade, net (less allowance for doubtful accounts
   of $3,199 and $96,115 for March 2003 and June 2002, respectively               16,137             47,145
  Accounts receivable-other, net                                                  20,613            116,617
  Inventories                                                                    379,385          1,078,437
  Prepaid expenses                                                               208,249            514,444
  Deferred Finance Costs                                                              --            366,837
                                                                            -------------      -------------
        Total current assets                                                   2,437,385         11,063,245
                                                                            -------------      -------------

PROPERTY AND EQUIPMENT, Net                                                      383,871          1,438,873
                                                                            -------------      -------------

INTANGIBLE ASSETS:
  Intellectual property rights, net (less accumulated amortization:
   March - $14,127; June - $10,994)                                               18,681             39,006
                                                                            -------------      -------------

TOTAL ASSETS                                                                $  2,839,937       $ 12,541,124
                                                                            =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                                          $    670,300       $    992,006
  Accrued liabilities                                                            419,618          1,426,072
  Accrued settlement reserve                                                     100,000          1,400,000
  Convertible Debenture                                                        1,327,281          2,257,076
  Deferred revenues                                                              425,244            419,906
                                                                            -------------      -------------
        Total current liabilities                                              2,942,443          6,495,060
                                                                            -------------      -------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Convertible preferred stock, $5.00 par value, 3,000,000
    shares authorized; issued-none                                                    --                 --
  Common stock, $.001 par value, 200,000,000 shares authorized,
    99,523,487 and 83,004,313 issued and outstanding on
    March 31, 2003 and June 30, 2002,  respectively                               99,523             83,004
  Additional paid-in capital                                                  92,869,606         88,644,442
  Other comprehensive income                                                         265             14,178
  Deficit accumulated during the development stage                           (93,071,900)       (82,695,560)
                                                                            -------------      -------------
        Total stockholders' equity(deficit)                                     (102,506)         6,046,064
                                                                            -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  (DEFICIT)                       $  2,839,937       $ 12,541,124
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

                                           COMPUTERIZED THERMAL IMAGING, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                                                                                                        FROM
                                                                                                                    JUNE 10, 1987
                                                THREE MONTH PERIOD ENDED            NINE MONTH PERIOD ENDED         (INCEPTION)
                                                        MARCH 31,                          MARCH 31,                  THROUGH
                                                2003              2002              2003              2002         MARCH 31, 2003
                                            -------------     -------------     -------------     -------------     -------------
                                                                (RESTATED)                          (RESTATED)
INCOME:
  Product revenues                          $    372,086      $    287,812      $  1,153,987      $    656,390      $  2,787,499
  Service revenues                                18,500            26,401            95,500           100,762           342,982
  Cost of product revenue                       (212,527)         (210,317)       (1,146,800)         (462,220)       (2,321,695)
  Cost of service revenue                         (7,425)           (9,000)          (25,533)          (23,486)          (55,890)
                                            -------------     -------------     -------------     -------------     -------------

GROSS MARGIN                                     170,634            94,896            77,154           271,446           752,896
                                            -------------     -------------     -------------     -------------     -------------

OPERATING EXPENSES:
  General and administrative                     703,314         1,090,579         2,182,349           246,640        33,750,214
  Litigation Settlements                              --                --                --                --         2,697,434
  Research and development                       851,250         1,511,365         3,253,219         4,386,346        30,243,791
  Marketing                                      306,557           751,120         1,302,149         2,031,050         8,218,482
  Depreciation and amortization                   48,237           391,123           387,815         1,165,775         5,003,450
  Impairment loss                                     --                --           711,194                --        12,322,192
                                            -------------     -------------     -------------     -------------     -------------

Total operating expenses                       1,909,358         3,744,187         7,836,726         7,829,811        92,235,563
                                            -------------     -------------     -------------     -------------     -------------

OPERATING LOSS                                (1,738,724)       (3,649,291)       (7,759,572)       (7,558,365)      (91,482,667)
                                            -------------     -------------     -------------     -------------     -------------

OTHER INCOME (EXPENSE):
  Interest income                                 22,012           102,199           163,439           611,315         3,601,812
  Interest expense                            (1,851,869)         (109,801)       (2,780,207)         (123,798)       (5,172,713)
  Other                                               --                --                --                --           193,711
                                            -------------     -------------     -------------     -------------     -------------

Total other income (expense)                  (1,829,857)           (7,602)       (2,616,768)          487,517        (1,377,190)
                                            -------------     -------------     -------------     -------------     -------------

LOSS BEFORE EXTRAORDINARY ITEM                (3,568,581)       (3,656,893)      (10,376,340)       (7,070,848)      (92,859,857)

EXTRAORDINARY GAIN ON
  EXTINGUISHMENT OF DEBT                              --                --                --                --            65,637
                                            -------------     -------------     -------------     -------------     -------------

NET LOSS                                      (3,568,581)       (3,656,893)      (10,376,340)       (7,070,848)      (92,794,220)

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized gain (loss) on investments
    available for sale                            (8,225)         (107,370)          (13,913)         (147,766)              265
                                            -------------     -------------     -------------     -------------     -------------

TOTAL COMPREHENSIVE  (LOSS)                 $ (3,576,806)     $ (3,764,263)     $(10,390,253)     $ (7,218,614)     $(92,793,955)
                                            =============     =============     =============     =============     =============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                 94,133,485        82,804,002        87,098,608        82,375,746
                                            =============     =============     =============     =============

BASIC AND DILUTED LOSS PER COMMON SHARE     $      (0.04)     $      (0.04)     $      (0.12)     $      (0.09)
                                            =============     =============     =============     =============

                The accompanying condensed notes are an integral part of these consolidated financial statements.
                                                           4


                                           COMPUTERIZED THERMAL IMAGING, INC.
                                              (A Development Stage Company)
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)

                                                                                                              FROM
                                                                          NINE MONTHS ENDED               JUNE 10, 1987
                                                                              MARCH 31,                     INCEPTION
                                                                    -------------------------------          THROUGH
                                                                         2003               2002          MARCH 31, 2003
                                                                                         (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $(10,376,340)      $ (7,070,848)      $(92,794,220)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
  Depreciation and amortization                                           387,815          1,165,775          5,167,034
  Impairment loss an loss on sale of assets                               774,830                 --         12,385,828
  Bond amortization                                                        68,157             68,159             74,813
  Amortization bonds and deferred finance costs and discounts
    on notes payable                                                      609,761            109,889          2,037,499
  Conversion expense of convertible debenture                           1,776,839                 --          1,776,839
  Common stock, warrants, and options issued
    as compensation for services                                               --             27,415          9,639,920
  Options extended beyond their expiration date                                --                 --          1,687,250
  Common stock issued for interest expense                                     --                 --            423,595
  Stock-based compensation on options marked to market                      7,280         (3,508,506)           354,355
  Common stock issued to settle litigation                                     --                 --            514,380
  Options issued at discount to market to settle litigation                    --                 --            475,000
  Options issued at discount to market as
    compensation expense                                                       --                 --            226,586
  Common stock issued to pay Debenture                                    400,430                 --            687,594
  Common stock issued for failure to complete                                  --
    timely registration                                                        --                 --             82,216
  Common stock issued to 401(k) plan                                       21,883                 --            117,860
  Extraordinary gain on extinguishment of debt                                 --                 --            (65,637)
  Bad debt expense                                                        (91,502)            94,649            416,010
  Changes in operating assets and liabilities:
    Accounts receivable - trade                                           122,510           (298,877)          (272,671)
    Accounts receivable - other                                            96,004            464,960            302,450
    Inventories                                                           699,052           (393,589)          (297,118)
    Prepaid expenses                                                      306,195             44,523            206,593
    Accounts payable                                                     (321,706)        (1,104,766)           238,323
    Accrued liabilities                                                  (925,777)           124,761            458,382
    Accrued litigation settlement                                      (1,300,000)                --         (1,200,000)
    Deferred revenues                                                       5,338            496,216            813,191
                                                                     -------------      -------------      -------------
           Net cash used in operating activities                       (7,739,231)        (9,780,239)       (56,543,928)
                                                                     -------------      -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                                 --                 --              4,790
  Capital expenditures                                                    (87,318)          (557,964)        (2,794,736)
  Acquisition of Thermal Imaging, Inc. common stock                            --                 --           (100,000)
  Purchase of software license                                                 --                 --         (3,850,000)
  Purchase of investments available for sale                                   --        (14,774,083)       (43,851,010)
  Proceeds from redemption of investments available for sale            7,288,684         16,625,549         42,837,857
  Acquisition of Bales Scientific common stock,
    net of cash acquired                                                       --                 --         (5,604,058)
                                                                     -------------      -------------      -------------
           Net cash provided by (used in)  investing activities         7,201,366          1,293,502        (13,357,157)
                                                                     -------------      -------------      -------------

   The accompanying condensed notes are an integral part of these consolidated financial statements.         (Continued)

                                                           5


                                           COMPUTERIZED THERMAL IMAGING, INC.
                                              (A Development Stage Company)
                                    CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

                                                                                                         FROM
                                                                      NINE MONTHS ENDED             JUNE 10, 1987
                                                                          MARCH 31,                   INCEPTION
                                                               ------------------------------          THROUGH
                                                                   2003               2002          MARCH 31, 2003
                                                                                   (RESTATED)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock and warrants,
    net of offering costs                                       $    781,855      $  1,621,114       $ 63,976,580
  Advances to affiliate                                                   --                             (107,864)
  Advances from stockholders                                              --                --          2,320,738
  Preferential Dividend                                                   --                              (79,000)
  Proceeds from issuances from covertible debentures,
  net of finance costs                                                    --         2,180,208          5,756,339
  Payments on debt                                                        --                --         (1,177,190)
                                                                -------------     -------------      -------------
           Net cash provided by financing activities                 781,855         3,801,322         70,689,603
                                                                -------------     -------------      -------------
                                                                          --                --          82,069.00
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                               243,990        (4,685,415)         1,180,786

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                                  936,796         7,810,285                 --
                                                                -------------     -------------      -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                        $  1,180,786      $  3,124,870       $  1,180,786
                                                                =============     =============      =============

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for:
     Interest expense                                           $         --      $         --       $      8,770
     Income taxes                                                         --                --                 --

SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING AND INVESTING ACTIVITIES
  Common stock issued to reduce debenture, interest and
   penalty                                                      $  1,653,827      $         --       $  1,653,827
  Common stock issued to individuals to acquire
    minority interest of subsidiary                                       --                --            165,500
  Common stock issued in consideration of Bales Scientific                --                --          5,500,000
  Options issued at discount to market in connection
    with offering                                                         --                --            744,282
Stock offering costs capitalized                                          --                --           (744,282)
Common stock issued for advances from shareholders                        --                --          2,320,738
Common stock issued for notes payable, accrued
  discount and interest                                                   --                --          2,224,953
Common stock issued for convertible subordinated
  debentures                                                              --                --            640,660
Common stock issued for liabilities                                       --                --             50,000

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

                                                           6

                       COMPUTERIZED THERMAL IMAGING, INC.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (UNAUDITED)

NOTE A. UNAUDITED FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

         The condensed consolidated financial statements for the three-month and nine-month periods ended March 31, 2003 and 2002 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's most recent Form 10-K. The consolidated results of operations for the three-month and nine-month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full years.

         Certain amounts from the prior period financial statements have been reclassified to conform to current period presentation.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management make estimates and assumptions, including for example, accounts receivable allowances, inventory obsolescence reserves, deferred tax valuation allowances, and reserves for pending or threatening litigation. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

         On December 31, 2001, we entered into an agreement under which we issued a convertible debenture (the "Convertible Debenture"). The Convertible Debenture balance, as of March 31, 2003, was approximately $1.3 million dollars.

         On March 19, 2003, we executed an amendment to that agreement that modified the exercise price of the warrants issued in connection with the Convertible Debenture at a price of $.09 per common share and the conversion price for the Convertible Debenture to a variable conversion price at 94% of the market price and recognized an interest charge of approximately $1.8 million upon the price modification. The Company issued approximately 4.5 million shares of common stock for the redemption of approximately $381 thousand in principal and accrued interest (see exhibits to Form 8-K dated March 19, 2003). As of the date of this document, we may not issue more shares under the Equity Line.

         The Company had $1.8 million in cash and marketable securities as of March 31, 2003. While the Company is attempting to reduce its cash expenditures, it is doubtful the Company will be able to reduce it cash requirements enough to continue its operations without additional financing. As of April 25, 2003, our current monthly expense rate is approximately $400` thousand; our expense rate at our former full operation rate was approximately $1.1 million per month. We have cash, accounts receivable and pre-paid expenses of approximately $1.75 million and current liabilities (excluding the debenture and deferred revenue) of approximately $1.01 million. These current liabilities consist of approximately $479 thousand of accounts payable, $491 thousand of accrued liabilities, and $44 thousand of accrued employee costs. Accordingly, as of April 25, 2003, unless we are able to secure additional funding from a third party, we do not have sufficient working capital to sustain our operations, which are already substantially reduced, for three or four months. Failure to secure additional funding may result in further severe reductions in operations or discontinuing operations altogether.

         The Company will have to secure additional financing through the sale of equity, loans or the sale of assets or intellectual property. There can be no assurance that capital will be available from any source or, available upon acceptable terms and conditions. If the Company raises equity or debt capital, the sale of these securities could dilute existing shareholders, and borrowings from third parties could result in assets being pledged as collateral and could provide loan terms that could adversely affect our operations and the price of our common stock.

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

         In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (SFAS 148), ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, which amends Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of SFAS

148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company is continuing to account for stock-based compensation according to APB 25, and has disclosed the effects of SFAS No. 123 on reported earnings in annual and interim financial statements in accordance with FASB No. 148.

NOTE C. CONVERTIBLE DEBENTURE

         On December 31, 2001, the Company entered into a financing agreement (the "Agreement") with Beach Boulevard, LLC (the "Investor"), pursuant to which the Company issued a 7 % convertible debenture in the amount of $2.5 million (the "Convertible Debenture") and secured an equity line of credit (the "Equity Line") that would allow the Company to sell up to $20 million in common stock to the Investor at 94 percent of the market price, as defined by the Agreement. Based on its original terms, the Convertible Debenture was due on December 31, 2004. The terms of the Agreement permitted the Investor to convert the Convertible Debenture into 2,100,694 shares of common stock at a conversion price of $1.44 per share at any time during the term of the Agreement. Interest on the Convertible Debenture is due on the conversion date and is payable, at the option of the Company, in cash.

         In connection with the Agreement, the Company entered into a registration rights agreement and subsequently filed a registration statement (Registration No. 333-82016) with the SEC, which was declared effective on March 18, 2002. The Investor may require the Company to redeem all or a portion of the Convertible Debenture if the average closing bid price of the Company's common stock for the 90 consecutive trading days after the effective date of the registration statement is less than $1.44 (a "Trigger Event"). The amount redeemable is equal to 111% of the principal balance of the Convertible Debenture and accrued interest (the "Redeemable Balance"). If a Trigger Event occurs, the Investor is required to provide notice to the Company of its election to force redemption and to specify the date (the "Redemption Due Date") on which the Redeemable Balance is to be paid. If the Company does not pay the Redeemable Balance in full by the Redemption Due Date, the Company is required to issue registered unrestricted shares of common stock pursuant to a series of mandatory put notices consistent with the terms of the Equity Line. If the Redeemable Balance is not paid through the mandatory puts within six months of the Investor's notice to force redemption, the unpaid portion of the Redeemable Balance is required to be paid immediately in cash.

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

         On December 16, 2002, the Company issued a put to the Investor pursuant to the Equity Line for $467,000 and issued 1,500,000 shares of common stock on December 24, 2002 and the remaining 1,455,083 shares of common stock on January 3, 2003. As of December 31, 2002, the Company recorded a subscription receivable of $237,288 related to the 1,500,000 shares issued on December 24, 2002. The Company received proceeds from the subscription receivable during January 2003.

         In connection with the Agreement, the Company issued the Investor warrants for the purchase of 260,417 shares of common stock at $2.03 a share and 641,026 shares of common stock at $1.95 a share, which expire December 31, 2004 and December 31, 2007, respectively. The proceeds from the Debenture Offering were allocated between the Convertible Debenture, the beneficial conversion feature, and the warrants issued to the Investor. The Company also issued separate warrants to an investment bank for the purchase of 100,000 shares of common stock at $1.87 per share in connection with the Debenture Offering. The fair market value of these warrants and other related financing costs have been recorded as deferred financing costs. Because of the Trigger Event discussed in the preceding paragraph, the deferred financing costs and discount on the Convertible Debenture were being amortized over the six-month period ending January 25, 2003. Due to the complexities of the Convertible Debenture such as the beneficial conversion feature, trigger events and interrelationship with the attached warrants and Equity Line, it is impractical to estimate the fair value of the debenture. During the nine months ended March 31, 2003, the effective interest rate (excluding the penalty and the expense for the price modification of the Convertible Debenture) the Company was paying on the $2.5 million Convertible Debenture was 36%; however, this implied rate will decrease over the next six-month period as the deferred finance costs and beneficial conversion feature are fully amortized.

         Pursuant to the guidance under SFAS No. 123, the Company valued and recorded as an expense the value of warrants issued in connection with the Convertible Debenture, Equity Line and services rendered to assist the financing ("financing services"). The estimated fair value of the warrants were calculated using the Black-Scholes valuation model and valued at approximately $36,000, $99,000 and $18,000 for the Debenture warrants, Equity Line warrants and the financing services warrants respectively. The value of the warrants is being amortized to interest expense over the accelerated term of the DEBENTURE, thereby raising the computed effective rate of interest. In valuing the warrants the Company used an estimated volatility of 44.6% and an expected life of one year.

         In connection with the convertible debenture's conversion feature, the Company recorded a value for beneficial conversion feature in accordance with EITF 00-27 APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS. The intrinsic value of the beneficial conversion feature of approximately $245,000 is being amortized to interest expense over accelerated term of the debenture. The total beneficial conversion discount related to the debenture was Recorded at the transaction date as an increase in additional paid in capital and the unamortized portion as a reduction to the debenture on the Company's Balance Sheet. The unamortized portion of the beneficial conversion feature has been amortized into interest expense, which was accelerated when the Company was notified of the Trigger Event..

         On January 29, 2003, the Company received a Holder Redemption Notice (the "Notice") from the Investor. The Notice, referencing the Debenture Agreement, stated the Investor demanded payment of the Current Redeemable Balance. Pursuant to the Debenture Agreement, the Company had five days to pay the balance in cash. Because the Company did not pay the Redeemable Balance as requested by the Holder, the Company is now in default as defined by Section 6.c.ix of the Debenture Agreement.

         The Redeemable Balance on March 31, 2003 was approximately $1.3 million. As of May 14, 2003, the Company reduced the Redeemable Balance to approximately $412,000 by issuing approximately 7.9 million common shares at prices ranging from $0.94 to $0.13 for the redemption of approximately $927,000 in principal and accrued interest. The mandatory put period, during which the Company is required to redeem the Convertible Debenture through the issuance of stock, expired February 2003, at which time, the Company was required to pay the remaining balance in cash or negotiate other terms.

         On March 19, 2003, the Company executed an amendment that modifies the exercise price of the warrants issued in connection with the Convertible Debenture to $0.09 per common share and a variable conversion price for the Convertible Debenture to equal the 94 percent of market price. On March 19, 2003, the Company issued approximately 4.5 million shares of common stock for the redemption of approximately $381,000 in principal and accrued interest in connection with modifying the conversion price of the debenture and exercise price of the warrants (see exhibits to Form 8-K dated March 19, 2003). In connection to the conversion, the Company recognized, on the date of the acceptance offer, an expense of approximately $1.8 million dollars. In addition, as of the date of this document, we may not issue any more shares under the Equity Line.

         Based on our current cash balance, obligations, stock price and remaining registered shares, the Company may not be able to repay the remaining Redeemable Balance through cash payments or through puts under the Equity Line without further modifying the Agreement with Beach Boulevard. Furthermore, there is no assurance that Beach Boulevard will modify the Agreement.

         During the three months ended March 31, 2003, the Company issued approximately 5.3 million common shares through mandatory put notices and applied the proceeds of approximately $606,000 to redeem $463,000 of principal, $83,000 of accrued interest, and $60,000 of penalty pursuant to requirements of the Equity Line. The Company issued approximately 2.2 million shares of common stock through voluntary put notices for approximately $210,000 pursuant to the Equity Line, which was used to repay $183,000 of debenture principle, $6,000 of interest and $21,000 of penalties. The Company issued approximately 4.2 million common shares upon the partial conversion of the Convertible Debenture and repaid approximately $351,000 of principal and $7,000 of interest. The Company also issued approximately 260,000 common shares upon the conversion of the debenture warrants and used the proceeds of approximately $23,000 to pay down $21,000 of principal and $2,000 of interest.

         During the nine months ended March 31, 2003, the Company issued approximately 6.2 million common shares through mandatory put notices and applied the proceeds of approximately $1,062,000 to redeem $776,000 of principal, $181,000 of accrued interest, and $105,000 of penalty pursuant to requirements of the Equity Line. The Company issued approximately 2.2 million shares of common stock for approximately $210,000 pursuant to the Equity Line, which was used to repay $183,000of debenture principle, $6,000 of interest and $21,000 of penalties. The Company issued approximately 4.2 million common shares upon the partial conversion of the Convertible Debenture and redeemed approximately $351,000 of principal and $7,000 of interest. The Company also issued approximately 260,000 common shares upon the conversion of the debenture warrants and used the proceeds of approximately $23,000 to pay down $21,000 of principal and $2,000 of interest.

         From April 1, 2003 to May 19, 2003, the Company has issued 9.8 million common shares and converted most of the remaining Redeemable Balance due under the Convertible Debenture including accrued interest. As of May 19, 2003, the Company owes the Investor approximately $157,000.

NOTE D. REVENUE RECOGNITION

         The Company recognizes revenue from product sales in accordance with generally accepted accounting principles in the United States, including the guidance in Staff Accounting Bulletin 101. The Company recognizes revenue from its product sales upon shipment of products when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations remain, the fee is fixed or determinable, and collectibility is probable. If these conditions are not met, revenue is deferred until such obligations and conditions are fulfilled. If the Company retains an ongoing obligation under a sales arrangement, revenue is deferred until all the Company's obligations are fulfilled.

         Revenue from sales to distributors is recognized when collectibility is ensured and fees are fixed or determinable. The Company considers collectibility ensured and fees fixed and determinable only after payment from the distributor has been received. Revenue from sales with payment terms extending beyond our normal business terms is deferred and recognized when fees are considered fixed and determinable, which occurs upon receipt of payment.

         The Company provides its domestic medical products customers net 30-day terms. Its international medical products customers must pay cash before product is shipped and the Company negotiates terms of up to 90 days with its industrial products customers.

         Revenue from sales with continuing obligations and commitments are recorded into deferred revenue until commitments and contingencies are fulfilled. The Company has shipped products with customer acceptance provisions, embedded warranties, training, accessory and installation obligations. Because the Company recognizes sales when completed, the Company defers sales of shipped products containing these obligations until such requirements have been completed and fulfilled. During 2002 the Company shipped to and received payment from Alstom for an industrial turbine blade inspection system, which contained installation, embedded warranties, and customer acceptance provisions. Until these contingencies were completed and fulfilled, the Company deferred the sale of this system until the continuing obligation expired during the third quarter of fiscal 2003.

         The Company does not sell products with "limited rights of return" other than normal warranty returns. Service revenue is primarily derived from non-destructive testing of turbine blades and other items. Service revenue is recognized upon the completion of the services provided. Warranty revenue is recognized ratably over the period of the agreement as services are provided.

NOTE E. DEFERRED REVENUE

         Deferred revenue of approximately $425,000 is comprised of products that have been shipped but have not been recognized into revenue because of continuing obligations to the buyer and consists of:

         Deferred Revenues            March 31,     June 30,
                                        2003          2002
                                     (Unaudited)
               Medical                $  2,599      $ 74,000
               Industrial              390,000       320,550
               Warranty                 32,645        25,356
                                      ---------     ---------
         Total Deferred Revenues      $425,244      $419,906
                                      =========     =========

         Medical product deferred revenue consists of a Photonic Stimulator ("PS") unit sold to a customer and will be recognized into revenue when outstanding obligations are compete and the sales prices are considered fixed and determinable.

         Industrial products deferred revenue consists of non-destructive testing device shipped to Pratt & Whitney. The Company will recognize this sale as a gain on sale of assets when it has completed its obligations under the purchase agreements with Pratt & Whitney.

NOTE F. INVENTORIES

         Inventories are stated at the lower-of-cost or market with cost determined using first-in first-out. Inventories consist of the following:

                               MARCH 31,        JUNE 30,
                                 2003             2002
                              (UNAUDITED)
         Raw Materials        $   18,327      $  490,464
         Work-in process          15,175         102,178
         Finished goods          345,883         485,795
                              -----------     -----------

         Total                $  379,385      $1,078,437
                              ===========     ===========

         Finished goods inventory at March 31, 2003, consists of approximately $267,000 of finished goods ready for sale, $110,000 of finished goods used for demonstration purposes ready for sale and $2,000 of deferred costs relating to deferred medical revenue of $3,000. The cost associated with the industrial deferred revenue of $390,000 are approximately $147,000 and are included with fixed assets as the machine was originally intended for internal use and subsequently reapplied to fill a commercial order.

         The Company reserves for excess and obsolete inventory by comparing inventory on hand to estimated consumption during the next twelve months. Consumption is estimated by annualizing trailing three or six month sales volumes, adjusting those volumes for known activities and trends and then comparing forecast consumption to quantity on hand. Any difference between inventory on hand and estimated consumption is recorded to cost of revenues and an excess and obsolete reserve which is included as an element of net inventory reported on our Balance Sheet. Amounts expensed into the inventory reserves are not reversed to income until the reserved inventory is sold or otherwise disposed.

         During the quarter ending December 31, 2002, we concluded, after the FDA's review panel recommended non-approval of our BCS, that our inventory levels exceeded our forecast requirements and we recorded an additional excess inventory charge of $390,000 in accordance with our policy.

NOTE G. INCOME TAXES

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

NOTE H.  STOCK WARRANTS, OPTIONS, AND RESTRICTED STOCK

         In accordance with Accounting Principles Board Opinion (APB) No. 25 ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES FOR STOCK-BASED COMPENSATION, and Financial Accounting Standards Board Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION (AN INTERPRETATION OF APB 25), during the nine months ended March 31, 2002, the Company recorded a decrease to operating expenses of approximately $3,509,000 related to stock-based compensation for variable stock options. This non-cash adjustment represents changes in the difference between the exercise price of certain stock options and the fair market value of the underlying security (the Company's common stock). Because the value of a share of the Company's stock at March 31, 2002, was less than the value of a share at June 30, 2001, the Company recorded a decrease in previously recognized expense.

         For the nine months ended March 31, 2003, the Company recorded approximately $7,000 of expense to complete amortization of the deferred incentive compensation resulting from the Fiscal 2001 repricing. No expense was recorded for the three months ending March 31, 2003. In future periods, the Company may record stock-based compensation expense relating to options repriced during Fiscal 2001 for 250,000 options if the Company's stock price exceeds $1.50 per share, and for 125,000 options if the Company's stock price exceeds $2.50 per share.

NOTE I. RESTATEMENT OF NET LOSS

         The Company restated its net loss for the three and nine months ended March 31, 2002, by approximately $11,000 and $20,000 to $3,657,000 and
$7,071,000 respectively to reflect an increase to general and administrative professional services expenses interest expense. The increase is attributable to an adjustment to the volatility component of the Black Scholes calculation we used to value options issued to consultants for services rendered, and warrants issued in connection to the Convertible Debenture and Equity Line.

NOTE J. CONTINGENCIES

         In 2002, five different lawsuits were filed against us in the United States District Court in Oregon. The lawsuits, which were consolidated into a single class action, alleged that the Company violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and accompanying regulations by misleading shareholders regarding such things as FDA approval and other matters, which the plaintiffs believe caused significant damage to the shareholders holding shares of our common stock at the time of these alleged misrepresentations and omissions. The plaintiffs have not specified their damages as of the date of this document. The Company believes the allegations are without merit and intends to defend them vigorously. However, defending this lawsuit has required, and in the future may require, significant additional legal expenses to defend, may make fund raising more difficult if not impossible and will distract certain members of management from day-to-day operations.

         On April 17, 2003, this litigation was dismissed without prejudice by the United States District Court. In a written opinion, the U.S. District Judge concluded that the statements made by the Company, that plaintiff's alleged were misleading to investors, were either not material, not misleading, or not plead by plaintiffs with sufficient particularity to constitute a claim. The Court gave the plaintiffs until May 8, 2003 to replead three of the nine claims. On May 8, 2003, the plaintiffs informed Company counsel that they would not replead any claims. Instead, plaintiffs expressed their intention to appeal the court's ruling following entry of the court's dismissal order. That order was filed May 13, 2003, and the plaintiffs have 30 days to file their notice of appeal. If the notice of appeal is filed and the plaintiffs follow through on their efforts to appeal the order of dismissal, we do not expect to receive a decision from the appellate court for at least one year.

         In addition, the Company has been requested to provide certain documents to the U.S. Securities and Exchange Commission and the U.S. Department of Justice in connection with possible violations of the insider trading prohibitions found in the federal securities laws. To date, we have incurred approximately $451 thousand in legal costs in complying with these requests and in conducting related internal investigations. We expect these legal costs to exceed $650 thousand by the time the investigations are complete. The Company also may be required to indemnify its officers and directors in connection with fees incurred in connection with these investigations.

         Given our need to raise capital to fund our operations, history of losses ($92.8 million since inception), the foregoing litigation risk, denial of directors and officers coverage, forced redemption of the convertible debenture, and our reliance upon securing FDA approval for our primary product, our independent auditors opinion signed September 25, 2002, contains a paragraph expressing its substantial doubt about the Company's ability to continue as a going concern. Our efforts to raise additional funds to date have not been successful except for $631 thousand in advances under the Equity Line with Beach Boulevard. We cannot raise any additional funds under the Equity Line at this time. If possible, we will obtain additional capital through capital contributions from private investors or by selling or licensing our intellectual property. As of June 30, 2002, we believed that we would receive a favorable recommendation from the FDA panel and that if we received a favorable recommendation we would be able to secure the capital we needed to execute our operating plan. Since the FDA's decision regarding our PMA application, which was to not approve the commercial use of our breast imaging system, in December 2002, we have contacted a number of parties who might be interested in investing in or licensing our technology. Several parties have expressed interest in purchasing licenses for our TIP and Photonic Stimulator products and/or investing in the Company. These discussions are in an early stage and we cannot guarantee that we will be able to successfully conclude any transaction.

         On April 11, 2003, St. Paul Properties, Inc. (the "Landlord") filed suit against us in the Circuit Court for Clackamas County. The Landlord alleges that we have breached the lease by failing to pay the rent specified under the lease. The Landlord seeks damages of $667,277 plus interest and attorneys and other fees. As the litigation was just recently filed, we have not had an opportunity to respond to the complaint.

NOTE K. SEGMENTS

         Management evaluates the Company as two distinct lines of business: medical and industrial products and services. The following unaudited tables describe operations for each product segment for the three and nine-month periods March 31, 2003 and 2002.

                                     THREE MONTH PERIOD ENDED                          THREE MONTH PERIOD ENDED
                                             MARCH 31                                          MARCH 31
                                              2003                                               2002
Revenue                              Medical        Industrial         Total           Medical          Industrial        Total
-------                              -------        ----------         -----           -------          ----------        -----
  Product Revenue                 $    68,036      $   304,050      $   372,086      $   287,812      $        --      $   287,812
  Service Revenue                          --           18,500           18,500               --           26,401           26,401
  Cost product revenue                (38,508)        (174,019)        (212,527)        (210,317)              --         (210,317)
  Cost of Service revenue                  --           (7,425)          (7,425)              --           (9,000)          (9,000)
                                  ------------     ------------     ------------     ------------     ------------     ------------
      Gross Margin                     29,528          141,106          170,634           77,495           17,401           94,896

General & Administration              569,684          133,630          703,314          883,369          207,210        1,090,579
Research & Development                732,746          118,504          851,250        1,278,170          233,195        1,511,365
Marketing                             248,311           58,246          306,557          608,407          142,713          751,120
Depreciation and amortization          44,855            3,382           48,237          354,363           36,760          391,123
Impairments                                --               --               --               --               --               --
                                  ------------     ------------     ------------     ------------     ------------     ------------
      Total Operating Expense       1,595,596          313,762        1,909,358        3,124,309          619,878        3,744,187
           Operating Loss         $(1,566,068)     $  (172,656)     $(1,738,724)     $(3,046,814)     $  (602,477)     $(3,649,291)
                                  ============     ============     ============     ============     ============     ============

                                      NINE MONTH PERIOD ENDED                          NINE MONTH PERIOD ENDED
                                            MARCH 31,                                         MARCH 31,
                                              2003                                               2002
Revenue                              Medical        Industrial        Total             Medical         Industrial        Total
-------                              -------        ----------        -----             -------         ----------        -----
  Product Revenue                 $   714,937      $   439,050      $ 1,153,987      $   656,391      $        --      $   656,391
  Service Revenue                          --           95,500           95,500               --          100,762          100,762
  Cost product revenue               (891,107)        (255,693)      (1,146,800)        (462,221)              --         (462,221)
  Cost of Service revenue                  --          (25,533)         (25,533)              --          (23,486)         (23,486)
                                  ------------     ------------     ------------     ------------     ------------     ------------
      Gross Margin                   (176,170)         253,324           77,154          194,170           77,276          271,446

General & Administration            1,767,703          414,646        2,182,349          199,778           46,862          246,640
Research & Development              2,573,283          679,936        3,253,219        3,588,515          797,831        4,386,346
Marketing                           1,054,741          247,408        1,302,149        1,645,150          385,900        2,031,050
Depreciation and amortization         342,377           45,438          387,815        1,107,399           58,376        1,165,775
Impairments                           540,558          170,636          711,194               --               --               --
                                  ------------     ------------     ------------     ------------     ------------     ------------
      Total Operating Expense       6,278,662        1,558,064        7,836,726        6,540,842        1,288,969        7,829,811
           Operating Loss         $(6,454,832)     $(1,304,740)     $(7,759,572)     $(6,346,672)     $(1,211,693)     $(7,558,365)
                                  ============     ============     ============     ============     ============     ============

NOTE L. PRO FORMA STOCK BASED COMPENSATION

         Had compensation cost for the Company's stock option plan been determined based on the fair value at the grate date consistent with the provisions of SFAS 123 as amended by SFAS 148, the Company's net loss and not loss per share for the three and nine months ended March 31, 2003 and 2002 would have increased to the pro forma amounts indicated below:

                                       Three month period ended                 Nine month period ended
                                      March 31,         March 31,              March 31,         March 31,
                                        2003               2002                  2003               2002
                                        ----               ----                  ----               ----
Net loss applicable to common
     stockholders-as reported        (3,568,581)        (3,656,893)          (10,376,340)        (7,070,848)

Net loss applicable to common
     stockholders-pro forma          (3,647,230)        (3,846,044)          (10,749,955)       (11,168,867)

Basic and diluted net loss
     per share-as reported          $     (0.04)       $     (0.04)         $      (0.12)      $      (0.09)

Basic and diluted net loss
     per share-as reported          $     (0.04)       $     (0.05)         $      (0.12)      $      (0.14)

         These pro forma disclosures are not necessarily representative of the effects on reported net income of loss for future periods.

         The weighted average fair value of each option granted under the various stock option plans for the three and nine months ended March 31, 2002 is $0.28and $0.78 respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for fiscal years 2002:

         1) Risk free rate between approximately 5% and 7% depending on the term of option;
         2)       No dividend yield;
         3)       No discount for lack or marketability; and
         4) A volatility factor of the expected market price of the Company's common stock from between approximately 2% to 68% for the three and nine months ended March 2002.

No employee stock options have been granted in the nine months ended March 31, 2003.

NOTE M. FDA DEVELOPMENTS

         The Company's medical imaging and treatment products are subject to regulation by the U.S. Food and Drug Administration ("FDA"). For the past five years, the Company has sought approval for its Breast Cancer System through the FDA's Pre-Market Approval process ("PMA"), which requires rigorous clinical efficacy testing, manufacturing and other data. The Company utilized the FDA's modular submission method and submitted its application for approval on five modules for review.

         On December 10, 2002, the Company presented the Breast Cancer System 2100(TM) ("BCS") to the FDA's Radiological Devices Panel ("Panel"), which recommended by a vote of 4 to 3 against recommending approval of the BCS to the FDA. On January 23, 2003, the FDA sent the Company a letter concurring with the panel's recommendation. The letter provided specific actions the Company could take in order to obtain FDA approval in the future including: (a) performing a new clinical trial, (b) modifying the indication for use, (c) performing a reproducibility study to take into account variations encountered in clinical practice, and (d) providing a validated daily quality assurance procedure; that if successfully completed may make the Company's PMA approvable with the FDA.

         The main issues cited by the FDA were that 1) the proposed indications for use were revised on the basis of a retrospective analysis of the results in the original PMA, 2) the additional clinical data in the "post-PMA" ("PPMA") are insufficient by themselves to constitute an adequate study, 3) enrollment was not limited to mammographically visible masses, and 4) the number of exclusions of enrolled subjects was excessive.

         The Company takes exception to and disagrees with these findings. We have contacted the FDA's ombudsman and are attempting to negotiate a reversal of the FDA's decision. We have met with the FDA since January, and as recently as May 9, 2003 provided additional statistical analysis of the clinical trial data previously submitted, which we believe may be helpful in obtaining FDA approval. We have elected to take this relationship based approach but still have the option of a formal scientific appeal or may avail ourselves of other remedies. We do not know whether our negotiations or any appeal we might file will be successful. Furthermore we cannot guarantee whether or when the FDA will approve the BCS. As noted below, failure to obtain FDA approval is an event that has raised significant concern about whether the Company may continue as a going concern.

NOTE N. OTHER REGUALTORY MATTERS

         As with all medical devices, it is important that our BCS 2100 customers receive adequate reimbursements from third-party payers: insurance companies, Medicare and Medicaid reimbursement agencies. We applied for a reimbursement code from the American Medical Association during December 2001 for our BCS 2100. Our application will not be acted upon unless and until we receive FDA approval for the BCS 2100.

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

         CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements and related disclosure in conformity with accounting principles generally accepted in the United States of America and our discussion and analysis of our financial condition and results of operation requires management make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         We believe the following are our most important accounting policies. That is, they are both important to the portrayal of our financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

         CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash in checking accounts and short-term or highly liquid investments with an original maturity of one year or less.

         REVENUE RECOGNITION-- Although we believe revenues recognized to-date have been essentially immaterial to our financial statements, we also believe revenue recognition is a significant business process that requires management make estimates and assumptions. We recognize revenue from product sales upon shipment when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations remain, the price or fee is fixed or determinable, and collectibility is probable. If these conditions are not met, revenue is deferred until such obligations and conditions are fulfilled. On occasion, we offer distributors extended payment terms beyond our normal business practices. We consider fees on these extended terms agreements not fixed and collectibility less than probable because demonstration equipment may remain in the distributors use for some time, our resale prices have declined over time and we credit price decreases to any balance due from a distributor. If we retain an ongoing obligation under a sales arrangement, such as an extended warranty arrangement, revenue is deferred until our obligations and commitments are fulfilled.

         RESEARCH AND DEVELOPMENT EXPENSES--The Company expenses as incurred the direct, indirect, and purchased research and development costs associated with its products. We believe this method is conservative given the product and market acceptance risk inherent to our product and reduces administrative burden and cost.

         IMPAIRMENT OF LONG-LIVED ASSETS-- The Company follows the provisions of FASB SFAS No. 141, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which requires that if the sum of the future cash flows expected to result from the assets, undiscounted and without interest charges, is less than a company's reported value of the assets, then the asset is not recoverable and the company must recognize an impairment. The amount of impairment to be recognized is the excess of the reported value of the assets over the fair value of those assets and is recorded as Impairment Expense on our Statement of Operations. In estimating impairments, management makes assumptions about future cash flows and fair value that are inherently uncertain, can significantly effect the results, and may differ from actual future results.

         INVENTORY RESERVES - The Company reserves for excess and obsolete inventory by comparing inventory on hand to estimated consumption during the next twelve months. Consumption is estimated by annualizing trailing three or six month sales volumes, adjusting those volumes for known activities and trends and then comparing forecast consumption to quantity on hand. Any difference between inventory on hand and estimated consumption is recorded to cost of revenues and an excess and obsolete reserve which is included as an element of net inventory reported on our Balance Sheet.

         EMPLOYEE INCENTIVE PLANS--The Company is obligated under employment agreements and provides other employees incentive compensation ranging from 5% to 10% of salary and offers a discretionary 401(k) matching contribution, in cash or common stock, of up to 5% of a participating employee's salary. Our policy has been to accrue the maximum amount due pursuant to these incentive plans throughout the calendar year, assuming a maximum bonus award or 401(k) match, and adjust this balance as of December 31 of each year for actual incentive paid in January of the following calendar year. Incentive plan expenses are charged to each employee's specific department. The Company paid no incentive compensation or 401(k) matching contributions during January 2003, and therefore reversed it's accrued incentive compensation reserves of approximately $484,000 for the nine months ended March 31, 2003. For the quarter ended March 31, 2003, we accrued no incentive compensation for the current calendar year.

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

         Our marketing efforts rely upon building relationships with manufacturers, medical equipment dealers, physicians and clinical investigators. We reach our target markets by attending trade shows and conferences, making direct sales calls, and by sponsoring clinics, where we introduce and demonstrate our products. We believe marketing medical products through trade shows, conference presentations, direct mail and inside sales augmented with dealers, provides a low cost, high leverage approach to diagnostic imaging and pain management practitioners. To the extent possible, we plan to continue investing resources in these programs, although we there can be no assurance they will lead to market acceptance of our products.

         We organize clinical studies with institutions and practitioners to obtain user feedback and to secure technical papers for training and marketing purposes. These strategies represent a significant investment of time and resources and have provided useful information; however, there can be no guarantee that these strategies will lead to market acceptance of our products.

         To date, we have had limited operating revenues from the sale of our products and services ($3.1 million in total revenues since inception). We cannot assure you that we will achieve profitability in the future. Our immediate priorities are to reconcile issues presented to us by the FDA Advisory Panel on December 10, 2002, and raise additional funding. At this time, we are unsure how much time and additional financing we will require to resolve these issues with the FDA, which raises concern about the Company's ability to continue as a going concern.

RISK FACTORS

INVESTMENT IN SHARES OF OUR COMMON STOCK IS SUBJECT TO A NUMBER OF RISK FACTORS THAT, IF REALIZED OR COME TO FRUITION, MAY ADVERSELY AFFECT THE COMPANY'S PROFITABILITY AND THE VALUE OF THESE SHARES WHILE HELD BY OUR SHAREHOLDERS.

THE FAILURE TO OBTAIN FDA APPROVAL OF OUR BREAST CANCER SYSTEM (BCS) HAS HAD A MATERIAL ADVERSE IMPACT ON THE COMPANY.

         On January 24, 2003, the FDA concurred with the recommendation of the Radiological Devices Advisory Panel to not approve our PMA application. We have contacted the FDA's ombudsman and are attempting to negotiate a reversal of the FDA's decision. We may formally appeal the FDA's non-approvable decision or avail ourselves of other remedies. As of the date of this document, we do not know whether our negotiations or any appeal we might file will be successful. There is no assurance that we will receive FDA approval. Failure to secure FDA approval would materially reduce or eliminate the market for our BCS 2100 and would have a material adverse effect on the business.

WE ARE INVOLVED IN SUBSTANTIAL SHAREHOLDER LITIGATION, WHICH MAY HAVE AN ADVERSE IMPACT ON US AND OUR SHAREHOLDERS.

         In 2002, five different lawsuits were filed against us in the United States District Court in Oregon. Each suit, which was consolidated into a single suit during September 2003, alleges in substance that the Company violated
Section 10(b) of the Securities Exchange Act of 1934, as amended, and accompanying regulations and relevant case law by misleading shareholders regarding such things as FDA approval and other matters, which the plaintiffs believe caused significant damage to the shareholders holding shares of our common stock at the time of these alleged misrepresentations and omissions. The plaintiffs have not specified their damages as of the date of this document. We believe the allegations are without merit and intend to defend them vigorously. Defending these lawsuits will require additional legal expenses to defend, may make fund raising more difficult if not impossible and will distract certain members of management from day-to-day operations.

         Moreover, our insurance carrier has denied coverage for the plaintiffs' claims and, accordingly, has indicated it will not cover the costs of defending the claims and will not pay any resulting damages we may suffer if the plaintiffs are successful. We have retained insurance counsel to advise us in this matter and vigorously pursue coverage under these policies.

         Under our bylaws and contractual agreements we are required to indemnify our current and former officers and directors who are parties to the litigation by providing legal defense through our attorneys (or reimbursing them for their own attorneys) and covering all damages they may suffer if the plaintiffs are successful.

         On April 17, 2003, the litigation was dismissed without prejudice by the United States District Court in Oregon and gave the plaintiffs until May 8 to replead certain claims. The plaintiffs have expressed their intention to appeal that order rather than replead their claims. The plaintiff's may be successful on appeal. The Court gave the plaintiffs until May 8, 2003 to replead three of the nine claims if the plaintiffs have additional facts to overcome their failure to state claims as to those three claims. On May 8, 2003, the plaintiffs informed Company counsel that they would not replead any claims. Instead, plaintiffs expressed their intention to appeal the court's ruling following entry of the dismissal order, which was filed by the court May 13, 2003. The plaintiffs have 30 days to file their notice of appeal. If the notice of appeal is filed and the plaintiffs follow through on their efforts to appeal the order of dismissal, we do not expect to receive a decision from the appellate court for at least one year, and expect the cost of defending this litigation will be approximately $200,000 during that time.

         All of these financial impacts may have an adverse impact on the value of our common stock.

WE NEED ADDITIONAL FINANCING AND, IF WE ARE UNABLE TO GET ADDITIONAL FINANCING, WE MAY HAVE TO MATERIALLY CHANGE OUR OPERATIONS, WHICH COULD ADVERSELY AFFECT OUR RESULTS FROM OPERATIONS AND SHAREHOLDER VALUE.

         For the year ended June 30, 2002, our auditors issued a going concern qualification to the audit report. This means that, based on our expected cash flow from operations and our existing current assets, our auditors believe that we will not be able to sustain operations in their current form through the next 12 months. Until our operating results improve, we will have to rely on outside financing to fund our business operations and satisfy our liabilities, including the debenture payable to Beach Boulevard. We intend to use a combination of equity and debt securities and instruments in order to secure additional funding. The sale of equity securities or the use of equity securities to satisfy our obligation to Beach Boulevard could dilute our existing shareholders, and borrowings from third parties could result in assets being pledged as collateral and loan terms that could restrict our operations. There is no assurance that capital will be available from any source or, if available, upon acceptable terms and conditions. Our agreement with Beach Boulevard does not prohibit short selling, does not provide for a minimum price for our stock and does not require that Beach Boulevard retain ownership of any shares issued (except pursuant to federal securities law). Therefore, equity securities issued to repay Beach Boulevard could be resold by Beach Boulevard and thereby create downward pressure on the price of our common stock. If our losses continue and we are unable to obtain additional third-party financing or proceeds from the sale of certain of our assets, we will have to materially reduce or terminate some or all of our operations, which could adversely affect us and our shareholders. Since June 30, 2002, we have actively sought to obtain funding from external sources and, except for funds we have raised through advances under our Equity Line with Beach Boulevard, we have not been successful in obtaining capital from any third party.

WE MAY SELL ASSETS OR REDUCE ACTIVITIES TO FUND OPERATIONS, WHICH COULD ADVERSELY AFFECT SHAREHOLDER VALUE.

         If we are unable to secure adequate capital through the sales of securities, or as part of a funding arrangement, we may seek to raise capital by selling all or part of our intellectual property and know-how, entering into license agreements for all or part of our intellectual property rights (which might include manufacturing licenses) to third parties for certain territories or business segments, terminate operations in any of our business segments to reduce expenditures, or reduce our operations in any or all of our business segments to preserve the business until funding is available. There can be no guarantee that we will be successful in these efforts. If we are not successful, we may have to severely reduce or terminate all or some of our operations, either of which could severely reduce or completely eliminate any shareholder value.

OTHER RISK FACTORS.

         The above mentioned risk factors should be read in conjunction with our Audited Consolidated Financial Statements, Notes thereto and risk factors contained in our Amended Form 10-K for the fiscal year ended June 30, 2002.

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

         Our research indicates that our equipment and technology is useful in studying and diagnosing breast cancer, which is the most common cancer in women after skin cancers. Our research and development efforts led to the creation of our BCS. We are seeking FDA pre-market approval for this system as an adjunct to mammography and clinical examinations, for use as a painless and non-invasive technique for acquiring clinical information. To receive PMA approval, we must establish the BCS's ability to consistently distinguish between malignant and benign tissue and thereby reduce the number of breast biopsies performed on benign tissue. We have received acceptance on four of five modules required for PMA approval. We submitted the fifth module, which includes clinical trial results and efficacy claims, during June 2001.

         We presented the BCS to the FDA's Radiological Devices Panel on December 10, 2002, and the Panel voted against recommending approval of the BCS. On January 23, 2003, the FDA concurred with the recommendation made by the Panel and issued a letter to the Company to disapprove the BCS. The FDA's decision to disapprove the BCS is based on technical and statistical issues regarding the clinical trial and analysis of the clinical trial data. The main issues cited by the FDA were that 1) the proposed indications for use were revised on the basis of a retrospective analysis of the results in the original PMA, 2) the additional clinical data in the "post-PMA" ("PPMA") are insufficient by themselves to constitute an adequate study, 3) enrollment was not limited to mammographically visible masses, and 4) the number of exclusions of enrolled subjects was excessive. The FDA's letter states specific actions we could take to put the PMA into an approvable form including: a) performing a new pre-market clinical trial, (b) modifying the indication for use, (c) performing a reproducibility study to take into account variations encountered in clinical practice, and (d) providing a validated daily quality assurance procedure.

         The Company takes exception to and disagrees with these findings. We have contacted the FDA's ombudsman and are attempting to negotiate a reversal of the FDA's decision. We have met with the FDA since January, and recently provided additional statistical analysis of the clinical trial data previously submitted, which we believe may be helpful in obtaining FDA approval. We have elected to take this relationship based approach but still have the option of a formal scientific appeal or may avail ourselves of other remedies. We do not know whether our negotiations or any appeal we might file will be successful. Furthermore we cannot guarantee whether or when the FDA will approve the BCS.

         We are publicly traded on the American Stock Exchange under the symbol "CIO". On May 14, 2003, we had approximately 107 million shares of common stock outstanding held by approximately 21,000 shareholders, primarily individuals. In addition to common stock outstanding, we have approximately 11.4 million shares of common stock underlying warrants and options that remain unexercised. On a fully diluted basis, we have approximately 119 million common shares outstanding, 22 percent of which are beneficially owned by insiders and affiliates. Other than our wholly-owned subsidiary, Bales Scientific, Inc., we have no other interest in any other entity.

         The Company uses capital to pay general corporate expenses, including salaries, manufacturing costs, professional fees, clinical trials and technical support costs, and general and administrative expenses. To date, the Company has funded its business activities with funds raised through the private placement of common stock, debt and warrants and the exercise of warrants and options.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2003, COMPARED TO QUARTER ENDED MARCH 31, 2002, (ROUNDED IN THOUSANDS).

         REVENUES

         Revenues for the quarter ended March 31, 2003 increased approximately $77,000, or 25%, from the same period last year to $391,000. Approximately $68,000 of our revenues resulted from the sale of pain management products and $323,000 of our revenues resulted from the sale of industrial products and services.

         During the quarter ended March 31, 2003, medical segment revenues were $68,000 compared to $288,000 from the same period last year a decrease of $220,000, or 76%. This decrease is a result of reduced sales activity and a reduction in sales and marketing personnel. We expect our sales activity to increase somewhat in the fourth quarter; however, because we have cut back our operations to reduce our cash outlays, we have limited resources, which may impede our ability to sell medical products.

         During the quarter ended March 31, 2003, industrial segment revenues were approximately $323,000 compared to $26,000 for the same period last year an increase of $297,000. This increase is the result of recognizing the sale of a turbine blade inspection system delivered to Alstom during Fiscal 2002, compared to providing only inspection services during the prior year. We continue to respond to inquiries from various industrial customers, however, because we have reduced our sales staff and are emphasizing FDA approval for the BCS, we expect industrial revenue to decline.

         Unfulfilled orders as of March 31, 2003 and 2002 were $425,000 and $300,000, respectively. Backlog at March 31, 2003 is an order from Pratt and Whitney for a TBIS. This order was shipped during Fiscal 2003 and will be recognized as a gain on sale of an asset when all of our commitments and obligations have been fulfilled. The June 2002 backlog represents one TBIS' ordered by Alstom. We shipped one system during the second quarter of Fiscal 2002, did not recognize any revenue from that shipment until this quarter because of an embedded warranty provision that expired during the quarter.

         Approximately $304,000, or 78%, of total revenues for the quarter are attributable to foreign sales which consist of a $304,000 in industrial sales to the UK for the three months ended March 31, 2003. For the comparable period last year, approximately $64,000, or 20%, of total revenues related to foreign sales consisting of $1,000 in medical sales to Canada and $63,000 in industrial sales to the UK.

         COSTS AND EXPENSES

         Gross margins for the quarter ended March 31, 2003 were approximately $171,000 compared to $95,000 for the same period last year. Total cost of goods sold for the quarter ended March 31, 2003 were approximately $220,000 compared to $219,000 for the same period last year.

         Gross margins for our Medical segment were approximately $30,000 and $77,000 for the three months ended March 31, 2003 and 2002, respectively. Our medical segment cost of goods sold were approximately $39,000 and $210,000 for the three months ended March 31, 2003 and 2002, respectively. Medical gross margins as a percentage of sales are 44% for three months ended March 31, 2003, and 27% for the three months ended March 31, 2002.

         We do not believe gross margins for the quarter ended March 31, 2002, are indicative of gross margins for future periods. We expect that unit prices for our TIP and PS will decline as a prerequisite to increasing unit volumes and as a result of competition. We expect prices to decline faster than we are able to reduce manufacturing costs; therefore, our gross margins as a percent of sales for our pain management products will decline. However, if we are able to gain market acceptance and increase volume, total gross margin dollars may improve. Demand for our pain management products and resulting revenues and gross margins are dependant upon general economic conditions, insurance reimbursements, insurance coverage offered by medical plans and our ability to aggressively market and promote our products.

         Gross margins for the industrial segment were approximately $141,000 and $17,000 for three months ended March 31, 2003 and 2002, respectively, while costs of goods sold were approximately $181,000 and $9,000 for the same periods, respectively. In fiscal 2003, these costs represent the sale of a non-destructive testing machine and services related to turbine blade inspections. In fiscal 2002, these costs represent the cost of testing turbine blades using our Turbine Blade Inspection System. Industrial gross margins as a percentage of sales are 44% for three months ended March 31, 2003, and 65% for the three months ended March 31, 2002.

         Industrial revenues and gross margins are unpredictable because of the relatively poor condition of the power turbine and aerospace industries, the custom content of each unit which affects both manufacturing costs and implementation efforts, and general economic conditions. In April 2003, we consolidated our Walnut Creek, California, operation into our Ogden, Utah, facility to reduce costs, and believe this will improve our margins but we cannot guarantee significant industrial segment margins in the future.

          General and administrative expenses for the quarter ended March 31, 2003, were approximately $703,000 compared to $1,091,000 for the same period last year, a decrease of $388,000, or 36%. This decrease is primarily a result of 1) a $285,000 decrease in wages from reducing staffing levels, incentive compensation and other wage related expenses, 2) a $11,000 decrease in employee benefits, 3) a $14,000 decrease in administrative and overhead expenses, 5) a $56,000 decrease in other expenses, 6) a $5,000 decrease in temporary services, and 7) a $38,000 decrease in travel expenses. These decreases relate to our effort to curtail expenses. These decreases in expenses were partially offset by increases of 1) $7,000 related to legal and other professional services and 2) $14,000 increase in stock holder service costs. If we can obtain FDA approval or funding to facilitate the steps suggested by the FDA, our expense level will increase.

         Research and development expenses for the quarter ended March 31, 2003 were approximately $851,000 compared to $1,511,000 for the same period last year a decrease of $660,000, or 44%. The decrease is primarily a result of 1) a $379,000 decrease in wages related to reducing staffing levels and incentive compensation, 2) a $25,000 decrease in employee benefits, 3) a $55,000 decrease in the development expenses related to developing the BCS, 4) a $14,000 decrease in clinical study expenses for the BCS and pain management products, 5) $26,000 decrease in expenses related to our pain management products, 6) a $84,000 decrease in industrial engineering expenses related to our development of the industrial inspection systems, 7) a $68,000 decrease in overhead expense primarily related to office expenses, rent and insurance, 8) a $20,000 decrease in temporary services, 9) a $29,000 decrease in travel expenses, and 10) a $9,000 decrease in other expenses primarily supplies, equipment, and stock issued to the Company's 401(k) retirement plan. This reduction in expenses was partially offset by a $49,000 increase in patent legal expenses. These decreases relate to our effort to curtail expenses. If we can obtain FDA approval or funding to facilitate the steps suggested by the FDA, our expense level will increase.

         Because we believe securing a favorable recommendation from the FDA is important to obtaining additional funding, we have retained staff to assist with the BCS 2100 PMA review and continue to utilize the Battelle Institute and other consultants to assist us with our negotiations and appeal of the FDA's non-approval of the BCS 2100 and to ensure prompt, professional and complete responses to any FDA inquiry regarding the BCS 2100.

         We plan to continue conducting clinical studies, utilizing the BCS 2100, with institutions and practitioners to obtain user feedback, test product enhancements, to secure technical papers, and for training and educational marketing purposes. Clinical studies are not the same as clinical trials, which we conducted for FDA PMA approval purposes. During fiscal 2002, we entered into a research relationship with McKay-Dee Hospital for a study of up to 70 patients referred for biopsy of a single mass after undergoing conventional diagnostic procedures. We conducted this study to acquire information about the effectiveness of the BCS2100 for women age 60 presenting with a lesion described as a mass. We concluded this study during the third quarter of fiscal 2003 without conclusion when it became apparent that the institution did not treat sufficient patients to complete the study in a timely fashion. Also during fiscal 2002, we also initiated a study at Massachusetts General Hospital, Harvard Medical School's largest teaching hospital for a clinical study involving up to 250 patients referred for biopsy of a single mass after undergoing conventional diagnostic procedures. This study is intended to acquire information to study the effectiveness of the BCS 2100 in women age 55 and under who present with a lesion described as a mass. This study is ongoing. In addition, these studies provide us with an opportunity to evaluate the form and function of the BCS 2100 and develop product enhancements for next generation products. We are currently conducting a study with the Photonic Stimulator, evaluating its effect on neck and shoulder pain. This study is not yet complete. We are not currently conducting clinical studies or trials for our Thermal Imaging Processor.

         Marketing expenses for the quarter ended March 31, 2003 were approximately $307,000 compared to $751,000 for the same period last year, resulting in a decrease of $444,000, or 59%, from the prior year period. The decrease is primarily a result of: 1) a $144,000 decrease in wages related to reducing staffing levels and incentive compensation, 2) a $8,000 decrease in employee benefits, 3) a $192,000 decrease in advertising and marketing related to discontinuing most marketing and advertising activities, 4) a $54,000 decrease in administrative overhead and other costs and 5) a $ 49,000 decrease in travel expenses. These decreases relate to our efforts to curtail expenses. These decreases were partially offset by a $3,000 increase in other miscellaneous costs.

         Depreciation and amortization expense for the quarter ended March 31, 2003 decreased $343,000 to $48,000, or 88%, compared to the prior year period. During Fiscal 2002, we amortized our goodwill ratably over 10 years; however, we wrote off essentially all of our intangible assets during the fourth quarter of Fiscal 2002. In addition, we recorded an impairment during the quarter ended December 31, 2002 of $711,000 relating to our medical and industrial assets. We evaluate our property, plant and equipment for impairment whenever indicators of impairment exist. Because of our limited cash balances, history of sustained losses and the FDA's decision to disapprove the BCS, we reviewed our fixed assets and impaired them to their estimated fair value.

         Accounting standards require that if the sum of the future cash flows expected to result from the assets, undiscounted and without interest charges, is less than a company's reported value of the assets, then the asset is not recoverable and the company must recognize an impairment. The amount of impairment to be recognized is the excess of the reported value of the assets over the fair value of those assets and is recorded as an impairment expense on our statement of operations. In estimating impairments, management makes assumptions about future cash flows and fair value that are inherently uncertain, can significantly effect the results, and may differ from actual future results. The impaired assets consist of computers, furniture, equipment, leasehold improvements and software used in the medical and industrial segments.

         STOCK-BASED COMPENSATION. Stock-based compensation is variable option accounting that is required because the Company repriced certain employee stock options held be certain current and former executive offers and managers during Fiscal 2001. The Company recorded no stock based compensation expense during the three months ended March 31, 2003 and approximately $7,000 of stock-based compensation during the 3 months ended March 31, 2002. In future periods, the Company may record stock-based compensation expense relating to options repriced during Fiscal 2001 for 250,000 options if the Company's stock price exceeds $1.50 per share, and for 125,000 options if the Company's stock price exceeds $2.50 per share.

         OPERATING INCOME / (LOSS)

         As a result of the foregoing, we recorded an operating loss of ($1,738,724) for the quarter ended March 31, 2003, compared to an operating loss of ($3,656,893) for the quarter ended March 31, 2002.

         Medical segment operating losses were approximately ($1,566,068) and ($3,046,814) for the three months ended March 31, 2003 and 2002, respectively. The improvement of $1,480,746 is related to a reduction in staffing levels, marketing activities and litigation settlements. These decreases were offset by impairments to fixed assets and to inventory reserves. These expense decreases are a temporary measure to reduce our cash outflow if and until we receive additional funding and are not sustainable if we obtain FDA approval.

         Industrial segment operating losses were approximately $172,656 and $602,477 for the three months ended March 31, 2003 and 2002, respectively. The $429,821 decrease in losses is primarily attributable to decreasing staffing levels. The effect of reducing staffing levels was partially offset by asset impairments, and we believe are a temporary measure to reduce cash outflows. As of the date of this document, we have deemphasized our industrial segment and consolidated our industrial operations into our Ogden, Utah facility to reduce these losses further. If we can obtain sufficient funding and market conditions become favorable, however, we plan to invest in this segment and expect to incur losses until we are able to increase industrial revenues.

         OTHER INCOME / (EXPENSE)

         Net interest expense for the quarter ended March 31, 2003 increased approximately $1,822,000 from the same quarter of 2002 to a net expense of $1,830,000. This increase resulted from non-cash expenses recognized in connection with amendments to our agreements with Beach Boulevard and amortization of deferred finance costs: 1) a $1,770,000 interest expense charge related to repricing the conversion price of the Convertible Debenture, 2) A $6,900 charge for repricing the warrants attached to the Convertible Debenture,
3) interest on the balance of the debenture; 4) a $49,000 charge from amortization of deferred finance cost and beneficial conversion feature discount on the debenture over the life of the mandatory put period. The Company received less cash interest income due to lower yields and decreased balances in marketable securities available for sale.

                  NET INCOME/(LOSS)

         As a result of the foregoing, we recorded a net loss of ($3,568,581) for the quarter ended March 31, 2003, compared to a net loss of ($3,656,893) for the quarter ended March 31, 2002.

         For the quarter ended March 31, 2003, the loss attributable to common shareholders was ($3,568,581), or ($0.04) per share, compared to a loss attributable to common shareholders of ($3,656,893,) or ($0.04) per share, for the quarter ended March 31, 2002.

NINE MONTHS ENDED MARCH 31, 2003 COMPARED TO NINE MONTHS ENDED MARCH 31, 2002 (ROUNDED IN THOUSANDS).

         REVENUES

         Revenues for the nine months ended March 31, 2003 increased approximately $493,000, or 65%, from the same period last year to $1,250,000. Of this amount, $715,000 resulted from the sale of pain management products and the $535,000 resulted from the sale of industrial products and services.

         During the nine months ended March 31, 2003, medical segment revenues were approximately $715,000 compared to $656,000 from the same period last year, an increase of $59,000, or 9%. This increase in medical sales is a result of increased foreign sales activity to China and Canada and increased activity in PS unit sales due to decreased prices. The price of TIP units sold decreased 10% while the quantity of units sold increased 67% during the first two quarters of fiscal 2003 compared to the prior year period. However, TIP margins improved somewhat on very low sales volume during the quarter ended March 31, 2003, and as a result the average price and total quantity of TIP units sold remained flat for the nine months ended March 31, 2003 compared to the same period last year. The price of PS units sold decreased 48% while the quantity of units sold increased 124% during the nine months ended March 31, 2003 compared to the prior year period and represents essentially all of our year to date sales increase.

         During the nine months ended March 31, 2003, industrial segment revenues were $535,000 compared to $101,000 from the same period last year, resulting in an increase of $434,000, or 430%. This increase is the result of the sale of two industrial testing products for $439,000 and non-destructive testing services of $96,000. During the same period last year, we provided $101,000 of non-destructive testing services, principally turbine blade inspection services for Alstom, which ended when we shipped a turbine blade inspection system to Alstom.

         Unfulfilled orders as of March 31, 2003 and 2002 were $425,000 and $300,000, respectively. Backlog at March 31, 2003 is an order from Pratt and Whitney for a TBIS. This order was shipped during Fiscal 2003 and will be recognized as a gain on sale of an asset when all of our commitments and obligations have been fulfilled. The June 2002 backlog represents one TBIS' ordered by Alstom. We shipped one system during the second quarter of Fiscal 2002, did not recognize any revenue from that shipment until this quarter because of an embedded warranty provision that expired during the quarter.

         For the nine months ended March 31, 2003, approximately $732,000, or 59%, of total revenues are attributable to foreign sales consisting of $357,000 in medical sales primarily to Canada and China and $375,000 in industrial sales to the UK. For the nine months ended March 31, 2002, approximately $155,000, or 20%, of total revenues related to foreign sales consisting of $61,000 in medical sales to Canada and $94,000 related to industrial sales to the UK.

         COSTS AND EXPENSES

         Gross margins for the nine months ended March 31, 2003 were approximately $77,000 compared to $271,000 for the same period last year a decrease of $194,000 or 72%. Total costs of goods sold for the nine months ended March 31, 2002 were approximately $1,172,000 compared to $486,000 for the same period last year.

         Gross margins for our Medical segment were approximately ($176,000) and $194,000 for the nine months ended March 31, 2003, and 2002, respectively. Our medical segment cost of goods sold were approximately $891,000 and $462,000 for the nine months ended March 31, 2003 and 2002, respectively. Costs of goods sold include the cost to manufacture our medical products and includes adjustments to our inventory reserve of approximately $390000 for the nine months ended March 31, 2003. The inventory reserve represents management's estimate of excess and obsolete inventory on hand. The adjustment recorded during the nine months ended March 31, 2003 reflects the FDA's decision to not approve our PMA and the probable impact that decision will have on the ability to sell our medical products, particularly the TIP which is a component of the BCS. Medical gross margins as a percentage of sales were (25%) for the nine months ended March 31, 2003 and 30% for the nine months ended March 31, 2002.

         We expect that unit prices for our TIP and PS will continue to decline as a prerequisite to increasing market penetration and as a result of competition. We also expect prices to decline faster than we are able to reduce manufacturing costs; therefore, our gross margins as a percent of sales for our pain management products will decline. However, if we are able to gain market acceptance and increase volume, total gross margin dollars may improve. Demand for our pain management products and resulting revenues and gross margins are dependant upon general economic conditions, insurance reimbursements and our ability to aggressively market and promote our products.

         Gross margins for the industrial segment were approximately $253,000 and $77,000 for the nine months ended March 31, 2003 and 2002, respectively, while costs of goods sold were approximately $281,000 and $23,000 for the same periods, respectively. In Fiscal 2003, these costs represent the sale of non-destructive testing machines and services related to turbine blade inspections. In Fiscal 2002, these costs represent the time spent testing turbine blades using our Turbine Blade Inspection System. Industrial gross margins as a percentage of sales were 47% for the nine months ended March 31, 2003 and 77% for the nine months ended March 31, 2002.

         Industrial revenues and gross margins are unpredictable because of the relatively poor condition of the power turbine and aerospace industries, the custom content of each unit and general economic conditions. In April 2003, we consolidated our Walnut Creek, California, operation into our Ogden, Utah, facility to reduce costs, and believe this will improve our margins but we cannot guarantee significant industrial segment margins in the future.

         General and administrative expenses for the nine months ended March 31, 2003 were approximately $2,182,000 compared to $247,000 for the same period last year, an increase of $1,935,000 from the same period last year. Stock-based compensation for the nine months ended March 31, 2003 was $7,000. For the nine months ended March 31, 2002, stock-based compensation was a benefit (expense recovery) of $2,905,000. Because of the $2,905,000 recovery, we recorded a net $247,000 expense in administrative expenses for the nine months ended March 31, 2002.

         Excluding stock-based compensation, general and administrative expenses decreased $977,000 for the nine months ended March 31, 2003 compared to the same period last year. This decrease is primarily a result of 1) a $554,000 decrease in wages resulting from staff reductions of $374,000 and accrued incentive compensation reductions of $180,000, 2) a $200,000 decrease in litigation settlement expenses, 3) a $ 28,000 decrease in temporary services, 4) a $110,000 decrease in administrative overhead expenses primarily rent, insurance and office expenses, 5) $242,000 decrease in other costs primarily bad debt, supplies, equipment, and stock issuances for the Company's 401(k) retirement plan, 5) a $119,000 decrease in travel. This reduction in expenses was partially offset by 1) a $174,000 increase in legal and other professional expenses, 2) a $12,000 increase in employee benefits and 3) a $74,000 increase in stockholder service expenses. These net decreases relate to our effort to curtail expenses. If we can obtain FDA approval or funding to facilitate the steps suggested by the FDA, our expense level will increase.

         Research and development expenses for the nine months ended March 31, 2003 were approximately $3,253,000 compared to $4,386,000 for the same period last year, resulting in a decrease of $1,133,000, or 26%. Excluding a non-cash compensation benefit of $209,000 recorded during the first nine months of Fiscal 2002 from the recovery of stock-based compensation expense, research and development expenses decreased during the first nine months of Fiscal 2003 by $1,342,000, or 29%, compared to the prior year period. The decrease is primarily a result of: 1) a $650,000 decrease in wages related to staff reductions of $560,000 and accrued incentive compensation reductions of $90,000; 2) a $4,000 decrease in employee benefits, 3) a $184,000 decrease in research and development expenses related to the development of the BCS, 4) a $137,000 decrease in clinical studies of our BCS 2100 and pain management products, 5) a $107,000 decrease in research and development expenses related to the development pain management products, 6) a $159,000 decrease in industrial research and development expenses related to the design and development of our industrial inspection systems, 7) a $30,000 decrease in temporary services, 8) a $39,000 decrease in overhead expenses, primarily rent, insurance and office expenses, 9) a $35,000 decrease in travel expenses, and 10) a $61,000 decrease in other costs primarily supplies, equipment and stock issued to the Company's 401(k) retirement plan. This reduction in expenses was partially offset by a $64,000 increase in patent expense. These net decreases relate to our effort to curtail expenses. If we can obtain FDA approval or funding to facilitate the steps suggested by the FDA, our expense level will increase.

         Because we believe securing a favorable recommendation from the FDA is important to obtaining additional funding, we have retained staff to assist with the BCS 2100 PMA review and continue to utilize the Battelle Institute and other consultants to assist us with our negotiations and appeal of the FDA's non-approval of the BCS 2100 and to ensure prompt, professional and complete responses to any FDA inquiry regarding the BCS 2100.

         We plan to continue conducting clinical studies, utilizing the BCS 2100, with institutions and practitioners to obtain user feedback, test product enhancements, to secure technical papers, and for training and educational marketing purposes. Clinical studies are not the same as clinical trials, which we conducted for FDA PMA approval purposes. During Fiscal 2002, we entered into a research relationship with McKay-Dee Hospital for a study of up to 70 patients referred for biopsy of a single mass after undergoing conventional diagnostic procedures. We conducted this study to acquire information about the effectiveness of the BCS2100 for women age 60 presenting with a lesion described as a mass. We concluded this study during the third quarter of fiscal 2003 without conclusion when it became apparent that the institution did not treat sufficient patients to complete the study in a timely fashion. Also during fiscal 2002, we also initiated a study at Massachusetts General Hospital, Harvard Medical School's largest teaching hospital for a clinical study involving up to 250 patients referred for biopsy of a single mass after undergoing conventional diagnostic procedures. This study is intended to acquire information to study the effectiveness of the BCS2100 in women age 55 and under who present with a lesion described as a mass. This study is ongoing. In addition, these studies provide us with an opportunity to evaluate the form and function of the BCS 2100 and develop product enhancements for next generation products. We are currently conducting a study with the Photonic Stimulator, evaluating its effect on neck and shoulder pain. This study is not yet complete. We are not currently conducting clinical studies or trials for our Thermal Imaging Processor

         Marketing expenses for the nine months ended March 31, 2003 were $1,302,000, compared to $2,031,000 for the same period last year, resulting in a decrease of $729,000, or 36%. Excluding the stock-based compensation benefit of $378,000 for the nine months ended March 31, 2002, marketing expenses decreased $1,107,000, or 46%, compared to the prior year period. The decrease is primarily a result of a 1) a $145,000 decrease in wages, incentive compensation and related expenses, 2) $920,000 decrease in advertising and marketing activities, which includes the reduction of $81,000 to a marketing reserve for accrued tradeshow services and activities, 3) a $17,000 in administrative overhead expenses, primarily rent, insurance, and office expenses, 4) a $2,000 decrease in other costs, and 5) a $41,000 decrease in travel expenses. These expenses were partially offset by an $18,000 increase in employee benefits. These net decreases reflect to our efforts to curtail expenses.

         Depreciation and amortization expense for the nine months ended March 31, 2003 decreased $788,000 to $388,000, or 67%, from the same six month period in 2002. During Fiscal 2002, we amortized our goodwill ratably over 10 years; however, we wrote off essentially all of our intangible assets during the fourth quarter of Fiscal 2002.

         During the quarter ended December 31, 2002 we recorded an impairment loss of $711,000 relating to our medical and industrial assets. We evaluate our property, plant and equipment for impairment whenever indicators of impairment exist. Because of our limited cash balances, history of sustained losses and the FDA's decision to disapprove the BCS, we reviewed our fixed assets and impaired them to their estimated fair value.

         Accounting standards require that if the sum of the future cash flows expected to result from the assets, undiscounted and without interest charges, is less than a company's reported value of the assets, then the asset is not recoverable and the company must recognize an impairment. The amount of impairment to be recognized is the excess of the reported value of the assets over the fair value of those assets and is recorded as impairment expense on our statement of operations. In estimating impairments, management makes assumptions about future cash flows and fair value that are inherently uncertain, can significantly effect the results, and may differ from actual future results. The impaired assets consist of computers, furniture, equipment, leasehold improvements and software used in the medical and industrial segments.

         STOCK-BASED COMPENSATION. Stock-based compensation is variable option accounting that is required because the Company repriced certain employee stock options during Fiscal 2001.

         During fiscal 2001, we modified the price of the stock options of certain executives and managers. As a result of these modifications, we are subject to variable option accounting which requires that, if the Company's stock price exceeds the option exercise price, we measure and record compensation expense or recovery (reduced expense) equal to the change in the Company's stock price times the number of options outstanding. If the option exercise price was less than the Company's stock price on the date of grant, the difference between the option exercise price and the closing price on the grant date, times the number of option issued is recorded as compensation expense.

         Because our stock price decreased from $4.95 to $1.05 per common share from June 30, 2001 to March 28, 2002, we recorded recovery (reduced expense) of approximately $3.5 million. These employee stock options were modified in connection with severance agreements or to align the interests of executives, managers and shareholders. Because these repriced options have been surrendered or because our stock price is below the exercise price of these repriced options, variable option accounting has become immaterial, approximately $7,000 for the nine months ended March 31, 2003. In future periods, the Company may record stock-based compensation expense relating to options repriced during Fiscal 2001 for 250,000 options if the Company's stock price exceeds $1.50 per share, and for 125,000 options if the Company's stock price exceeds $2.50 per share.

         OPERATING INCOME / (LOSS)

         As a result of the foregoing, we recorded an operating loss of approximately ($7,760,000) for the nine months ended March 31, 2003, compared to an operating loss of $7,558,000) for the nine months ended March 31, 2002. Excluding a non-cash compensation, the operating loss was approximately ($7,753,000) for the nine months ended March 31, 2003, compared to ($11,067,000) for the same period in 2001, a decrease of $3,314,000, or 30%.

         Medical segment operating losses were approximately $6,455,000 and $6,347,000 for the nine months ended March 31, 2003 and 2002 respectively. Excluding stock-based compensation, medical segment losses were approximately $6,263,000 and $9,227,000 for the nine months ended March 31, 2003 and 2002, respectively. The improvement of approximately $2,961,000 is related to a reduction in staffing levels, marketing activities and litigation settlement charges. These decreases were offset by impairments to fixed assets and increases in the inventory reserves. These expense decreases are a temporary measure to reduce our cash outflow and are not sustainable if we obtain FDA approval of our PMA.

         Industrial segment losses were approximately $1,305,000 and $1,211,000 for the nine months ended March 31, 2003 and 2002, respectively. Excluding stock-based compensation, industrial segment losses were approximately $1,490,000 and $1,840,000 for the first nine months of fiscal years 2002 and 2001, respectively. The $350,000 decrease in losses is primarily attributable to increased revenues while reducing staffing levels, research and development activity and industrial segment activity. These expense reductions are temporary if we are able to secure sufficient additional funding to advance both our BCS and industrial products. If we are able to secure additional funding, we plan to continue investing in the industrial segments and may incur losses in this segment.

         OTHER INCOME

         Net interest income for the nine months ended March 31, 2003 decreased $3,105,000 from the same nine months of 2002, to a net expense of $2,617,000. This decrease resulted from non-cash expenses recognized in connection with amendments to our agreements with Beach Boulevard and amortization of deferred finance costs: 1) a $1,770,000 interest expense charge related to repricing the conversion price of the convertible debenture, 2) A $6,900 charge for repricing the warrants attached to the Convertible Debenture, 3) $107,000 interest expense charge related to interest on the balance of the debenture; 4) a $565,000 charge from amortization of deferred finance cost and beneficial conversion feature discount on the debenture over the life of the mandatory put period; 5) a $286,000 charge to interest expense recorded to increase the redeemable balance of the debenture by 11% pursuant to provisions of the Convertible Debenture (see Agreement with Beach Boulevard LLC, below). The Company received less cash interest income due to lower yields and decreased balances in marketable securities available for sale.

         NET INCOME/(LOSS)

         As a result of the foregoing, we recorded a net loss of ($10,376,340) for the nine months ended March 31, 2003, compared to a net loss of ($7,070,848) for the nine months ended March 31, 2002. Excluding a non-cash compensation, the net loss was ($10,369,060) for the nine months ended March 31, 2003, compared to ($10,579,345) for the same period in 2002, a decrease of ($210,285), or 2%.

         For the nine months ended March 31, 2003, the loss attributable to common shareholders was $10,376,340, or ($0.12) per share, compared to a loss attributable to common shareholders of $7,070,848, or ($0.09) per share, for the nine months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         SOURCES AND USES OF LIQUIDITY

         Our funds used for operations have historically come from issuing common stock, options and warrants, revenues generated from operations, sale of marketable securities, interest earned from marketable securities available for sale and debt assumption.

         Our cash requirements include, but are not limited to, general corporate expenses including employee salaries and benefits, lease payments on office space, legal and accounting fees for litigation and to comply with securities registration and reporting requirements, costs of clinical trials and studies and technical support, FDA consulting expenses, procurement of inventory and supplies for developing, manufacturing and marketing our medical and industrial applications.

         Net cash used in operating activities for the nine months ended March 31, 2003 was approximately $7,739,000 compared to $9,780,000 for the nine months ended March 31, 2002. The decrease in cash used in operating activities was primarily a result of our efforts to decrease our expenses and cash outlays and is affected by fluctuations in accounts receivable, payable and accrued expense balances. More specifically, $1.3 million of the accrued Packer settlement reserve was paid during the nine months ended March 31, 2003.

          Net cash provided by investing activities for the nine months ended March 31, 2003 was approximately $7,201,000, compared to net cash used in investing activities of $1,294,000 in the nine months ended March 31, 2002. Net cash provided by and used in investing activities primarily relates to selling securities to fund operations or using cash to purchase securities available-for-sale. We pulled $7.3 million from marketable securities to fund operations during the nine months ended March 31, 2003.

         Net cash provided by financing activities was approximately $782,000 in the nine months ended March 31, 2003 compared to $3,801,000 during the nine months ended March 31, 2002. Net cash provided by financing activities for the nine months ended March 31, 2003 was from selling stock to Beach Boulevard, LLC pursuant to the Equity Line. Net cash provided from financing activities for the nine months ended March 31, 2002 was primarily from the exercise of employee options and investor warrants.

         As a result of the foregoing, the net cash outflow decreased by approximately $244,000 in the nine months ended March 31, 2003 compared to a decrease of $4,685,000 in the nine months ended March 31, 2002.

         Cash and cash equivalents at the end of the nine months ended March 31, 2003 were approximately $1,181,000 compared to $937,000 on June 20, 2002

         As of April 25, 2003, our current monthly expense rate is approximately $400 thousand; our monthly expense rate at our former full operational level was approximately $1.1 million. As of April 25, 2003, we had cash, accounts receivable and pre-paid expenses of approximately $1.75 million and current liabilities (excluding the debenture and deferred revenue) of approximately $1.01 million. These current liabilities consist of approximately $479 thousand of accounts payable, $491 thousand of accrued liabilities, and $44 thousand of accrued employee costs. Accordingly, unless we are able to secure additional funding from a third party, we have sufficient working capital to sustain our operations, which are already substantially reduced, until between July and September. Failure to secure additional funding may result in further severe reductions in operations or discontinuing operations altogether.

         The following table summarizes the Company's contractual obligations and commitments to make future payments as of March 31, 2003:


                                                                     Payments due by period
                                                         Total     Less than 1 year  1-2 years   After 3 years
                                                         -----     ----------------  ---------   -------------
Operating Leases                                      $  693,389     $  310,607     $  203,170     $  197,612
Convertible debenture net of conversion privilege      1,327,281      1,327,281             --             --
Interest on Debenture                                     92,910         92,910             --             --
                                                      -----------    -----------    -----------    -----------
Total                                                 $2,113,580     $1,730,798     $  203,170     $  197,612
                                                      ===========    ===========    ===========    ===========

AGREEMENT WITH BEACH BOULEVARD LLC

         On December 31, 2001, the Company entered into a financing agreement (the "Agreement") with Beach Boulevard, LLC (the "Investor"), pursuant to which the Company issued a 7 % convertible debenture in the amount of $2.5 million (the "Convertible Debenture") and secured an equity line of credit (the "Equity Line") that would allow the Company to sell up to $20 million in common stock to the Investor at 94 percent of the market price, as defined by the Agreement. Based on its original terms, the Convertible Debenture is due on December 31, 2004. The terms of the Agreement permit the Investor to convert the Convertible Debenture into 2,100,694 shares of common stock at a conversion price of $1.44 per share at any time during the term of the Agreement. Interest on the Convertible Debenture is due on the conversion date and is payable, at the option of the Company, in cash.

         In connection with the Agreement, the Company entered into a registration rights agreement and subsequently filed a registration statement (Registration No. 333-82016) with the SEC, which was declared effective on March 18, 2002. The Investor may require the Company to redeem all or a portion of the Convertible Debenture if the average closing bid price of the Company's common stock for the 90 consecutive trading days after the effective date of the registration statement is less than $1.44 (a "Trigger Event"). The amount redeemable is equal to 111% of the principal balance of the Convertible Debenture and accrued interest (the "Redeemable Balance"). If a Trigger Event occurs, the Investor is required to provide notice to the Company of its election to force redemption and to specify the date (the "Redemption Due Date") on which the Redeemable Balance is to be paid. If the Company does not pay the Redeemable Balance in full by the Redemption Due Date, the Company is required to issue registered unrestricted shares of common stock pursuant to a series of mandatory put notices consistent with the terms of the Equity Line. If the Redeemable Balance is not paid through the mandatory puts within six months of the Investor's notice to force redemption, the unpaid portion of the Redeemable Balance is required to be paid immediately in cash.

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

         On December 16, 2002, the Company issued a put to the Investor pursuant to the Equity Line for $467,000 and issued 1,500,000 shares of common stock on December 24, 2002 and the remaining 1,455,083 shares of common stock on January 3, 2003. As of December 31, 2002, the Company recorded a subscription receivable of $237,288 related to the 1,500,000 shares issued on December 24, 2002. The Company received proceeds from the subscription receivable during January 2003.

         In connection with the Agreement, the Company issued the Investor warrants for the purchase of 260,417 shares of common stock at $2.03 a share and 641,026 shares of common stock at $1.95 a share, which expire December 31, 2004 and December 31, 2007, respectively. The proceeds from the Debenture Offering were allocated between the Convertible Debenture, the beneficial conversion feature, and the warrants issued to the Investor. The Company also issued separate warrants to an investment bank for the purchase of 100,000 shares of common stock at $1.87 per share in connection with the Debenture Offering. The fair market value of these warrants and other related financing costs have been recorded as deferred financing costs. Because of the Trigger Event discussed in the preceding paragraph, the deferred financing costs and discount on the Convertible Debenture were being amortized over the six-month period ending January 25, 2003. Due to the complexities of the Convertible Debenture such as the beneficial conversion feature, trigger events and interrelationship with the attached warrants and Equity Line, it is impractical to estimate the fair value of the debenture. During the nine months ended March 31, 2003, the effective interest rate (excluding the penalty and the expense for the price modification of the Convertible Debenture) the Company was paying on the $2.5 million Convertible Debenture was 36%; however, this implied rate will decrease over the next six-month period as the deferred finance costs and beneficial conversion feature are fully amortized.

         Pursuant to the guidance under SFAS No. 123, the Company valued and recorded as an expense the value of warrants issued in connection with the Convertible Debenture, Equity Line and services rendered to assist the financing ("financing services"). The estimated fair value of the warrants were calculated using the Black-Scholes valuation model and valued at approximately $36,000, $99,000 and $18,000 for the Debenture warrants, Equity Line warrants and the financing services warrants respectively. The value of the warrants is being amortized to interest expense over the accelerated term of the DEBENTURE, thereby raising the computed effective rate of interest. In valuing the warrants the Company used an estimated volatility of 44.6% and an expected life of one year.

         In connection with the convertible debenture's conversion feature, the Company recorded a value for beneficial conversion feature in accordance with EITF 00-27 APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE INSTRUMENTS. The intrinsic value of the beneficial conversion feature of approximately $245,000 is being amortized to interest expense over accelerated term of the debenture. The total beneficial conversion discount related to the debenture was Recorded at the transaction date as an increase in additional paid in capital and the unamortized portion as a reduction to the debenture on the Company's Balance Sheet. The unamortized portion of the beneficial conversion feature has been amortized into interest expense, which was accelerated when the Company was notified of the Trigger Event..

         On January 29, 2003, the Company received a Holder Redemption Notice (the "Notice") from the Investor. The Notice, referencing the Debenture Agreement, stated the Investor demanded payment of the Current Redeemable Balance. Pursuant to the Debenture Agreement, the Company had five days to pay the balance in cash. Because the Company did not pay the Redeemable Balance as requested by the Holder, the Company is now in default as defined by Section 6.c.ix of the Debenture Agreement.

         The Redeemable Balance on March 31, 2003 was approximately $1.3 million. As of May 14, 2003, the Company reduced the Redeemable Balance to approximately $412,000 by issuing approximately 7.9 million common shares at prices ranging from $0.94 to $0.13 for the redemption of approximately $927,000 in principal and accrued interest. The mandatory put period, during which the Company is required to redeem the Convertible Debenture through the issuance of stock, expired February 2003, at which time, the Company was required to pay the remaining balance in cash or negotiate other terms.

         On March 19, 2003, the Company executed an amendment that modifies the exercise price of the warrants issued in connection with the Convertible Debenture to $0.09 per common share and a variable conversion price for the Convertible Debenture to equal the 94 percent of market price. On March 19, 2003, the Company issued approximately 4.5 million shares of common stock for the redemption of approximately $381,000 in principal and accrued interest in connection with modifying the conversion price of the debenture and exercise price of the warrants (see exhibits to Form 8-K dated March 19, 2003). In connection to the conversion, the Company recognized, on the date of the acceptance offer, an expense of approximately $1.8 million dollars. In addition, as of the date of this document, we may not issue any more shares under the Equity Line.

         Based on our current cash balance, obligations, stock price and remaining registered shares, the Company may not be able to repay the remaining Redeemable Balance through cash payments or through puts under the Equity Line without further modifying the Agreement with Beach Boulevard. Furthermore, there is no assurance that Beach Boulevard will modify the Agreement.

         During the three months ended March 31, 2003, the Company issued approximately 5.3 million common shares through mandatory put notices and applied the proceeds of approximately $606,000 to redeem $463,000 of principal, $83,000 of accrued interest, and $60,000 of penalty pursuant to requirements of the Equity Line. The Company issued approximately 2.2 million shares of common stock through voluntary put notices for approximately $210,000 pursuant to the Equity Line, which was used to repay $183,000 of debenture principle, $6,000 of interest and $21,000 of penalties. The Company issued approximately 4.2 million common shares upon the partial conversion of the Convertible Debenture and redeemed approximately $351,000 of principal and $7,000 of interest. The Company also issued approximately 260,000 common shares upon the conversion of the debenture warrants and used the proceeds of approximately $23,000 to pay down $21,000 of principal and $2,000 of interest.

         During the nine months ended March 31, 2003, the Company issued approximately 6.2 million common shares through mandatory put notices and applied the proceeds of approximately $1,062,000 to redeem $776,000 of principal, $181,000 of accrued interest, and $105,000 of penalty pursuant to requirements of the Equity Line. The Company issued approximately 2.2 million shares of common stock for approximately $210,000 pursuant to the Equity Line, which was used to repay $183,000of debenture principle, $6,000 of interest and $21,000 of penalties. The Company issued approximately 4.2 million common shares upon the partial conversion of the Convertible Debenture and redeemed approximately $351,000 of principal and $7,000 of interest. The Company also issued approximately 260,000 common shares upon the conversion of the debenture warrants and used the proceeds of approximately $23,000 to pay down $21,000 of principal and $2,000 of interest.

         From April 1, 2003 to May 19, 2003, the Company has issued 9.8 million common shares and converted most of the remaining Redeemable Balance due under the Convertible Debenture including accrued interest. As of May 19, 2003, the Company owes the Investor approximately $157,000.

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

         Since inception, we have generated significant losses from operations ($92.7 million) and, although we have generated some revenues ($3.1 million), we are still a development stage enterprise. We have taken actions to reduce our expenses and cash consumption; we expect to incur additional operating losses. Our working capital requirements in the foreseeable future will depend on a variety of factors and assumptions. In particular, that we can acquire additional financing through additional equity and/or debt financings or through the sale of assets or intellectual property during fiscal year 2003. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution that would aversely affect the price of our common stock. Furthermore, there can be no assurance that additional financing will be available when needed or at all, or that if available, such financing will be on terms favorable to us or our stockholders. If financing is not available when required or is not available on acceptable terms, we may be required to curtail our operating plan and may not continue operations as a going concern.

         On December 10, 2002, and the FDA's Advisory Panel voted to not recommend approval of the BCS. On January 23, 2003, the FDA concurred with the recommendation made by the Panel and issued a letter. The FDA's decision to disapprove the BCS is based on technical and statistical issues regarding the clinical trial and analysis of the clinical trial data. The main issues cited by the FDA were that 1) the proposed indications for use were revised on the basis of a retrospective analysis of the results in the original PMA, 2) the additional clinical data in the "post-PMA" ("PPMA") are insufficient by themselves to constitute an adequate study, 3) enrollment was not limited to mammographically visible masses, and 4) the number of exclusions of enrolled subjects was excessive. The FDA letter also states specific actions the Company could take to put the PMA into an approvable form, including a new pre-market clinical study, extensive analysis of existing clinical information, and revised indications for use of the device. Taking such actions, however, will require additional capital and may require that we substantially change our operations, including the sale of our assets.

         On April 17, 2003, the United States District Court dismissed shareholder litigation without prejudice. In a written opinion, the U.S. District Judge concluded that the statements made by the Company that plaintiff's alleged were misleading to investors were either not material, not misleading, or not plead by plaintiffs with sufficient particularity to constitute a claim. The Court gave the plaintiffs until May 8, 2003 to replead three of the nine claims if the plaintiffs have additional facts to overcome their failure to state claims as to those three claims. On May 8, 2003, the plaintiffs informed Company counsel that they would not replead any claims. Instead, plaintiffs expressed their intention to appeal the court's ruling following entry of the dismissal order, which was filed by the court May 13, 2003. The plaintiffs have 30 days to file their notice of appeal. If the notice of appeal is filed and the plaintiffs follow through on their efforts to appeal the order of dismissal, we do not expect to receive a decision from the appellate court for at least one year, and expect the cost of defending this litigation will be approximately $200,000 during that time.

         Moreover, our insurance carrier has denied there is insurance coverage for the plaintiff's claims and, accordingly, has indicated it will not cover the costs of defending the claims or pay any resulting damages we may suffer if the plaintiff's are successful. We have retained insurance counsel who is vigorously pursuing coverage under our Directors and Officers insurance policies.

         Finally, under our bylaws and contractual agreements we are required to indemnify our current and former officers and directors who are a party to the litigation by providing legal defense through our or their own attorneys and covering all damages they may suffer if the plaintiffs are successful.

         We do not have sufficient capital to cover: 1) the expected costs of additional clinical studies as required by the FDA; 2) the potential damages of the shareholder litigation without insurance coverage; or 3) to fund our business plans over the next year. We will have to obtain additional capital within the fiscal year through issuance of securities, assumption of loans, sale of assets or sale of intellectual property. Furthermore, these factors have made it difficult if not impossible to raise the required capital needed to continue operations. If we are not successful, we will have to scale back our business plans and may have to discontinue operations.

         As of March 31, 2003, we believe that we have sufficient liquidity to sustain current operations for three or four months. Our monthly expense rate as of March 31 averaged $400 thousand. We had cash, marketable securities, accounts receivable and pre-paid expenses of approximately $2.1 million and current liabilities (excluding the debenture and deferred revenue) of approximately $1.2 million. On a short term basis, we believed we would be able to fund our operations with cash on hand and the proceeds of our receivables and current sales activities; however, to fund our operations over the long term (more than 6 months) we believed we would need to raise additional capital or curtail our operation.

         We have selectively reduced expenses by eliminating expenditures for certain regional trade shows and conferences; reducing or eliminating administrative staff, purchased services, the level of certain employee benefit programs, and delaying salary increases and consolidating operations. If we are unable to secure additional capital, we may need to further reduce our operations or discontinue operations entirely.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are a development stage enterprise. We believe we are not subject to market risks beyond ordinary economic risks, such as interest rate fluctuation and inflation.

         At March 31, 2002, we had invested approximately $1.8 million in cash and available-for-sale marketable securities including investments in United States government securities and corporate bonds. Although we believe the issuers of these marketable securities are solvent and are favorably rated by recognized rating agencies, there is the risk that such issuers may not have sufficient liquid assets to satisfy their obligations at the time such obligations become due. If such were to occur, we may not be able to recover the full amount of our investment.

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

PART II-- OTHER INFORMATION

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

SHAREHOLDER SECURITIES LITIGATION
---------------------------------

         A lawsuit filed against us in the United States District Court in Oregon alleges the Company misled shareholders regarding such things as FDA approval and other matters, which the plaintiffs believe caused significant damage to the shareholders holding shares of our common stock at the time of these alleged misrepresentations and omissions. On September 24, 2002, the Court appointed a lead plaintiff and consolidated these lawsuits into a single action; and on November 5, 2002, the plaintiffs filed an amended consolidated complaint against the Company and certain current and former officers. The Company filed a motion to dismiss the litigation on December 19, 2002. On April 17, 2003, this litigation was dismissed without prejudice by the United States District Court. In a written opinion, the U.S. District Judge concluded that the statements made by the Company that plaintiff's alleged were misleading to investors were either not material, not misleading, or not plead by plaintiffs with sufficient particularity to constitute a claim. The Court gave the plaintiffs until May 8, 2003 to replead three of the nine claims if the plaintiffs have additional facts to overcome their failure to state claims as to those three claims. On May 8, 2003, the plaintiffs informed Company counsel that they would not replead any claims. Instead, plaintiffs expressed their intention to appeal the court's ruling following entry of the dismissal order, which was filed by the court on May 13, 2003. The plaintiffs have 30 days to file their notice of appeal. If the notice of appeal is filed and the plaintiffs follow through on their efforts to appeal the order of dismissal, we do not expect to receive a decision from the appellate court for at least one year.

         Our insurance carrier has denied coverage for the plaintiffs' claims and, accordingly, has indicated it will not cover the costs of defending the claims or pay any resulting damages we may suffer if the plaintiffs are successful. We have retained counsel to vigorously pursue coverage under our insurance policies.

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

         To date, we have incurred approximately $451 thousand in legal costs in complying with above mentioned requests and in conducting related internal investigations. We expect these legal costs to exceed $650 thousand by the time the investigations are complete. The Company also may be required to indemnify its officers and directors in connection with fees incurred in connection with these investigations.

         On April 11, 2003, St. Paul Properties, Inc. (the "Landlord") filed suit against us in the Circuit Court for Clackamas County. The Landlord alleges that we have breached the lease by failing to pay the rent specified under the lease. The Landlord seeks damages of $667,277.08 plus interest and attorneys and other fees. As the litigation was just recently filed, we have not had an opportunity to respond to the complaint.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         On January 29, 2003, the Company received a Holder Redemption Notice (the "Notice") from Beach Boulevard, LLC. The Notice demands payment of the Current Redeemable Balance. Because the Company has not fully paid the Redeemable Balance as requested by Beach Boulevard, LLC, the Company is now in default (See Note C to the Consolidated Financial Statements for a further explanation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         As with all medical devices, it is important that our BCS 2100 customers receive adequate reimbursements from third-party payers: insurance companies, Medicare and Medicaid reimbursement agencies. We applied for a reimbursement code from the American Medical Association during December 2001 for our BCS 2100. Our application will not be acted upon unless and until we receive FDA approval for the BCS 2100.

ITEM 6.

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

(b)      REPORTS ON FORM 8-K

                  Report on Form 8-K filed February 10, 2003 reporting a change in Certifying Accountants.

                  Form 8-K filed March 24, 2003 (Item 5 Other Events. Convertible Debenture Amendment Agreement)

                  Form 8-K filed May 8, 2003 (Item 9 Regulation FD Disclosure)

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  COMPUTERIZED THERMAL IMAGING, INC.
                                  (Registrant)

                                  /s/Richard V. Secord
Dated    May 20, 2003             ---------------------------------
                                  Richard V. Secord
                                  Chairman & Chief Executive Officer

                                  /s/Bernard J. Brady
Dated    May 20, 2003             ---------------------------------
                                  Bernard J. Brady
                                  Chief Financial Officer, Secretary & Treasurer