Form 10-K
period 2003-06-30
COMPUTERIZED THERMAL IMAGING INC
filed 2003-09-29
CIK 1021853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission file number 1-16253

COMPUTERIZED THERMAL IMAGING, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	87-0458721 (I.R.S. Employer Identification No.)

1719 West 2800 South, Ogden, UT (Address of principal executive offices)	84401 (Zip Code)

Registrant’s telephone number including area code: (801) 776-4700

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Common Stock
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of Common Stock held by non-affiliates of the registrant at September 2, 2003 was approximately $36 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates.

As of September 2, 2003, there were 112,870,031 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

COMPUTERIZED THERMAL IMAGING, INC.

FORM 10-K

ANNUAL REPORT

TOC

PART I

This document, and the documents incorporated by reference, including, but not limited to, certain statements contained in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements within the meaning of the Securities Act of 1933 and Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied. When used in this document the words “expects,” “anticipates,” “intends,” “plans,” “may,” “believes,” “seeks,” “estimates” and similar expressions generally identify forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and we assume no obligation to update any forward-looking statements, except as otherwise required under applicable laws and regulations.

This document should be read in conjunction with our audited financial statements included in Part II and “RISK FACTORS” noted below.

ITEM 1.     BUSINESS

Introduction

Computerized Thermal Imaging, Inc. (“we”, “us”, “our”, “CTI”, “the Company”) designs, manufactures and markets thermal imaging and infrared devices and services used for clinical diagnosis, pain management and non-destructive testing of industrial products and materials. We market our products with an internal sales force and independent distributors.

Our research emphasizes applications for thermal imaging technology and the development of equipment and methods for producing, interpreting, and cataloging thermal images. We believe our products provide our customers with valuable and unique data for the detection of abnormalities. Our pain management products are used in the diagnosis and treatment of certain diseases and disorders. If ultimately approved by the U.S. Food and Drug Administration (the “FDA”), we believe that our breast imaging system will be able to be used by radiologists to help distinguish between benign and malignant breast masses. Our industrial products are used for testing product quality and enabling more efficient designs.

We continue to develop enhancements for our existing products to improve their form, function and/or effectiveness. We are currently developing modifications and updates for our breast imaging system to reduce its size and weight and improve operator efficiency and clinical effectiveness. We developed an improved non-destructive turbine blade inspection system for Pratt and Whitney but, since April 2003, have suspended industrial product development to reduce expenses and conserve cash. We are developing various modest enhancements to our pain management products to improve manufacturability and quality.

We have applied for a pre-market approval (“PMA”) from the FDA for our breast imaging system: The BCS 2100™ (“BCS 2100”), a painless and non-invasive technique for acquiring physiological information from women recommended for breast biopsy. To receive PMA approval, we must establish the BCS 2100’s ability to consistently distinguish between malignant and benign tissue and thereby reduce the number of benign breast biopsies performed. On December 10, 2002, an Advisory panel convened by the FDA to review our application held a public hearing on our PMA application and decided to recommend to the FDA, by a vote of 4-3, that the FDA not approve our application. On January 23, 2003, the FDA concurred with the recommendation of the panel and recommended additional data analysis, clinical trials and other steps that we might take to obtain FDA approval. We have contacted the FDA’s ombudsman and are attempting to negotiate a reversal of the FDA’s decision. We may formally appeal the FDA’s non-approvable decision or avail ourselves of other remedies. As of the date of this document, we do not know whether our negotiations or any appeal we might file will be successful.

TOC

We are not permitted to sell the BCS 2100 in the United States until after we receive an FDA approval, and lack of FDA approval hinders marketing of this product in international markets. Because FDA rules restrict marketing of unapproved products, CTI attends industry trade shows and professional conferences, where it can present product information in an educational format that is properly labeled to radiologists without risk of FDA censure.

Our pain management products have FDA clearance and are principally marketed in the United States to chiropractors and physical therapists who use them to locate soft tissue injuries or potential sources of pain, to verify the effect of treatment; or to treat the symptoms of soft tissue injuries and pain syndromes. Pain management products are shipped from inventory when ordered.

We market our pain management products with an internal sales force and independent distributors. We attend trade shows and conferences, make direct sales calls and sponsor clinics, where we introduce, demonstrate and educate customers about our BCS 2100, pain management and non-destructive testing products.

We have developed a product that uses our technology in an industrial setting. Our Turbine Blade Inspection System is a quality assurance tool and, using techniques similar to our BCS 2100, meets industrial requirements for non-destructive testing and examination of turbine blades used in aircraft and power generation, and other industrial components, composite materials and metals.

Our industrial systems do not require FDA approval and are marketed directly to end-user customers in the United States and Europe. Industrial products are built-to-order, require tailoring to the customer’s specific requirements and require two to six months to complete. These products typically have long sales cycles and demand is directly impacted by economic conditions.

We manufacture our products (pain management, BCS 2100 and, as of April 2003, our industrial products) internally at our Ogden, Utah facility. The Ogden facilities certified to ISO 9000 quality standards.

TOC

We are publicly traded on the American Stock Exchange under the symbol “CIO.” As of September 1, 2003, we had approximately 113 million shares of common stock outstanding; held by approximately 21 thousand shareholders. In addition to common stock, there are outstanding exercisable warrants and options to acquire approximately 10.4 million shares at exercise prices ranging from $0.63 to $5.00. Of the approximately 123 million fully-diluted common shares outstanding, 13.5 million are beneficially owned by insiders and affiliates. Other than our wholly-owned subsidiary, Bales Scientific, Inc., we have no interest in any other entity.

We use our capital to pay general corporate expenses, including salaries, manufacturing costs, professional fees, clinical study and technical support costs, and general and administrative expenses. We are a development stage company and, to date, we have funded our business activities with funds raised through the private placement of common stock, debt and warrants, and the exercise of warrants and options.

Industry Overview & Trends

The American Cancer Society estimates that 203,500 new cases of invasive breast cancer will be diagnosed among women and approximately 40 thousand women in the United States will die from the disease during 2002. Breast cancer is the most commonly diagnosed cancer among women, accounting for nearly one of every three new cancers diagnosed, and is the second leading cause of cancer death (after lung cancer). Each year, more than 20 million women in the United States have a mammogram to screen for breast cancer. Approximately two million of those mammograms require additional follow-up due to a suspicious finding, and approximately 1.3 million abnormal mammograms require a breast biopsy to characterize the suspicious tissue as benign or malignant. The American Cancer Society estimates that approximately 20%, or 203,500, of the suspicious tissues that are subjected to biopsies will turn out to be cancerous. In other words, more than 80% of these breast biopsies performed during 2002 are expected to yield benign results.

Of the 1.3 million breast biopsies performed in the United States each year, approximately 800 thousand are open surgical procedures where the patient is anesthetized or heavily sedated and a surgeon extracts the mass through an incision. The remaining approximately 500 thousand biopsies are less invasive “core” biopsies where a needle is guided to the region of interest and a sample is obtained without having to perform open surgery. The trend is toward less invasive biopsy methods to reduce scaring, cost and emotional trauma. The number of biopsies performed has doubled in the last 10 years and the trend toward less invasive biopsy techniques has accelerated.

If we receive FDA approval for our breast imaging system, we believe that, under prescribed circumstances, radiologists and surgeons will be able to use the physiological profile of the suspicious tissue produced by our BCS 2100 to determine whether breast masses are benign, without performing a biopsy. The target market for the BCS 2100 are the more than ten thousand certified mammography centers in the United States and more than ten thousand mammography centers throughout the rest of the world.

TOC

Our target markets for the pain management products consists of over fifty thousand chiropractors, pain management practitioners, occupational therapists, physical therapists and major sports teams in the United States looking for ways to diagnose and treat injuries and pain conditions effectively and quickly. According to some reports, more than fifty million Americans suffer chronic pain and an additional twenty-five million suffer acute injury-related pain, costing the United States economy more than $70 billion annually in missed work days, emergency room visits, medications and other costs.

The target markets for our industrial products are primarily manufacturers of complex castings, particularly in the aerospace and power generation markets.

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

We have developed six significant proprietary technologies, four of which relate to the breast imaging system: 1) a climate-controlled examination unit to provide patient comfort and facilitate reproducible tests for the BCS 2100; 2) an imaging protocol that produces consistent results for the BCS 2100; 3) a statistical model that detects physiological irregularities for the BCS 2100; 4) infrared imaging and analysis hardware, including our proprietary heat-sensing camera, which is used in the BCS2100 as well as our pain management and industrial systems (collectively, we refer to items 2-4 as the “Thermal Imaging Process”); 5) a system to treat pain and other symptoms of diseases that restrict blood flow (the “Photonic Stimulator”); and 6) a system for non-destructive testing and examination of turbine blades and other industrial components (the “Turbine Blade Inspection System”).

Medical Products - Breast Cancer System 2100

Our BCS 2100 provides a non-invasive, painless way to collect information that, if approved by the FDA, we believe could supplement the information provided by mammograms for the evaluation of suspicious breast lesions. To receive a breast scan on the BCS 2100, a patient will lie face down on our device and expose one breast at a time to the flow of cold air. The breast is then observed by our infrared imager as it cools. Because malignant tissue is more vascular and less likely to constrict upon contact with cool air than benign tissue, malignancies are measurably warmer than benign tissue. The BCS 2100 captures 103 dynamic images of each breast and analyzes over 8.3 million temperature values per breast to measure minute changes in physiological and metabolic activity. From these measurements, the system is able to compute a mathematical probability and indicate the likelihood that a suspicious breast lesion is benign or malignant. We believe that this data, when combined with diagnostic information from mammograms, will provide radiologists with additional information that can be useful in determining more precisely when a surgical biopsy is needed.

TOC

Mammography and related imaging methods capture a snapshot of anatomical structure at a moment in time, but do not provide information about the behavior of the structures exposed. While mammography may detect the presence of an abnormality in the breast, a biopsy is required to determine whether the abnormality is benign or malignant. We believe our technology produces images that expose the physiology and function of breast tissue. If we receive FDA approval, we believe that this physiological information can provide health professionals with a tool for more accurately discriminating between those cases that require invasive biopsy and those that do not; furthermore, we believe our BCS 2100 will be able to provide physiological data that can lead to fewer biopsies, 80% of which have benign findings.

We believe the BCS 2100 provides a tool that could detect cancer in almost all types of abnormal breast lesions: masses, micro-calcifications and architectural distortions. In our clinical trials, where BCS 2100 findings were confirmed by biopsy, we detected malignancy 96.4% of the time cancer was present, and we believe we can improve this overall sensitivity with additional clinical research studies and statistical software development.

Our best sensitivity is with lesions classified as masses. According to our clinical trials, where BCS results were confirmed by biopsies our BCS 2100 detected cancer in lesions described as masses 99.3% of the time when cancer was present. This means that we have a false negative rate of less than 1%. Our PMA application addresses efficacy for all breast lesions, but later amendments and the panel presentation focused on lesions described as "masses," which represent about half of all anomalies noted on mammograms referred for biopsy, and where we had the best clinical sensitivity. If utilized as a decision tool, excluding all other factors, procedures and tests, we believe our system would have resulted in the deferral or avoidance of 19.2% of biopsies in women who had masses detected on their mammograms.   The efficacy data presented shows a false positive rate, that is cases where results from the BCS 2100 indicated the possible presence of cancer when none existed, approximately 80% of the time when cancer was not present. We believe that ongoing clinical research and future developments in the software algorithms (statistical models), as part of the product maturation process and under FDA approved procedures, will enable the system to safely achieve significantly lower false positive rates, thereby leading to higher biopsy avoidance rates.

We view biopsy as the direct competition for the BCS 2100. According to the American College of Radiology, the average breast biopsy costs between one thousand and three thousand dollars per patient. We believe that a breast scan on the BCS 2100 should cost a fraction of the cost of a biopsy and avoid the pain, risk of infection and other complications arising from an invasive surgical procedure.

Medical device marketing and distribution efforts rely upon building relationships with other manufacturers (strategic alliances), equipment dealers, physicians and clinical investigators. Local distributors tend to have the essential relationships with hospitals that are difficult to duplicate with a captive sales force. While we cannot guarantee whether or when the FDA will approve our product, in anticipation of possible FDA approval we have initiated relationships with distributors who have established relationships in the radiology and medical imaging communities. Because FDA rules restrict marketing of unapproved products, we attend industry trade shows and professional conferences where we can present product information in an educational format to radiologists without risk of FDA censure.

TOC

Medical Products - Pain Management

We market two FDA-cleared pain management devices used for diagnostic imaging and therapeutic treatment. The Thermal Image Processor (“TIP”), which uses the same infrared camera as the BCS 2100, measures body heat naturally radiated by the patient as he/she stands (or sits) before the camera, and develops a physiological profile to assist in the diagnosis and treatment of a wide range of physiological and circulatory abnormalities, principally soft-tissue related injuries and pain.

A complementary infrared light therapy device (“Photonic Stimulator”) is a hand-held device that emits infrared energy which penetrates the skin to stimulate blood flow, promote circulation, reduce pain and speed healing. The Photonic Stimulator is FDA-cleared to treat general aches and pains. However, anecdotal feedback from practitioners who use the Photonic Stimulator and published research reports indicate that infrared light therapy can reduce pain, promote circulation and speed healing.

The TIP system competes indirectly with x-ray, computed tomography, ultrasound and magnetic resonance imaging (MRI). Medical practitioners typically view imaging technologies as elements of a toolkit, each uniquely suited for the diagnosis of a specific problem or problems. The TIP also competes against infrared cameras available in the aftermarket and marketed by several small direct competitors. The Photonic Stimulator, also a non-invasive and painless modality, competes with therapeutic ultrasound, electrical stimulation and newly approved laser light therapy devices.

The recent outbreak of Sudden Acute Respiratory Syndrome (SARS) has provided a new opportunity for employing our Thermal Image Processor as a health screening device at international ports of entry and other public facilities; e.g., train stations and airports. Since the identification of SARS, we have sold cameras for screening use into the People’s Republic of China, we are participating in a Canadian program to evaluate the use of infrared imaging for airport passenger screening and we are exploring other, similar, projects. While these activities appear exciting, we cannot guarantee the adoption of the methods we propose or the selection of our products by customers adopting infrared passenger screening.

The current suggested retail price for the TIP is $55,000. Our average selling price for new equipment during Fiscal 2003 was $43,800 and during 2002 was $41,300. Our average selling price for reconditioned TIP system is $28,000. Although we believe our TIP system competes favorably with aftermarket and other direct offerings in terms of capability and price, we expect TIP system prices to decline over time as a result of increased competition. The current suggested retail price of our Photonic Stimulator is $4,500. Our average selling price during 2003 was $2,130 and $4,366 during 2002. We expect Photonic Stimulator resale prices to remain at its current price level as we continue our efforts to expand unit volume and compete with other light therapy devices as light therapy becomes more accepted.

The principal factors in growing the pain management segment will be increased market adoption of both technologies based on customer referral and testimonials, and published third-party research to build credibility of products and earn expanded indications for use of the devices from the FDA. The adoption of new products may be adversely affected by general economic conditions, changes in insurance coverage offered by private insurers in response to the general economy and new competitive offerings. We cannot guarantee that customers will accept our products, or that we will be able to profitably manufacture and sell these products.

TOC

Pain management product marketing has relied upon trade advertising, word-of-mouth, public relations and media outreach, trade show attendance, direct and channel sales, and educational seminars, where products are demonstrated to groups of potential customers. We hold user group meetings and work with the current customer base to place articles and provide testimonials about how our pain management devices have impacted their practices and improved the condition of challenging patients.

CTI has a direct field and a small inside sales team. To build credibility and to obtain additional market exposure, we have developed relationships with pain management dealers in California, Texas, Florida, New England and Asia who have established relationships and reputations in these markets.

Industrial - Non-Destructive Testing Products

The Turbine Blade Inspection System (“TBIS”) provides customers with an effective, cost-efficient quality assurance tool. Using techniques similar to those employed by our BCS 2100 and the infrared camera used in the BCS 2100 and TIP products, our automated infrared inspection system creates thermal stress by rapidly heating a component, collecting a series of images as the component returns to ambient temperature, and then analyzing these images to determine the presence or absence of characteristics determined to correlate with certain manufacturing and usage-induced defects. The analysis identifies defects, abnormalities and flaws in the test material. This system can identify blockages in cooling holes as small as the diameter of a human hair.

The Company performs services for customers in connection with developing additional hardware, software to expand the type and number of components a customer can test, repairing previously installed equipment, and helping customers solve quality assurance or product design problems.

TBIS base systems are sold in a range between $350,000 and $450,000 and compete with industrial x-ray, ultrasound and other technological approaches. This system provides a safe, effective and hygienic approach to locating product defects, and requires no disposable supplies; i.e., x-ray film. We also market smaller, less expensive systems utilizing our TIP and an alternative thermal stimulus device costing approximately $130,000. We market these products directly to engine and power system manufacturers and other industrial type customers. These products typically have long sales cycles and demand is directly impacted by the economic conditions.

TOC

Patents

As of June 30, 2003, we had the following patents or patent applications pending before the United States Patent and Trademark Office:

•	Patent No. 5,999,842, dated December 7, 1999, acquired by assignment from TRW on a Functional Thermal Imaging Apparatus (our BCS 2100 Patient Positioning Table).
•

Patent No. 6,157,854, dated December 5, 2000, covering techniques designed to reduce or eliminate pain by the application of infrared therapy while monitoring the process as it is being conducted. The techniques involve the use of our Photonic Stimulator to apply infrared energy to a patient while using the Thermal Image Processor to monitor the patient’s response to the therapy.

•

Patent No. 6,366,802, dated April 2, 2002, covering techniques designed to reduce or eliminate pain by the application of infrared therapy while monitoring the process as it is being conducted. The techniques involve the use of our Photonic Stimulator to apply infrared energy to a patient while using the Thermal Image Processor to monitor the patient’s response to the therapy.

•	Patent application (Serial No. 09/425,042, dated October 19, 1999) for an algorithm used to analyze imaging data collected through our BCS 2100.
•

Patent application (Serial No. 10/062,638, dated January 31, 2002) for a turbine component inspection system, emphasizing the system’s integration and ability to deliver precise thermal stimuli independent of the overall inspection cycle.

•

Patent application (Serial No. 10/062,862, dated January 31, 2002) for a heat exchanger for turbine component inspection system covering an improved convective heat exchanger design for use in the turbine component inspection system.

•

Patent application (Serial No. 10/062,631, dated January 31, 2002) for an infrared imaging arrangement for the turbine component inspection system covering the overall fixture and infrared imager arrangement.

•	Patent application (Serial No. 10/006,441, dated November 21, 2001) for software providing operator assistance during the use of an automated infrared inspection system of turbine components.
•

Patent application (Serial No. 10/006,436, dated November 21, 2001) for software performing automated analysis of the thermal response of a turbine component to application of thermal stimuli by an infrared inspection system.

•	Patent application (Serial No. 60/378,764, dated May 7, 2002) for the cold stimulus turbine component inspection system.

We expect to apply for additional patents in the future to cover other technologies or components of our products. We believe these patents and patent applications are valid and enforceable and provide some competitive protection for our products by requiring our competitors to either license intellectual property from the Company, invest in developing an alternative solution that would not infringe upon our patents or contest the validity of our patent in a legal proceeding.

TOC

Source of Supply

Manufacture and assembly of our pain management and thermal imaging devices require standard electronic components, formed or machined metal and plastic parts, wiring harnesses, printed circuit boards and metal cases which are available from any number of suppliers with relatively short lead times. We single-source certain proprietary optical components and cooling equipment; these typically require 12 to 16 week lead times. To date, we have experienced no supply disruptions with these vendors. While there are alternative sources for these products, the loss of one of our current suppliers would require that we invest time developing and certifying a new supplier. Until the new vendor is certified we could experience a disruption in ability to supply TIP systems, which are a component of the BCS 2100 and our industrial products.

Business Strategy and Markets

We believe our products and technologies provide a unique collection of new and cost-effective diagnostic, pain management and product testing solutions for medical and industrial customers. Our target customers are hospital radiology departments, cancer research facilities and imaging centers, chiropractors and physical therapists, and manufacturers of products with complex cast components or processes.

To exploit the BCS 2100 and expand the market for our pain management products, the Company is pursuing FDA approvals and clearances. Our BCS 2100 qualifies as a medical device under federal law because of its intended use in the diagnosis of disease. We are pursuing FDA approval for our BCS 2100 and we believe that this approval will enhance our ability to market our products by: 1) allowing us to reference medical efficacy claims in connection with marketing our BCS 2100; 2) improving physician acceptance of our systems; and 3) facilitating the designation of insurance payment codes. We are in the process of conducting future clinical studies to expand the approved labeling and indications for use for our pain management products. We believe that expanding indications for use will improve physician acceptance of our products and increase pain management product revenues.

Our marketing efforts rely upon building relationships with manufacturers, local medical equipment dealers, physicians and clinical investigators. We established a medical advisory board to assist us in preparing for the FDA panel meeting and to help us devise programs and projects to facilitate acceptance in the market place. We also attend trade shows and conferences and make direct sales calls on industrial customers and sponsor clinics, where we introduce and demonstrate our breast imaging, pain management and non-destructive testing products. We believe marketing our medical products directly and through a dealer channel, augmented with trade shows, conference presentations, direct mail and inside sales, provides a cost-effective approach to diagnostic imaging and pain management practitioners. As of the date of this report, the medical advisory board is dormant, we have discontinued trade show participation and limited our marketing activities to user group meetings with current and potential customers and direct selling; however, if we are successful in securing additional capital, we plan to continue investing resources in these programs.

TOC

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

Our pain management products qualify for insurance reimbursement in most states at rates that vary on a state-by-state basis. Generally insurance providers offer coverage if the state’s workers compensation scheme recommends coverage. Currently only New York, Montana and Minnesota do not recommend coverage for treatments that include infrared imaging or infrared therapy. Average reimbursement for an infrared imaging procedure with our TIP camera, in states offering reimbursement, is $198, with a high of $375 and a low of $96. Average reimbursement for an infrared treatment with the Photonic Stimulator is $12, with a high of $38 and a low of $4 per treatment.

We plan to continue conducting clinical studies utilizing the BCS 2100 with institutions and practitioners to obtain user feedback, test product enhancements, secure technical papers, and for training and educational marketing purposes.Clinical studies are not the same as clinical trials, which we conducted for FDA PMA approval purposes, in that in clinical studies we are able to view the study results during the study and, therefore, cannot use study results as direct evidence in support of our PMA application. During 2002, we entered into a research relationship with McKay-Dee Hospital for a study of up to 70 patients referred for biopsy of a single mass after undergoing conventional diagnostic procedures. We conducted this study to acquire information about the effectiveness of the BCS 2100 for women age 60 and over presenting with a lesion described as a mass. We ended this study during the third quarter of fiscal 2003, without conclusion when it became apparent that the institution did not treat sufficient patients to complete the study in a timely fashion. A separate study at McKay-Dee Hospital involved 125 women to obtain baseline information regarding the characteristic thermal profile associated with normal breast tissue in women 21 and older. We concluded this study during March 2002 and are holding the data for further analysis if we receive FDA approval. We also initiated a study at Massachusetts General Hospital, Harvard Medical School’s largest teaching hospital, for a clinical study involving up to 250 patients referred for biopsy of a single mass after undergoing conventional diagnostic procedures. This study is intended to acquire information to study the effectiveness of the BCS 2100 in women age 60 and under who present with a lesion described as a mass. This study is ongoing. In addition, these studies provide us with an opportunity to evaluate the form and function of the BCS 2100 and develop product enhancements for next generation products. We are currently conducting a study with the Photonic Stimulator, evaluating its effect on neck and shoulder pain. This study is not yet complete. We are not currently conducting clinical studies or trials for our Thermal Image Processor.

The legacy Bales Scientific subsidiary provided industrial test services and has designed and sold industrial test systems to customers who desire to perform their own testing for many years. Our industrial non-destructive testing product focus has been the analysis of turbine blade defects. Turbine blades are very complex cast parts used in aircraft, power generation, pumps and compressors. The TBIS analyzes turbine blades under conditions that mimic the extreme operating environment of a turbine by applying heat and measuring temperature changes as the part cools. We believe that this technology is uniquely capable of testing blades automatically, quickly, inexpensively and without destroying or compromising the blade part. During the third quarter of fiscal 2003, to reduce cash outlays, we relocated this activity to our Ogden, Utah facility and closed the Walnut Creek, California operation.

TOC

The turbine blades tested using CTI’s TBIS include aircraft turbines employed in military aircraft, and electrical power turbines. TBIS sales have long lead times and require significant integration into the customer’s production systems. We address this market with a direct sales person, by attending trade shows and advertising in channel appropriate publications. TBIS sales have been infrequent, are dependent upon the health of the aerospace industry and general economic conditions and there may be relatively few customers for this device.

Although we have scaled back operations and staffing levels to conserve cash as we seek FDA approval, we continue to expend financial and technical resources improving and developing new applications for our medical products. We are continuing to develop enhancements for our existing products to improve their form, function and effectiveness. We are developing improvements for our BCS 2100 to reduce its size and weight and improve operator efficiency and clinical effectiveness. We developed an improved non-destructive TBIS for Pratt and Whitney, but have suspended additional industrial research until we secure additional funding. We have also delayed various small enhancements to our pain management products until future funding is obtained. While we cannot assure the success of any new product or regulatory approval of any proposed indication for use, we believe that improving product features and functions will expand the market for our products and increase revenues.

Segment Sales

We have two business segments medical and industrial. Medical products include the BCS 2100 and our pain management products, the TIP and Photonic Stimulator. Medical products share common infrastructure, sales and regulatory functions. Industrial Products includes our non-destructive testing products and services. The sales for our business units during the last three fiscal years ending June 30 were:

	Percentage		Dollars
Fiscal Year	Medical	Industrial	Medical	Industrial	Total
2003	65%	35%	$ 1,000,000	$ 539,000	$ 1,539,000
2002	85%	15%	750,000	128,000	878,000
2001	84%	16%	566,000	108,000	674,000

In 2003, NanDa Thermal Medical Technology, Inc. (“Nanda”) was our largest medical customer and represents 33% of total sales and 50% of medical sales for the year. Prior to 2003, medical sales were made to numerous customers, none of which was more than 10% of the business unit’s sales. We fulfill our pain management sales as we receive orders and have no backlog.

TOC

Medical sales by geographical location for the last three years ending June 30 were:

	Percentage			Dollars
Fiscal Year	USA	Canada	China	USA	Canada	China	Total
2003	44%	1%	55%	$ 441,000	$ 8,000	$ 551,000	$ 1,000,000
2002	92%	8%	0%	692,000	58,000	--	750,000
2001	90%	10%	0%	507,000	59,000	--	566,000

Alstom Power UK, Ltd (“Alstom”) was our largest and primary industrial customer during fiscal 2001, 2002 and 2003, and provided 94%, 74% and 69% of all industrial sales respectively. During 2003, we recognized revenue of approximately $318,000 from a TBIS we shipped and installed at Alstom’s plant in the United Kingdom during 2002, which we deferred because of customer acceptance test requirements (which we have successfully completed) and multiple elements included in the sale including software and a warranty provision, which requires us to repair and correct all defects in material and workmanship started after the customer acceptance provisions. During fiscal 2003, we shipped a TBIS system to Pratt and Whitney and are in the process of obtaining final customer acceptance. We will recognize this sale as gain on the sale of fixed assets once the customer acceptance provisions have been completed.We also shipped a non-destructive test system to Dresser-Rand Company during the second quarter of fiscal 2003.

Industrial sales for the last three years ending June 30 were:

	Percentage			Dollars
Fiscal Year	Other	Dresser Rand	Alstom	Other	Dresser Rand	Alstom	Total
2003	6%	25%	69%	$ 30,000	$ 135,000	$ 374,000	$ 539,000
2002	26%	0%	74%	33,000	--	95,000	128,000
2001	6%	0%	94%	6,000	--	102,000	108,000

Industrial sales by geographical location for the last three years ending June 30 were:

	Percentage			Dollars
Fiscal Year	USA	UK	Germany	USA	UK	Germany	Total
2003	31%	69%	0%	$ 165,000	$ 374,000	$ --	$ 539,000
2002	16%	74%	10%	20,000	95,000	13,000	128,000
2001	0%	94%	6%	--	102,000	6,000	108,000

We fulfill industrial sales by building equipment to a customer’s order and providing industrial thermal inspection services. We tailor our systems to meet our customers’ needs and requirements because each customer has its own requirements for production equipment and their products are unique.

TBIS sales have a long sales cycle and are dependant upon, among other things, general economic conditions, and specifically the economic condition of the aerospace industry and demand for new or replacement power stations. We cannot guarantee that demand will be sufficient to ensure profitable operation of this business segment.

TOC

Backlog

Unfulfilled orders as of June 30, 2003, 2002 and 2001 are $0, $425,000 and $600,000 respectively. As of June 30, 2003, although we have not recognized the sale of the Pratt and Whitney TBIS, we are not including it in backlog. This order was shipped during Fiscal 2003 and will be recognized as a gain on sale of fixed assets when all of our sales commitments and obligations have been fulfilled. The 2002 backlog represents the Pratt and Whitney TBIS. The June 2001 backlog represents two TBIS ordered by Alstom. We shipped one system during the second quarter of Fiscal 2002, but have not recognized any revenue from that shipment because the terms of the sale did not meet our revenue recognition policy. Rather than purchase a second system, Alstom purchased fixtures and programming services to expand the application of the unit we delivered and cancelled its order for the second system, resulting in a net reduction in backlog of $153,000.

We conduct research and development on medical and industrial products in our own facilities, conduct clinical studies and clinical trials at hospitals; however, we have no company sponsored or customer sponsored third-party or purchased research and development activities.

Our Competition

Medical Imaging. The principal methods used to visualize internal human anatomy are x-ray, computed tomography, ultrasound and magnetic resonance imaging. Physicians view these technologies as elements of a toolkit, each uniquely suited to the diagnosis of a specific problem or problems.

Our BCS 2100 provides physiological information that supplements the anatomical information obtained from mammography and does not compete directly with x-ray, computed tomography, ultrasound or magnetic resonance imaging. Our system is painless, requires no radioactive materials and involves no invasive technology.

Our pain management products compete with ultra-sound, electrical stimulation, newly approved laser light therapy devices and infrared cameras purchased from competitors or in the aftermarket for infrared cameras.

Our industrial applications compete with industrial x-ray, and high pressure water and air techniques; which require skilled labor, are time consuming and may utilize dangerous radiation that requires special facilities. Our system provides additional defect analysis more quickly by using less skilled labor and no special environment; and may replace high pressure water and air or x-ray for certain applications.

The companies that supply diagnostic and industrial imaging equipment range from large manufacturers to smaller specialized companies. Large diversified manufacturers, for which imaging systems define only a portion of their total business, include General Electric, Siemens, Toshiba, Hitachi and Philips.

TOC

New Technologies. Digital x-ray captures images electronically and may provide several important benefits relative to existing technologies: 1) reduced radiation dosage; 2) faster access to images, which is critical for emergency room use; 3) digital technology, which can be distributed and accessed through a computer, enables remote consultation; and 4) reductions in labor and radiographic film costs. Our BCS 2100 does not compete with digital x-ray equipment. In fact, as mammography technology improves more women are referred for biopsies. We believe this will create a greater demand for technologies, like our BCS 2100 that may be able to determine whether a patient’s mass is benign without the use of an invasive surgical procedure.

Positron Emission Tomography (“PET”), an invasive, nuclear medicine-based diagnostic imaging technique for measuring the metabolic activity of human cells, may benefit patients suffering from certain types of cancer or certain conditions affecting the brain and heart. Many insurance carriers approve PET, but the technology is expensive and difficult to administer.

Optical imaging of the breast is based on laser transillumination. This technology is under investigation as a possible approach for medical imaging and at least one potential competitor is attempting to secure FDA approval for their version of this technology. Laser transillumination has been investigated for over 20 years and recent implementations of this technology use computed tomography to improve the results. We believe our BCS 2100 competes favorably with this technology.

Procedures. We view biopsies, either needle aspiration or open surgery, as direct competition for the BCS 2100. We believe that the BCS 2100, if approved by the FDA with the indications for use (“Labeling”) we have requested, will be adjunctive to mammography, and that every patient with an abnormal mammogram indicating a mass, who might be referred to biopsy under current protocols, will be a potential candidate for a BCS 2100 procedure. We believe that, through the product maturation process involving additional product development, we will be able to obtain expanded Labeling and effectively screen all patients referred for biopsy. To successfully market our product, which can occur only if we receive FDA approval, we will have to educate physicians about the BCS 2100 so that they will be able to recommend a BCS 2100 procedure to their patients, persuade hospitals and imaging centers to purchase the equipment and convince insurance carriers to provide reimbursement for the BCS 2100 procedure.

Our Sales and Marketing Strategy

Overview. We plan to market our products with a multi-channel strategy incorporating independent distributors, direct marketing, telemarketing, the internet and corporate marketing. We plan to address the industrial market with a direct sales force augmented by distributors and dealer representatives as appropriate.

Distributors. The Company has retained and will continue to seek the services of distributors. Our distributors usually focus their efforts on a specific channel in a specific region; e.g. chiropractors and physical therapists in Northern California. We believe that distributors provide intimate local market knowledge and contacts critical to accessing hospital imaging facilities, radiologists, chiropractors and physical therapists, and local service capability. Our agreements with these distributors allow the distributor to purchase products at a discount from list price, usually 30%, and provide extended terms for an initial order of demonstration equipment, which we do not recognize as a gain on sale of fixed assets until the distributor actually pays for the equipment. We retain the right to develop and service national accounts in the distributor’s territory, but provide a period of limited exclusivity with regard to the distributors own customers, which can be extended only if the distributor meets certain sales goals. To date, no distributor has met these goals. We also require the distributor to participate with us in certain marketing programs; e.g., user group meetings.

TOC

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

Corporate Marketing. We intend to develop product and company collateral materials, advertise in select trade journals, demonstrate our products and present papers, and research results at conferences and trade shows. We believe that these activities will build corporate and product awareness and support our sales efforts in selected vertical markets.

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

Battelle Memorial Institute assists us in the preparation of regulatory submissions and provides technical consulting services, on a time and materials basis, in connection with algorithm development and statistical consultation for interaction with the FDA.

Quintiles, Inc. is an independent consulting firm, authorized by the FDA to verify clinical examination results, provide clinical trial monitoring and FDA preparation support. Quintiles provides the Company services on a time and materials basis and continues to provide consulting support in connection with securing FDA approval.

TOC

Clinical Trials. We contracted with six hospitals to conduct the clinical trials necessary for FDA approval of the BCS 2100. The Company continues to maintain relationships with these institutions in connection with completion of the PMA:

–            USC/Norris Comprehensive Cancer Center, Los Angeles;
–            Los Angeles County Hospital, Los Angeles;
–            Mt. Sinai Hospital, Miami;
–            St. Agnes Hospital, Baltimore;
–            Lahey Clinic, Boston; and
–            Providence Hospital, Washington, D.C.

Clinical Studies. Clinical studies are clinical research conducted for purposes of developing expanded indications for use, testing product enhancements, identifying potential product issues and obtaining product trial by practitioners and patients. Clinical trials are experiments where patient results are withheld from the Company pursuant to experimental controls designed to ensure scientific accuracy and are conducted in connection with obtaining FDA PMA approval. We have relationships and agreements with two hospitals and plan to secure relationships with additional hospitals, clinics and practitioners, perhaps including the six hospitals previously mentioned in connection with our prior clinical trials, to conduct clinical studies on our BCS 2100 and other products. Clinical study agreements specify the number of patients studied, cost reimbursement, the study investigator, protocol, objectives and estimated time to complete the study. They also require the hospital to maintain professional and general liability insurance and comply with the protocol and all relevant FDA regulations. In some circumstances we may provide for the purchase of the equipment upon study completion. As of June 30, 2003, we had active clinical study relationships with McKay-Dee Hospital located in Ogden, Utah, and Massachusetts General Hospital in Boston, Massachusetts, for clinical studies with our BCS 2100. We are conducting these studies to acquire information about the effectiveness of the BCS 2100 for women presenting with a lesion described as a mass. During fiscal 2003, we terminated the McKay-Dee study because the hospital could not obtain sufficient patients to complete the study in a timely fashion. The Massachusetts General study is ongoing. In addition, we are using a third-party clinical research organization to conduct a study with our Photonic Stimulator to evaluate its effect on neck and shoulder pain after a limited course of treatment. We cannot guarantee customer acceptance, published results, expanded indications for use or the effectiveness of any product enhancement or protocol tested in connection with these efforts. However, we believe these efforts are important and plan to continue this activity. We have no clinical trials pending at this time. Depending on whether we receive FDA approval of our BCS 2100, and perhaps to obtain additional approvals for new indications for use, we may have to conduct additional clinical trials in the future.

We believe our relationships with these organizations and hospitals are good. Battelle continues to provide consultation and statistical analysis on an as needed basis. Quintiles and the hospitals that conducted our clinical trials have completed their work examining patients on the BCS 2100, but may be called upon in connection with FDA audits of clinical cases. While we believe that termination of any of these relationships, and the resultant loss of familiarity and know-how could result in delays in compiling information or preparing data in response to FDA inquiries, we believe that any such loss would not be material.

TOC

Government Regulation

Overview. Our BCS 2100 and pain management devices qualify as medical devices under federal law because they are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease but do not interact chemically with the body. Typically, low risk devices that are classified as Class I or Class II devices and are substantially similar to approved products already on the market obtain FDA clearance by the agency’s pre-market notification known as a 510(k) filing. Our pain management products, the TIP and Photonic Stimulator, have these 510(k) clearances, have been listed with FDA and, accordingly, may be used by practitioners in accordance with the proposed indications and conditions for use without exception, monitoring, further approval, conditions or control, and without reporting obligations to any government entity. Each year more than four thousand new devices are cleared using this approach.

Sophisticated instruments that entail significant risk, or utilize unique or new technology and are classified as Class III devices, require manufacturers to submit a PMA to the FDA. More complex and time consuming to prepare than a 510(k) filing, a PMA typically contains significant clinical testing, manufacturing and other data, all of which are scrutinized by the FDA to demonstrate the product’s safety, reliability and effectiveness, and that proposed indications and conditions for use are appropriate. Typically, less then 40 devices a year are granted PMA approval. Only companies that are registered with the FDA can submit a 510(k) or PMA for clearance or approval from the FDA for either a 510(k) or a PMA. As a registered company, we obtained the necessary clearance from the FDA prior to submitting the PMA.

For the past five years, we have pursued PMA approval for our BCS 2100 as an adjunct diagnostic tool to mammography in patients with suspicious breast lesions that include mass being considered for biopsy. We believe an approved PMA provides valuable benefits that enhance our ability to market the product, including: 1) an ability to reference medical efficacy claims in our marketing; 2) improved physician acceptance of our system; and 3) assistance in obtaining insurance reimbursement codes, which we believe will enhance the successful marketing of the BCS 2100. To date, as described below, we have not obtained FDA approval of our PMA application for the BCS 2100.

The FDA, in addition to clearing and approving medical devices, also regulates clinical trials and studies. Our clinical activities are subject to rules requiring that we adhere to specified clinical and investigational practices and procedures, obtain specified approvals from each study site, monitor clinical sites and data to assure adherence to protocol and report any adverse patient reactions that might occur in connection with our studies. The FDA may conduct an audit of clinical trials in connection with approving a PMA. During September 2002, the FDA conducted such an audit of our clinical trials at our Ogden, Utah, facility and concluded that our clinical trials were conducted in compliance with FDA regulations.

TOC

The FDA also regulates products after they have received approval or clearance. Regulations require that we maintain manufacturing processes in accordance with the FDA’s regulations and prescribed procedures regarding manufacturing processes, including a quality assurance system, document control, Medical Device Reporting relating to adverse events, maintenance of a corrective and preventative action program and appropriate design controls and process validation. The FDA also regulates export and import of any approved or non-approved device. In the event the Company is found out-of-compliance with any of these regulations, the FDA may require that we cease production and marketing until corrective measures have been implemented. The FDA also could require a product recall and could enforce civil and criminal penalties against the Company, its officers and others. Based on FDA actions to date, we believe we are in compliance with all applicable FDA regulations related to the design and manufacture of our products.

We submitted our PMA in five modules. Module 1 provided:

•	An introduction of the use of infrared imaging, its safety and effectiveness;
•	Summary of indications for use of infrared imaging as an adjunct to mammography and clinical examination in the detection of breast cancer;
•	Summary of incidence, diagnosis and prognosis of breast cancer;
•	Description of current modalities for detecting breast cancer;
•	Description of our BCS 2100, including major components and the population for which our device has clinical utility;
•	Description of our clinical trial and the population of the trial; and
•	Statement of marketing of our device for its intended use.

Module 2 provided:

•	A detailed description of our BCS 2100 and its component parts;
•	Detailed discussion of the clinical evaluation system required to analyze and interpret the clinical data obtained through the clinical trial; and
•	Documentation of all software used in our BCS 2100, including software used in the development of our system and the acquisition of data in our clinical trial.

Module 3 provided:

•	Manufacturing information concerning our BCS 2100, including a detailed discussion of the facilities, personnel, equipment and controls used to manufacture our system;
•	Information concerning the distribution and installation of our system; and
•	A description of the procedures and record keeping associated with the manufacture, testing and installation of our device.

Module 4 reiterated certain information and provided additional information regarding:

•	The safety of our system, including all non-clinical testing of the structural and functional components of our device; and
•	The safety of materials used in manufacturing the device.

TOC

Finally, Module 5 was an evaluation of our clinical trials, including the accumulation and analysis of all the clinical trials, efficacy data and an update to our indicated use as follows: “The CTI BCS 2100 is a dynamic computerized infrared-based image acquisition device intended for use as an adjunct mammography in patients with suspicious breast lesions that include mass being considered for biopsy. The CTI BCS 2100 provides additional information to guide a breast biopsy recommendation”.

On December 10, 2002, the FDA’s Radiological Devices Panel, which is composed of independent experts, was convened by the FDA and held a public hearing to evaluate our application in order to make a recommendation to the FDA whether to approve or disapprove the BCS 2100 for its intended uses. The panel, by a vote of 4-3, recommended that the FDA not approve the BCS 2100. On January 23, 2003, the FDA concurred with that recommendation. We have contacted the FDA’s ombudsman and are attempting to negotiate a reversal of the FDA’s decision. We may formally appeal the FDA’s non-approvable decision or avail ourselves of other remedies. As of the date of this document, we do not know whether our negotiations or any appeal we might file will be successful. The FDA could affirm its prior decision, approve our application or approve our application with conditions. Unless and until we receive approval or conditional approval, which could include having to conduct further clinical trials or studies of our clinical trial data, we cannot sell, market or distribute the BCS 2100 for commercial use. The BCS 2100 is also not currently approved for use in any foreign country.

Current Employees

As of June 30, 2002, we had 24 full- and part-time employees: 6 general and administrative, 4 sales and marketing, 8 research, software and engineering, and 6 manufacturing and service. None of our employees are represented by a union and we consider our employee relations to be good.

RISK FACTORS

Investment in shares of our common stock is subject to a number of risk factors that, if realized or come to fruition, may adversely affect the Company’s profitability and the value of these shares while held by our shareholders.

Failure to raise additional capital could cause us to severely curtail operations and adversely affect shareholder value.

For the year ended June 30, 2003 and 2002, our auditors issued a going concern qualification to their audit report. This means that, based on our expected cash flow from operations and our existing current assets, our auditors believe that we will not be able to sustain operations in their current form through the next 12 months. Until our operating results improve, we will have to rely on outside financing to fund our business operations and satisfy our liabilities. We intend to use a combination of equity and debt securities and instruments in order to secure additional funding. The sale of equity securities could dilute our existing shareholders, and borrowings from third parties could result in assets being pledged as collateral and loan terms that could restrict our operations. There is no assurance that capital will be available from any source or, if available, upon acceptable terms and conditions. The convertible debenture agreement with Beach Boulevard does not prohibit short selling, does not provide for a minimum price for our stock and does not require that Beach Boulevard retain ownership of any shares issued (except pursuant to federal securities law). Therefore, equity securities issued to repay Beach Boulevard could be resold by Beach Boulevard and thereby create downward pressure on the price of our common stock. As of June 30, 2003, we owed Beach Boulevard approximately $157 thousand. As of July 2003, we have repaid our obligation to Beach Boulevard by issuing approximately 200,000 shares of common stock. If our losses continue and we are unable to obtain additional third-party financing or proceeds from the sale of certain of our assets, we will have to materially reduce or terminate some or all of our operations, which could adversely affect us and our shareholders. Since June 30, 2002, we have actively sought to obtain funding from external sources and, except for limited circumstances we have not been successful in obtaining capital necessary to continue operations throughout the next fiscal year.

TOC

The failure to obtain FDA approval of our BCS 2100 would have a material adverse impact on the Company.

On January 23, 2003, the FDA concurred with the recommendation of the Radiological Devices Advisory Panel to not approve our PMA application. We have contacted the FDA’s ombudsman and are attempting to negotiate a reversal of the FDA’s decision. We may formally appeal the FDA’s non-approvable decision or avail ourselves of other remedies. As of the date of this document, we do not know whether our negotiations or any appeal we might file will be successful. There is no assurance that we will receive FDA approval. Failure to secure FDA approval would materially reduce or eliminate the market for our BCS 2100 and would have a material adverse effect on the business.

We are involved in substantial shareholder litigation, which may have an adverse impact on us and our shareholders.

In 2002, five different lawsuits were filed against us in the United States District Court in Oregon. Each suit, which was consolidated into a single suit during September 2002, alleges in substance that the Company violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and accompanying regulations and relevant case law by misleading shareholders regarding such things as FDA approval and other matters, which the plaintiffs believe caused significant damage to the shareholders holding shares of our common stock at the time of these alleged misrepresentations and omissions. The plaintiffs have not specified their damages. On April 17, 2003, this litigation was dismissed without prejudice by the United States District Court. In a written opinion, the U.S. District Judge concluded that the statements made by the Company, that plaintiff’s alleged were misleading to investors, were either not material, not misleading, or not plead by plaintiffs with sufficient particularity to constitute a claim. The Court gave the plaintiffs until May 8, 2003 to replead three of the nine claims. On May 8, 2003, the plaintiffs informed Company counsel that they would not replead any claims. Instead, plaintiffs expressed their intention to style=' margin-bottom:0pt; margin-top:8pt;'>appeal the court’s ruling following entry of the court’s dismissal order. That order was filed May 13, 2003, and the plaintiffs had 30 days to file their notice of appeal. On May 22, 2003, the plaintiffs filed for appeal and on September 3, 2003 the plaintiffs filed their memorandum in support of their appeal. We have thirty days to respond. We do not expect to receive a decision from the appellate court for at least one year.

TOC

We believe the allegations are without merit and intend to defend them vigorously. Defending these lawsuits will require additional legal expenses to defend, may make fundraising more difficult if not impossible and will distract certain members of management from day-to-day operations.

Moreover, our insurance carrier has previously denied coverage for the plaintiffs’ claims and, accordingly, has indicated it will not cover the costs of defending the claims and will not pay any resulting damages we may suffer if the plaintiffs are successful. We have retained insurance counsel to advise us in this matter, which is in its early stages.

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

Ongoing Investigations by the SEC and U.S. Attorney are causing us to incur significant legal expenses, which if they continue, could adversely affect our working capital and shareholder value.

Both the Securities and Exchange Commission (“SEC”) and the U.S. Attorney’s Office for the Southern District of New York (“Attorney’s Office”) are conducting investigations involving possible violations of proscriptions on insider trading by our Chairman and Chief Executive Officer. While the Company is not a target of the investigations, the Company is incurring substantial legal expenses in responding to requests for information and documents from the SEC and Attorney’s Office, preparing for and attending depositions by the Company’s officers, conducting investigations of our own affairs, and advancing legal fee on behalf of officers who are or may be entitled to indemnification in connection with the se investigations. To date, in compliance with these requests, we have incurred expenses of approximately $650,000. The expenses we have incurred to date have substantially and adversely affected our working capital. As of the date of this document, the investigations are ongoing; and the expenses we may incur in the future could substantially and adversely affect our working capital, distract management from day-to-day operations and retard capital formation, which may result in us having to materially reduce or terminate our operations.

We have limited revenues from operations and may never have substantial revenue from operations.

With limited exceptions, our products have not been used in commercial applications and there is no assurance that the market will accept our products in sufficient volume to assure profitability. From inception on June 10, 1987 to June 30, 2003, we have recorded $3.4 million in revenue, $2.6 million from the sale of medical products and $800,000 from the sale of industrial products and test services. We have also recorded $93.7 million in operating expenses, resulting in aggregate accumulated operating losses as of June 30, 2003 of $92.8 million. We recorded revenues of approximately $1.5 million, $900,000 and $700,000 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively. Failure to generate a profit could adversely affect shareholder value.

TOC

Failure to obtain insurance reimbursement codes for our BCS 2100 may make the BCS 2100 unmarketable, thereby adversely affecting shareholder value.

Most healthcare providers, insurance companies and other third-party payers will not use or pay for the use of a medical device or a procedure unless it is has an accompanying reimbursement code. In December 2001, we applied to the American Medical Association for an Emerging Technology Code, which is the first step in obtaining Medicare, Medicaid and private insurance reimbursement for procedures performed using our BCS 2100. Our application will not be acted upon unless and until we receive FDA approval for the BCS 2100. There can be no assurance that we will receive these codes, that Medicare, Medicaid or private insurers will provide reimbursement under these codes, or that our customers will find the reimbursements sufficient to warrant the use of our BCS 2100. If our customers cannot obtain adequate insurance reimbursement for their services, the market for our BCS 2100 would be reduced and this would have a material adverse effect on us and our shareholders.

We expect to continue to incur losses, deficits, and deficiencies in liquidity that could impair our ability to grow.

We must develop clinical applications, obtain regulatory approvals, market our BCS 2100 and develop further applications and markets for our other products in order to become profitable. There is no assurance that we will be able to accomplish these objectives. We have incurred substantial losses in the past and expect to continue to incur losses, deficits and deficiencies in liquidity due to the significant costs associated with the continuing development and commercialization of our products. Such losses and deficiencies could have a material adverse impact on us and our shareholders. From June 10, 1987 until June 30, 2003, we incurred accumulated losses of $94.2 million. We recorded accumulated losses of $11.7, $21.7 and $26.1 million for the fiscal years ended June 2003, 2002 and 2001 respectively.

We may sell assets or reduce activities to fund operations, which could adversely affect shareholder value.

If we are unable to secure adequate capital through the sales of securities, or as part of a funding arrangement, we may continue to seek raising capital by selling all or part of our intellectual property and know-how, enter into license agreements for all or part of our intellectual property rights (which might include manufacturing licenses) to third parties for certain territories or business segments, terminate operations in any of our business segments to reduce expenditures, or reduce our operations in any or all of our business segments to preserve the business until funding is available. There can be no guarantee that we will be successful in these efforts. If we are not successful, we may have to severely reduce or terminate all or some of our operations, either of which could severely reduce or completely eliminate any shareholder value.

TOC

The recent volatility in the market price of our shares could continue and adversely affect shareholder value.

The market price of our stock may continue to experience wide fluctuations, as it has in the recent past, which could be unrelated to our financial and operating results. Such volatility could result in a material loss in the value of an investment in our shares. Our stock price fluctuated between $4.97 and $1.44 during the year ended June 30, 2001, fluctuated between $4.05 and $.56 during the year ended June 30, 2002 and fluctuated between $1.29 and $0.09 during the year ended June 30, 2003. The price at which our common stock trades has been and will likely continue to be highly volatile and fluctuate substantially due to factors such as the following:

•	General market conditions;
•	Changes in or failure to meet investors’ expectations;
•	Concerns related to liquidity or cash balances;
•	Actual or anticipated fluctuations in our operating results;
•	Ability to meet announced or anticipated profitability goals;
•	Developments with respect to intellectual property rights; and
•	Announcements of technological innovations or the introduction of new products or services by us or our competitors;

We could issue preferred stock and this could harm your interests.

We have authorized 3 million shares of preferred stock, par value $5.00 per share, none of which are outstanding. The preferred stock, if issued, could have preferential voting, dividend and liquidation rights which could adversely affect the rights of our common shareholders. Our authority to issue preferred stock without shareholder approval could discourage potential takeover attempts and could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making such attempts more difficult and costly. The inability of a third party to enter into such a transaction may reduce the value of our shares. In connection with our efforts to raise capital, we could sell preferred stock to an investor. While we cannot quantify the impact at this time from any such issuance, this stock could offer conversion, dividend or other rights that could significantly dilute current shareholders of our common stock.

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

TOC

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

ITEM 2.      PROPERTIES

We lease facilities under various operating leases requiring fixed monthly payments, adjusted periodically over their term as follows:

Lake Oswego, Oregon Lease Agreement. Until March 1, 2003, we leased approximately 7,388 square feet of executive office space through August 14, 2006 with respect to 2,088 square feet and August 15, 2005 with respect to the remaining 5,300 square feet. Pursuant to the agreement, monthly lease payments were $15,700, plus operating expenses and property taxes. This space was used as our headquarters and housed our administrative, financial, executive, and marketing employees.  On March 1, 2003, as part of our general reduction in our operating expenses, we vacated these premises and moved into approximately 1,800 square feet of executive office space. The lease for that space is through June 2003 and thereafter runs on a month-to-month basis at $2,100 per month. The landlord for the space we vacated has filed a lawsuit against us for the remaining rent owed under that lease. See “Legal Proceedings.” On July 31, 2003 we consolidated our Oregon Office into the Ogden Utah office.

Ogden, Utah Lease Agreement. We lease approximately 7,660 square feet of manufacturing space in Ogden, Utah, through June 30, 2003. Monthly payments under the lease are $6,361. Our corporate, manufacturing, regulatory, quality assurance and clinical development departments use this space. We intend to continue consolidated operations in this facility and may, pursuant to the lease, continue occupying the space on a month-to-month basis for 110% of current monthly rents.

We believe that our offices are adequate for our present needs and that suitable space will be available for our future needs.

TOC

ITEM 3.       LEGAL PROCEEDINGS

Shareholder Securities Litigation

See the description above in “Risk Factors.”

Salah Al-Hasawi Advisory Services Claim

On March 29, 2000, Salah Al-Hasawi (“Plaintiff”), a citizen and resident of Kuwait, filed an action in the United States District Court for the Southern District of New York, against us and our former Chief Executive Officer, alleging violations under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, for commissions allegedly due to Plaintiff in connection with the private placement of our securities. Shortly thereafter, the Plaintiff’s lawsuit was dismissed without prejudice and on April 12, 2000 the Plaintiff filed a similar complaint in the United States District Court for the District of Utah. Plaintiff seeks specified damages of $15.5 million, attorney fees and unspecified damages pursuant to five separate causes of action including breach of contract, fraud and unjust enrichment.

We have denied all of Plaintiff’s claims and have affirmatively alleged that all amounts due have been paid in full. We are currently engaged in discovery and no trial date has yet been set.

SEC and Department of Justice Investigations

In December 2002, the Company was requested to provide certain documents to the U.S. Securities and Exchange Commission and the U.S. Attorney for the Southern District of New York in connection with possible violations of the insider trading prohibitions found in the federal securities laws by our Chairman and Chief Executive Officer. To date, we have incurred approximately $650,000 in legal costs in complying with these requests. The Company also may be required to indemnify its officers and directors in connection with fees incurred in connection with these investigations. For the year ended June 30, 2003 and 2004, such indemnification obligations have totaled approximately $131,000 and $24,000 respectively.

St. Paul Properties, Inc. vs. Computerized Thermal Imaging, Inc.

On April 11, 2003, St. Paul Properties, Inc. (the “Landlord”) filed suit against us in the Circuit Court for Clackamas County. The Landlord alleges that we have breached our prior corporate office lease by failing to pay the rent specified under the lease. The Landlord seeks damages of approximately $667,000 plus interest and attorneys and other fees. The Company has filed an answer and affirmative defenses alleging that St. Paul Properties failed to use reasonable efforts to mitigate its damages. In addition, we are aware that much of the vacant space has been relet to a third party tenant, substantially reducing the damage claim. The Company has offered the sum of $40,000 to settle the matter. That offer was rejected by the landlord, with no counter offer made by the landlord. The Company intends to continue efforts to settle the matter.

TOC

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fiscal year ended June 30, 2003.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the American Stock Exchange under the symbol “CIO.”

Price Range of Our Common Stock

The following table summarizes the quarterly low and high bid prices per share for our common stock. The bid prices reflect inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

Year Ended June 30, 2001	Low	High

First Quarter	$4.81	$4.97
Second Quarter	$1.44	$1.63
Third Quarter	$2.28	$2.47
Fourth Quarter	$2.77	$4.95

Year Ended June 30, 2002

First Quarter	$1.85	$4.05
Second Quarter	$1.28	$2.40
Third Quarter	$0.82	$1.62
Fourth Quarter	$0.56	$1.10

Year Ended June 30, 2003

First Quarter	$0.54	$0.95
Second Quarter	$0.18	$1.29
Third Quarter	$0.09	$0.21
Fourth Quarter	$0.10	$0.76

On September 1, 2003, the closing price of our common stock as reported on the American Stock Exchange was $0.37 per share. On September 1, 2003, we had approximately 21,000 beneficial shareholders of our common stock and approximately 113 million shares of our common stock outstanding.

TOC

ITEM 6.       SELECTED FINANCIAL DATA

The selected consolidated financial data presented below are for each fiscal year in the five-year period ended June 30, 2003. This data is derived from, and qualified by reference to, CTI’s audited consolidated financial statements and notes thereto. We are considered a development stage enterprise as described in Note 1 to the Consolidated Financial Statements.

Description	2003	2002	2001	2000	1999
Product revenues	$1,442,976	$749,862	$565,576	$318,074	—
Service revenues	96,500	128,067	108,206	11,209	—
Total Revenues	1,539,476	877,929	673,782	329,283	—
Cost of product revenues	(1,314,313)	(581,711)	(381,285)	(175,683)
Cost of service revenues	(9,954))	(27,448)	(37,872)	(1,253)	—
Total cost of revenues	(1,324,267)	(609,159)	(419,157)	(176,936)	—
Gross margin	215,209	268,770	254,625	152,347	—
Operating expenses
Operating, general & administrative	2,918,949	1,356,017	11,345,164	2,861,414	$2,576,169
Litigation Settlement	—	1,600,000	—	583,054	—
Research & development	3,765,279	6,141,190	8,702,618	5,114,518	1,837,182
Marketing	1,491,796	2,992,654	3,101,095	674,514	—
Depreciation & amortization	439,780	1,600,015	2,258,445	616,205	50,393
Impairment loss	711,194	8,717,149	2,893,849	—	—
Total operating expenses	9,326,998	22,407,025	28,301,171	9,849,705	4,463,744
Operating loss	(9,111,789)	(22,138,255)	(28,046,546)	(9,697,358)	(4,463,744)
Other income (expense) net	(2,626,439)	434,924	1,933,962	804,203	(562,097)
Extinguishment of debt
Net Loss	$(11,738,228)	$(21,703,331)	$(26,112,584)	$(8,893,155)	$(5,025,841)
Basic and diluted loss per common share	$(0.13)	$(0.26)	$(0.32)	$(0.13)	$(0.09)
Cash, cash equivalents, and marketable securities	$454,387	$8,939,765	$18,880,350	$35,032,166	$137,162
Total assets	1,821,678	12,541,124	31,843,009	51,462,670	375,805
Accumulated deficit	(94,433,788))	(82,695,560)	(60,913,229)	(34,601,965)	(25,708,810)
Total equity	$(283,355)	$6,046,064	$29,184,680	$48,284,845	$(159,709)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements Concerning Our Business

The following discussion should be read in conjunction with the Consolidated Financial Statements, the Notes thereto and the other information included in this Report. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. When used in this document, the words “expects,” “anticipates,” “intends,” “plans,” “may,” “believes,” “seeks,” “estimates,” and similar expressions generally identify forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. For a more detailed discussion of these and other business risks, see “Risk Factors.”

TOC

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

Our current products are the BCS 2100, Photonic Stimulator, TIP, and our TBIS. We market our products with an internal sales force and through independent distributors. To date, revenues have been generated from the sale of our Photonic Stimulator, TIP, TBIS and services provided in connection with our TBIS.

Critical Accounting Policies

The preparation of financial statements requires the Company to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgment involved and its potential impact on the Company’s reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period, and would materially impact the Company’s financial condition, changes in financial condition or results of operations. The Company’s significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements; critical estimates inherent in these accounting policies are discussed in the following paragraphs. The Company’s management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Company’s Board of Directors.

Revenue Recognition—Although we believe revenues recognized to date have been immaterial to our financial statements, we also believe revenue recognition is a significant business process that requires management to make estimates and assumptions. We recognize revenue from product sales after shipment when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations remain, the price or fee is fixed or determinable, and collectibility is probable. If these conditions are not met, revenue is deferred until such obligations and conditions are fulfilled.

Our standard domestic terms for our medical products to end-user customers are net 30 days and our standard international terms for our medical products are cash or a letter of credit before shipment. On occasion, we offer extended payment terms beyond our normal business practices, usually in connection with providing an initial order of demonstration equipment to a new domestic distributor. We consider fees on these extended terms agreements to not be fixed and collectibility to be less than probable. Accordingly, we defer the revenue until receipt of payment. We sell separate extended warranty contracts for our TIP and Photonic Stimulator and recognize revenue from those arrangements ratably over the contract life. The Company does not offer rights or return privileges in sales agreements.

TOC

Industrial sales are made pursuant to individually negotiated commercial contracts which specify payment terms that have ranged from 60 to 90 days from shipment or service completion. With industrial products, even if delivery and payment have occurred, we may retain a significant ongoing obligation under a sales arrangement for the delivery of components or customized software and customer testing, and we defer recognizing revenue until all the multiple elements of the sale are completed

Inventory Valuation—The Company values its inventory at lower of cost or market. Inventory values are determined using standard purchase quantities and prices agreed with our vendors. If purchase costs decrease, any difference is recorded to cost of revenues and the carrying value of inventory is reduced. The Company has not experienced significant material cost increases for any production part.

Inventory Reserves—The Company reserves for excess and obsolete inventory by comparing inventory on hand to estimated consumption during the next 12 months. Consumption is estimated by annualizing trailing three or six month trailing sales volumes, adjusting those volumes for known activities and trends and then comparing forecast consumption to quantity on hand. Any difference between inventory on hand greater and estimated consumption is recorded to cost of revenues and an excess and obsolete reserve which is included as an element of net inventory reported on our Balance Sheet. Amounts charged into the inventory reserves are not reversed to income until the reserved inventory is sold or otherwise disposed.

Impairment of Long-Lived Assets—The Company follows the provisions of the Financial Accounting Standards Board (“FASB”) SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires that if the sum of the future undiscounted cash flows expected to result from the assets is less than the carrying value of the assets, then the asset is not recoverable and the company must recognize an impairment. The amount of impairment to be recognized is the excess of the carrying value of the assets over the fair value of those assets and is recorded as a component of impairment loss on our consolidated statement of operations. In estimating impairments, management makes assumptions about future cash flows, the likelihood of those cash flows occurring and fair values of the related assets based on estimates that may differ from actual results.

Stock-Based Compensation—The Company measures compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an interpretation of Accounting Principles Board (APB) Opinion No. 25 (“FIN 44”).

Pursuant to the prescribed guidelines, the Company has recorded adjustments (see Stock-Based Compensation in Management’s Discussion and Analysis) from changing the exercise price of employee stock options, extending the exercise period of employee stock options, issuing stock options at a strike price lower than the then Company stock price and from issuing stock to directors or stock to an employee.

TOC

During 2001, we modified the price of some executives and managers’ stock options in connection with concluding severance agreements or to align the interests of executives, managers and shareholders. As a result, these options became subject to variable accounting. Variable accounting requires the Company to adjust compensation expense for the increases or decreases in the intrinsic value of the modified awards in subsequent periods until the award is exercised, is forfeited, or expires unexercised.

The Company follows SFAS 123, Accounting for Stock-Based Compensation, for non-employee stock options and warrants granted. Values have been estimated at the date of grant and beginning of the period respectively, using a Black-Scholes security pricing model. In determining values under the Black-Scholes pricing model, the Company makes estimates and assumptions regarding the Company’s volatility, risk-free lending rate and the expected life of the security, which materially impact the security’s value.

The board of directors authorizes all stock option and warrant grants, and must approve any changes to option or warrant terms.

TOC

Results of Operation

Fiscal Years Ended June 30, 2003 and 2002

Revenue

Total revenues for the fiscal year ended June 30, 2003, were $1.539 million compared to $ 878 thousand for the fiscal year ended June 30, 2002, an increase of $661 thousand, or 75.28%. Revenues for 2003 include $420 thousand in deferred revenues for products shipped during the year ended June 30, 2002.

Our medical segment revenues were $1.0 million and $750 thousand for the fiscal years 2003 and 2002, respectively. The $250 thousand, or 33% increase, results from increased shipments of TIP units and Photonic Stimulators (“PS”). The price of TIP units sold increased 6% and the quantity of units sold increased 138% during the fiscal year 2003. The price of PS units sold decreased 51% while the quantity of units sold increased 150% during 2003.

Industrial segment revenues, primarily from the recognition of a deferred sale of a TBIS to Alstom, were $539 thousand and $128 thousand for the fiscal years ended June 30, 2003 and 2002, respectively. We shipped a TBIS to Alstom during the second quarter of 2002; however, due to existing commitments and obligations requiring us to repair and correct all defects in material, workmanship including software updates for a one-year period subsequent to customer acceptance requirements, we deferred the revenue until we fulfilled our outstanding obligations regarding this sale.

As of June 30, 2003, we do not have a backlog of industrial orders for our TBIS and industrial products compared to a backlog of approximately $425 thousand in industrial backlog as of June 30, 2002. We have no backlog for pain management products, which are shipped immediately upon receipt of an order. Reported backlog represents the actual value of purchase orders issued to the Company for delivery of goods in the future. In our relatively short sales history, backorder cancellations are approximately 15% of total backorders recorded principally because one customer, Alstom, elected to purchase accessories and additional testing software for the first unit shipped, rather than purchase a second unit.

Expenses

Gross Margins and Cost of Revenues. Total gross margin for 2003 were approximately $215 thousand compared to $269 thousand for 2002, a decrease of 20%. This decrease is primarily attributable to an inventory reserve adjustments for excess and obsolete inventory of $394 thousand offset by increased sales in medical and industrial products. Total cost of goods sold for 2003 were $1.3 million compared to $609 thousand in 2002.

Gross margins for our medical products segment were approximately ($40 thousand) and $168 thousand for 2003 and 2002, respectively. Although medical sales were up 33% compared to 2002, gross margin decreased (124%). This decrease was due primarily to an increase in the inventory reserve of $394 thousand, which we incurred during the third quarter of 2003 due to our estimates and projections of future sales compared to quantities on hand at the time. This decrease was partially offset by increased sales volume. Our medical segment costs of revenues were approximately $1.040 million in 2003 and $582 thousand in 2002.

TOC

We do not believe gross margins for the year ended June 30, 2003, are indicative of gross margins for future periods. We expect that unit prices for our TIP products will decline as a prerequisite to increasing unit volumes and as a result of competition. We expect prices to decline faster than we are able to reduce manufacturing costs; therefore, our gross margins as a percent of sales for our pain management products excluding impairments will most likely decline. However, if we are able to gain market acceptance and increase volume, total gross margin dollars may improve. Demand for our pain management products and resulting revenues and gross margins are dependant upon general economic conditions, insurance reimbursements, insurance coverage offered by medical plans and our ability to aggressively market and promote our products.

Gross margins and cost of revenues as a percentage of sales are:

	Medical Sales 2003	Percent of Sales	Sales 2002	Yearly Percent of Sales	Increase (Decrease)	Percent Change
Revenues	$999,576	100%	$749,862	100%	$249,714	33%
Cost of revenues	(1,040,512)	(104%)	(581,711)	(78%)	(458,801)	(79%)
Gross margins	$(40,936)	(4%)	$168,151	22%	$(209,087)	(124%)

Gross margins for the industrial segment were $255 thousand and $101 thousand for 2003 and 2002, respectively, an increase of $154 thousand, or 152%, while cost of revenues were $284 thousand and $27 thousand for the same periods, an increase of $257 thousand, or 952%. The increase in the gross margin was primarily attributable to the recognition of the Alstom TBIS that we shipped in the second quarter of 2002.

Industrial gross margins are unpredictable because of the custom content of each unit, the relatively poor condition of the power turbine and aerospace industries and general economic conditions. In April 2003, we consolidated our Walnut Creek, California operation into our Ogden, Utah facility to decrease operating expenses.

Operating General and Administrative. Operating general and administrative expenses for the year ended June 30, 2003 were $2.919 million compared to $1.356 million for the year ended June 30, 2002. Excluding a stock-based compensation expense of $7 thousand in 2003 and a benefit or recovery of $2.914 million during the year ended June 30, 2002, resulting from variable accounting for certain employee stock options operating general and administrative expenses decreased by $1.358 million or 32%. If we can obtain FDA approval or funding to facilitate the steps suggested by the FDA, our expense level will increase in connection with hiring the people needed to build the administrative infrastructure required to manufacture and market our BCS 2100. Operating general and administrative expenses, excluding stock based compensation, are:

TOC

	June 30,
	2003	2002
Operating general and administrative expense exclusive of stock-based compensation	$2,912	$4,270
Stock-based compensation (recovery) expense
Variable option accounting	7	(2,914)
Operating general and administrative expense	$2,919	$1,356

In 2003, operating general and administrative expenses contain a $7 thousand deferred compensation expense related to repricing stock options at a price below the fair value on the date of modification. In 2002, the operating general and administrative stock-based compensation adjustments contain a net benefit, or expense recovery, of approximately $2.914 million due to the decrease in the Company’s stock price during the year (see Stock-based Compensation below for a more detailed description).

Operating general and administrative expenses decreased from 2003 to 2002, excluding stock-based compensation, were primarily attributable to: 1) a $626 thousand decrease in wages and related expenses; 2) a $156 thousand decrease in professional services expense excluding legal expenses; 3) a $162 thousand decrease in overhead expenses, primarily insurance and rent; 4) a $13 thousand decrease in temporary services; 5) a $529 thousand decrease in other expenses, which includes travel, equipment, supplies, bad debt recoveries, and miscellaneous accrued expenses. The decreases were partially offset by increases in expenses attributable to: 6) a $90 thousand increase in legal expenses, and 8) a $38 thousand increase to stockholder services.

The decrease in wages is primarily due to a material decrease in the number of administrative employees and salary reductions. Professional services decreased primarily due to decreasing the number of service providers and the activities performed. Overhead and other expenses decreased primarily due to our efforts to consolidate offices, terminate services and reduce travel expenses along with other general cost containment efforts. Legal expenses increased during 2003 due to a request by the U.S. Securities and Exchange Commission and the U.S. Attorney for the Southern District of New York to provide certain documents in connection with possible violations of the insider trading prohibitions found in the federal securities laws. To date, we have incurred approximately $650 thousand in legal costs in complying with these requests and in conducting related internal investigations. The Company also may be required to indemnify its officers and directors in connection with fees incurred in connection with these investigations. For the year ended June 30, 2004, such indemnification obligations have totaled approximately $24,000. If we can obtain FDA approval or funding to facilitate the steps suggested by the FDA, our expense level for general and administrative expenses will increase as we add people and build infrastructure to bring the BCS 2100 to market. Our legal expenses will be determined in large part by our ability to obtain insurance coverage for the shareholder securities litigation, our success in defending that litigation and obtaining insurance coverage, the cost of complying with the SEC and US Attorney investigations, the cost of preparing and filing any securities registrations, and our ability to avoid additional significant litigation.

TOC

Operating general and administrative expenses are allocated to segments using budgeted levels of various activities; e.g., headcount, square feet occupied and fixed assets. Comparative expenses allocated to these segments were affected by the factors discussed above.

Research and Development. Research and development expenses for the year ended June 30, 2003, were $3.765 million compared to $6.141 million for 2002. Excluding a stock-based compensation benefit resulting from variable accounting for certain employee stock options of $209 thousand during the year ended June 30, 2002, research and development expenses decreased by $2.585 million, or 41%.

The stock-based compensation adjustment recorded as research and development expense during 2002 contains a benefit or recapture to expense of approximately $209 thousand due to the decrease in Company’s stock price during the fiscal year related to repricing company executive stock options in 2001 (see Stock-based Compensation below for a more detailed description). Excluding stock-based compensation, research and development expenses are:

	June 30,
	2003	2002
Research and development expenses exclusive of stock-based compensation	$3,765	$6,350
Stock-based compensation (recovery) expense
Variable option accounting	—	(209)
Research and development expenses	$3,765	$6,141

           Excluding stock-based compensation, the decrease in research and development expense was primarily a result of: 1) $1.228 million decrease in wages and related expenses; 2) $325 thousand decrease in consulting services associated with the development of our BCS 2100 and FDA PMA application; 3) $165 thousand decrease in clinical trial expenses; 4) a $470 thousand decrease in engineering costs associated with product design, developments and enhancements; 5) a $73 thousand decrease in staffing services; 6) a $170 decrease in overhead, primarily rents and insurance; 7) a $188 thousand decrease in other costs, primarily travel, supplies and miscellaneous costs; and 8) a $32 thousand decrease to benefits. This reduction in expenses was partially offset by: 9) a $66 thousand increase in patent protection expenses.

The decrease of research and development expenses overall primarily relates to our efforts to increase cash flow and decrease in costs. We have significantly reduced our medical and industrial research and development personnel and have scaled back capital intensive projects. Our remaining research and development personnel now devote more time and attention to replying to technical questions from FDA regarding our PMA and refining existing products.

TOC

Research and development spending is highly dependant upon our ability to secure FDA approval, and any conditions that might be attached to that approval. If we are unable to obtain FDA approval through negotiation or the FDA appeal process, the FDA’s non-approvable letter dated January 2003, describes additional steps to obtain approval including more clinical trials and further research. However, we cannot guarantee whether or when our negotiations or appeal with the FDA might be concluded, the outcome of those negotiations or appeal or the outcome of new clinical trial and research.

Medical research and development expenses were approximately $3.047 million and $5.089 million for 2003 and 2002, respectively. Excluding stock-based compensation, as discussed above, research and development expenses decreased approximately $2.251 million, or 42%. This decrease in research and development expenses from 2002 to 2003 is attributable to our cost reduction and consolidation efforts discussed above. If we can obtain FDA approval or FDA approval with modest conditions, research and development expenses will remain approximately constant. However, if we are unable to obtain FDA approval, or if the FDA approval contains significant conditions, and we can obtain funding to facilitate the steps suggested by the FDA, research and development expenses will increase to conduct more clinical trials and further research into the BSC 2100.

Industrial research and development expenses were approximately $718 thousand and $1.052 million for the fiscal years 2003 and 2002, respectively. This decrease in research and development expense is attributable consolidating the Walnut Creek office into our Ogden Utah office, materially decreasing industrial research and development personnel and suspending research and development activities. We are still providing industrial services and products, but at a much lower level. We will adjust our industrial research and development expenses based upon our perception of the condition of the aerospace and commercial power generation markets and our existing customers’ requirements. If we can obtain sufficient additional funding and the market conditions warrant industrial expansion, we will consider expanding our industrial capability.

For the year ended June 30, 2003 and all prior periods, we expensed all costs associated with process and systems development, including software code development, computer hardware and software purchases, and expenses related to the development of our BCS 2100.

Marketing. Marketing expenses for the year ended June 30, 2003, were $1.492 million compared to $2.993 million for the year ended June 30, 2002. Excluding a stock-based compensation recovery resulting from variable accounting for certain employee stock options of $378 thousand during the year ended June 30, 2002, marketing expenses decreased by $1.879 million, or 56%.

The stock-based compensation adjustment recorded as marketing expense during 2002 contains a recovery of expense of approximately $378 thousand due to the decrease in the Company’s stock price during the fiscal year related to repricing executive stock options in 2001 (see Stock-based Compensation below for a more detailed description). Excluding stock-based compensation, marketing expenses are:

TOC

	June 30,
	2003	2002
Marketing expenses exclusive of stock-based compensation	$1,492	$3,371

Stock-based compensation (recovery) expense
Variable option accounting	—	(378)
Marketing expenses	$1,492	$2,993

Marketing expense decreases, excluding stock-based compensation, were primarily a result of: 1) $366 thousand decrease in wages and related expenses from a material reduction in the number of sales and marketing employees; 2) $1.261 million decrease in marketing and tradeshows to develop a market for our products; 3) $53 thousand decrease in overhead expenses—principally, insurance, utilities, postage and miscellaneous expenses; and 4) $199 thousand decrease in other expenses, primarily, travel, equipment, supplies, and miscellaneous expenses.

Marketing expenses decreased primarily due to our efforts to reduce marketing activities including tradeshows and sales and marketing personnel. Subsequent to June 30, 2003, we consolidated our Portland, Oregon office to the Ogden, Utah facility. As a result of these significant reductions in workforce and curtailed marketing efforts since June 30, 2002, we expect these expenses to decline slightly for fiscal 2004. However, if we can obtain FDA approval for our BCS 2100, we expect our marketing expenses to increase significantly as we increase our sales force and commence actively marketing the BCS 2100.

Marketing expenses are allocated to segments using budgeted levels of various activities, e.g., headcount, square feet occupied and fixed assets. Comparative expenses allocated to these segments were affected by the factors discussed above.

Depreciation and Amortization. Depreciation and amortization expenses for the fiscal year ended June 30, 2003 were $440 thousand compared to $1.600 million for the year ended June 30, 2002. The $1.160 million, or 73%, decrease was primarily related to goodwill impairments recorded June 30, 2002, and to fixed asset impairments recorded during the year ended June 30, 2003.

Depreciation and amortization expenses are allocated to segments using budgeted levels of various activities, e.g., headcount, square feet occupied and fixed assets.

Stock-based Compensation. We have recorded stock-based compensation resulting from: 1) granting options with an exercise price below the market price of the Company’s common stock on the date of grant; 2) modifying the exercise price of outstanding employee stock options; 3) extending the exercise period of outstanding employee stock options; and 4) issuing common stock to employees and directors.

TOC

During 2001, we modified the price of some executives’ and managers’ stock options in connection with concluding severance agreements or to align the interests of executives, managers and shareholders. As a result, these options became subject to variable accounting. Variable accounting requires the Company to adjust compensation expense for the increases of decreases in the intrinsic value of the modified awards in subsequent periods until the award is exercised, is forfeited, or expires unexercised.

During fiscal 2001, we issued 80,000 shares of restricted stock to our outside directors as compensation. These shares were valued at the closing price of our common stock on the date of grant. We also issued 50,000 shares of stock to our former CFO in connection with a severance agreement. The shares replaced 100,000 fixed incentive employee stock options and were valued at the closing price of our common stock on the date of the grant. We recorded compensation for these two transactions of $134 thousand and $137 thousand respectively.

Because our stock price decreased from $4.95 to $0.63 per common share from June 30, 2001 to June 30, 2002, we recorded an expense recovery (reduced expense) of approximately $3.501 million in 2002 in contrast to the expense we recorded in 2001 of $3.840 million when the price of the stock increased from the fair market price at the date of modification to $4.95 at June 30, 2001. In fiscal 2003, we recorded deferred compensation of approximately $7 thousand related to repricing options in 2001 at a strike price below the fair value.

Impairment Losses. Impairment losses consist of asset impairments of approximately $711 thousand and $8.717 million for 2003 and 2002, respectively. We evaluate our property, plant and equipment for impairment whenever indicators of impairment exist.

For the year ended June 2003, we reviewed our fixed assets and impaired them to their estimated fair value primarily because of our limited cash balances, history of sustained losses and the FDA’s decision to disapprove the BCS 2100. Accounting standards require that if the sum of the future cash flows expected to result from the assets, undiscounted and without interest charges, is less than a company’s reported value of the assets, then the asset is not recoverable and the company must recognize an impairment. The amount of impairment to be recognized is the excess of the reported value of the assets over the fair value of those assets and is recorded as an impairment expense on our statement of operations. In estimating impairments, management makes assumptions about future cash flows and fair value that are inherently uncertain, can significantly affect the results, and may differ from actual future results. The 2003 impaired assets consist of computers, furniture, equipment, leasehold improvements and software used in the medical and industrial segments.

During the year ended June 30, 2002, we evaluated the carrying value of our intangible assets and recorded a reduction of $8.717 million in goodwill and other intangible assets.

Operating Income/Loss

We recorded an operating loss of $9.112 million for the year ended June 30, 2003 compared to an operating loss of $22.138 million for the year ended June 30, 2002.

TOC

Medical segment losses were approximately $7.613 and $20.309 million for 2003 and 2002, respectively. Excluding stock-based compensation and the impairment losses, medical segment losses were approximately $7.064 and $14.187 million for 2003 and 2002, respectively. The improvement of approximately $7.123 million is related to reductions in staffing levels across the Company, clinical trial activities, research and development of our BCS 2100, product improvements and enhancements. If we can obtain FDA approval without condition or with relatively modest conditions, medical net losses will increase overall as we build infrastructure and incur marketing expenses until we can generate significant sales from our BCS 2100. If we receive FDA approval with significant conditions or if we cannot obtain FDA approval without completing the steps outlined in the January 2003 non-approval letter, medical segment losses will increase as we conduct more clinical trials, research into the BSC 2100 and continue our efforts to obtain approval.

Industrial segment losses were approximately $1.499 million and $1.829 million for 2003 and 2002, respectively. Excluding stock-based compensation, industrial segment lost approximately $1.329 million and $2.735 million for 2003 and 2002, respectively. The $1.406 million decrease in losses is primarily attributable to consolidating our Walnut Creek office into the Ogden Utah office, reducing staffing levels and suspending industrial research and development activities. We expect the industrial segment to remain unprofitable because of unfavorable conditions in the economy. We have deemphasized our industrial segment to reduce these losses, but if we can obtain sufficient funding and market conditions become favorable, we plan to invest in this segment and expect to incur losses until we are able to increase industrial revenues.

Net Interest Income/Expense

Interest income for the year ended June 30, 2003, was $165 thousand compared to $654 thousand for the year ended June 30, 2002. The $489 thousand, or 75%, decrease was primarily a result of decreased investments available for sale and lower interest rates. Interest income will continue to decease as we use investments available for sale to fund operations.

Interest expense for the fiscal year ended June 30, 2003 was $2.792 million compared to $219 thousand for the year ended June 30, 2002. Interest expense is comprised of: 1) $1.777 million related to reducing the conversion price of the Convertible Debenture and attached warrants; 2) $286 thousand related to penalty; and 3) $367 thousand related to the amortization of deferred finance costs; 4) $243 thousand related to the amortization of the beneficial conversion feature; and 5) $119 thousand of accrued interest at 7% per annum on the Convertible Debenture. Interest expense will decrease as we redeem the Convertible Debenture. The Company has paid periodic interest on the debenture in common stock.

TOC

Net Loss

We incurred a loss of $11.738 million, or $(.13) per share, for the year ended June 30, 2003 compared to a loss of $21.703 million, or $(0.26) per share, for the year ended June 30, 2002.

Fiscal Years Ended June 30, 2002 and 2001

Revenue

Total revenues for the fiscal year ended June 30, 2002, were $878 thousand compared to $674 thousand for the fiscal year ended June 30, 2001, an increase of $204 thousand or 30%. Revenues for 2002 and 2001 do not include $420 thousand in deferred revenues for products shipped during the year ended June 30, 2001, which will be recognized as revenues in future periods in accordance with GAAP.

Our medical segment revenues were $750 thousand and $566 thousand for the fiscal years 2002 and 2001 respectively. The $184 thousand, or 33% increase, results from increased shipments of TIP units and Photonic Stimulators (“PS”). The price of TIP units sold decreased 12% while the quantity of units sold increased 60% during the fiscal year 2002. The price of PS units sold decreased 18% while the quantity of units sold increased 2% during 2002.

Industrial segment revenues, primarily from the sale of test services and product analysis, were $128 thousand and $108 thousand for the fiscal years ended June 30, 2002 and 2001, respectively. The $20 thousand, or 19% increase, is from increased sales of turbine blade test services to Alstom, which ended when the Company shipped a TBIS to Alstom during the second quarter of 2002. Industrial revenues do not include deferred revenue from the shipment of the TBIS to Alstom, which will be recognized when we have concluded our outstanding commitments and obligations that require us to repair and correct all defects in material and workmanship for a one-year period after the customer acceptance requirements are complete. As of the date of this document, we have completed our ongoing commitments and will recognize revenue from this sale during the third quarter of 2003.

As of June 30, 2002, we had a backlog of industrial orders for our TBIS and industrial products of approximately $425 thousand that we expect to complete in the next fiscal year compared to $600 thousand in industrial backlog as of June 30, 2001. We have no backlog for pain management products, which are shipped immediately upon receipt of an order. Reported backlog represents the actual value of purchase orders issued to the Company for delivery of goods in the future. In our relatively short sales history, backorder cancellations are approximately 15% of total backorders recorded principally because one customer, Alstom, elected to purchase accessories and additional testing software for the first unit shipped, rather than purchase a second unit.

TOC

Expenses

Gross Margins and Cost of Revenues. Total gross margin for 2002 were approximately $269 thousand compared to $255 thousand for 2001, an increase of 5%. This increase is primarily attributable to increased sales in medical and industrial products offset by increased inventory reserve adjustments for excess and obsolete inventory and a decrease in the average sales price of medical products. Total cost of revenues for the 2002 was approximately $609 thousand compared to $419 thousand for the prior fiscal year, an increase of 45%.

Gross margins for our medical products segment were approximately $168 thousand and $185 thousand for 2002 and 2001, respectively. Although medical sales were up 33% compared to 2001, gross margin decreased 9%. This decrease was due primarily to an increase in inventory reserves of $94 thousand required because our sales did not increase as rapidly as we expected, decreases in our sales prices and increases in cost of revenues. This decrease was partially offset by increased sales volume. Our medical segment cost of revenues were approximately $582 thousand and $381 thousand, an increase of $201 thousand, for 2002 and 2001, respectively.

We expect that unit prices for our TIP and PS will continue to decline as a prerequisite to increasing market penetration strategies. We also expect prices to decline faster than we are able to reduce manufacturing costs; therefore, our gross margins as a percentage of sales for our pain management products will decline. However, if we are able to gain market acceptance and increase volume, total gross margin dollars may improve.

Gross margins and cost of revenues as a percentage of sales are:

	Medical Sales 2002	Percent of Sales	Sales 2001	Percent of Sales	Yearly Increase (Decrease)	Percent Change
Revenues	$749,862	100%	$565,576	100%	$184,286	33%
Cost of revenues	(581,711)	(78%)	(381,285)	(67%)	(200,426)	(53%)
Gross margins	$168,151	22%	$184,291	33%	$(16,140)	(9%)

Gross margins for the industrial segment were $101 thousand and $70 thousand for the 2002 and 2001, respectively, an increase of $31 thousand, or 44%, while cost of revenues were $27 thousand and $38 thousand for the same periods, a decrease of $11 thousand, or 29%. This was primarily attributable to a decrease in non-destructive test services after we shipped a TBIS to Alstom during the second quarter of 2002.

Industrial gross margins are unpredictable because of the custom content of each unit, the relatively poor condition of the power turbine and aerospace industries and general economic conditions. In April 2003, we consolidated our Walnut Creek, California operation into our Ogden, Utah facility to decrease operating expenses.

Operating General and Administrative. Operating general and administrative expenses for the year ended June 30, 2002 were $1.356 million compared to $11.345 million for the year ended June 30, 2001. Excluding a stock-based compensation benefit or recovery resulting from variable accounting for certain employee stock options of $2.914 million during the year ended June 30, 2002, and other stock-based compensation expenses of $5.140 million for the fiscal year ended June 30, 2001, operating general and administrative expenses decreased by $1.935 million or 31%. If we can obtain FDA approval or funding to facilitate the steps suggested by the FDA, our expense level will increase in connection with hiring the people needed to build the administrative infrastructure required to manufacture and market our BCS 2100.

TOC

In 2002, the operating general and administrative stock-based compensation adjustments contain a benefit, or recovery of expense, of approximately $2.914 million due to the decrease in the Company’s stock price during the year (see Stock-based Compensation below for a more detailed description). The stock-based compensation adjustment in 2001 contains an expense of approximately $5.140 million composed of 1) $3.047 million related to repricing employee stock options for the Company’s former president, current president and certain management employees 2) $1.687 million related to extending the life of stock options in connection with a severance agreement for the former CEO 3) $271 thousand related to issuing stock to the former CFO in connection with his severance agreement and to directors for services rendered and 4) $135 thousand related to issuing stock options as compensation to outside directors at a strike price below the Company’s common stock price on the day they were granted. Excluding stock-based compensation operating general and administrative expenses are:

	June 30,
	2002	2001
Operating general and administrative expenses exclusive of stock-based compensation	$4,270	$6,205

Stock-based compensation expenses (recovery):
Variable options	(2,914)	3,047
Other option modifications	—	1,687
Options issued below market	—	135
Stock awards	—	271
Operating general and administrative expenses	$1,356	$11,345

Operating general and administrative expense decreases from 2001 to 2002, excluding stock-based compensation, were primarily attributable to: 1) a $593 thousand decrease in wages and related expenses; 2) an $627 thousand decrease in legal services expense; 3) a $64 thousand decrease in other professional services expense; 4) a $66 thousand decrease in shareholder service expense; 5) a $191 thousand decrease in overhead expenses, primarily insurance and rent; 6) a $103 thousand decrease in temporary services; 7) a $66 thousand decrease in employee benefits; and 8) a $225 thousand decrease in other expenses, which includes travel, equipment, supplies, bad debt, and miscellaneous accrued expenses.

TOC

Operating general and administrative wages and related expenses, excluding severance payments of $250 thousand to executive employees during 2001, decreased by $343 thousand from 2001 to 2002. This decrease in wages is primarily due to a decrease in the number of administrative employees and the reassignment of administrative personnel to marketing and research departments. Legal expenses decreased during 2002 due to concluded lawsuits, decreased services related to registering our shares on a stock exchange and decreased fees related to Securities and Exchange Commission compliance services. Shareholder services expense decreased $66 thousand from a reduction in annual shareholder meeting and proxy printing expenses. The decrease in overhead, temporary services and other expense relate in part to allocating overhead to a larger number of growing departments while decreasing the size of the administrative department. If we can obtain FDA approval or funding to facilitate the steps suggested by the FDA, our expense level for general and administrative expenses will increase as we add people and build infrastructure to bring the BCS 2100 to market.

During 2002, we accrued $250 thousand in legal fees. This accrual represents our insurance deductible and expected obligations related to the shareholder securities litigation described above. Our current policy covers up to $10 million in potential claims. Our insurance carrier has previously denied coverage. If our insurance carrier continues to take the position that the claims are not covered by insurance and does not pay the claims associated with this lawsuit and if we are unable to defend the lawsuit successfully, we will incur significant legal fees and damages. Our legal expenses will be determined in large part by our ability to obtain insurance coverage for the shareholder securities litigation, our success in defending that litigation and obtaining insurance coverage, the cost of complying with the SEC and US Attorney investigations, the cost of preparing and filing any securities registrations, and our ability to avoid additional significant litigation.

Operating general and administrative expenses are allocated to segments using budgeted levels of various activities; e.g., headcount, square feet occupied and fixed assets. Comparative expenses allocated to these segments were affected by the factors discussed above.

Litigation Settlement. During the year ended June 30, 2002, we recorded $1.6 million in litigation settlement expense; $1.4 million related to concluding the Packer litigation and $200 thousand in connection with resolving litigation with a former consultant.

Research and Development. Research and development expenses for the year ended June 30, 2002, were $6.141 million compared to $8.703 million for 2001. Excluding a stock-based compensation benefit resulting from variable accounting for certain employee stock options of $209 thousand during the year ended June 30, 2002, and stock-based compensation expense of $216 thousand for the year ended June 30, 2001, research and development expenses decreased by $2.137 million, or 25%.

The stock-based compensation adjustment recorded as research and development expense during 2002 contains a benefit or recapture to expense of approximately $209 thousand due to the decrease in Company’s stock price during the fiscal year related to repricing company executive stock options in 2001 (see Stock-based Compensation below for a more detailed description). The stock-based compensation adjustment in 2001 contains an expense of approximately $216 thousand due to the increase in the Company’s stock price from the date of modification to June 30, 2001 related to repricing a manager’s stock options in 2001. Excluding stock-based compensation, research and development expenses are:

TOC

	June 30,
	2002	2001
Research and development expenses exclusive of stock-based compensation	$6,350	$8,487

Stock-based compensation (recovery) expense
Variable option accounting	(209)	216
Research and development expenses	$6,141	$8,703

Excluding stock-based compensation, the decrease in research and development expense was primarily a result of: 1) $2.867 million decrease in consulting services associated with the development of our BCS 2100 and FDA PMA application; 2) $310 thousand decrease in software license fees; 3) $707 thousand decrease in clinical trial expense; and 4) $8 thousand decrease in other miscellaneous expenses. This reduction in expense was partially offset by: 5) $796 thousand increase in salaries and related expenses as a result of an increase in the number of engineering, regulatory, and manufacturing support employees; 6) $491 thousand increase in administrative overhead costs; 7) $122 thousand increase in patent related expenditures; 8) $206 thousand increase in temporary labor services; and 9) $140 thousand increase in engineering and design costs. Research and development spending is highly dependant upon our ability to secure FDA approval, and any conditions that might be attached to that approval. If we are unable to obtain FDA approval through negotiation or the FDA appeal process, the FDA’s non-approvable letter dated January 2003, describes additional steps to obtain approval including more clinical trials and further research. However, we cannot guarantee whether or when our negotiations or appeal with the FDA might be concluded, the outcome of those negotiations or appeal or the outcome of new clinical trial and research.

Research and development expenses decreased during 2002 compared to 2001 as we concluded our clinical trials and completed Module 5 of our PMA application for the BCS 2100. The composition of these expenses and focus of our efforts also changed. Our research and development personnel now devote more time and attention to replying to technical questions from FDA regarding our PMA, refining existing products, and developing new applications for our products.

Medical research and development expenses were approximately $5.089 million and $7.937 million for 2002 and 2001, respectively. Excluding stock-based compensation, as discussed above, research and development expenses decreased approximately $2.423 million, or 31%. This decrease in research and development expenses from 2001 to 2002 is attributable to concluding clinical trials for the BCS 2100 and a resulting decrease in consulting expense, headcount, travel and other expenses. If we can obtain FDA approval or FDA approval with modest conditions, research and development expenses will remain approximately constant. However, if we are unable to obtain FDA approval, or if the FDA approval contains significant conditions, and we can obtain funding to facilitate the steps suggested by the FDA, research and development expenses will increase to conduct more clinical trials and further research into the BSC 2100.

TOC

Industrial research and development expenses were approximately $1.052 million and $766 thousand for the fiscal years 2002 and 2001, respectively. This increase in research and development expense is attributable to building an industrial research and development infrastructure, hiring personnel and expanding research and development activities into non-destructive thermal imaging and testing. We will adjust our industrial research and development expenses based upon our perception of the condition of the aerospace and commercial power generation markets and our existing customers’ requirements. We have consolidated our industrial facility into our Ogden, Utah operation and have suspended industrial research activities to conserve cash. If we can obtain sufficient additional funding and the market conditions warrant industrial expansion, we will consider expanding our industrial capability.

For the year ended June 30, 2002 and all prior periods, we expensed all costs associated with process and systems development, including software code development, computer hardware and software purchases, and expenses related to the development of our BCS 2100.

Marketing. Marketing expenses for the year ended June 30, 2002, were $2.993 million compared to $3.101 million for the year ended June 30, 2001. Excluding a stock-based compensation recovery resulting from variable accounting for certain employee stock options of $378 thousand during the year ended June 30, 2002, and stock-based compensation expense of $577 thousand for the year ended June 30, 2001, marketing expenses increased by $847 thousand, or 34%.

The stock-based compensation adjustment recorded as marketing expense during 2002 contains a recovery of expense of approximately $378 thousand due to the decrease in the Company’s stock price during the fiscal year related to repricing executive stock options in 2001 (see Stock-based Compensation below for a more detailed description). The stock-based compensation adjustment in 2001 contains an expense of approximately $577 thousand due to modification of certain executives’ stock options and an increase in the Company’s stock price that occurred from the time the options were re-priced and the end of 2001. Excluding stock-based compensation, marketing expenses are:

	June 30,
	2002	2001
Marketing expenses exclusive of stock-based compensation	$3,371	$2,524

Stock-based compensation (recovery) expense
Variable option accounting	(378)	577
Marketing expenses	$2,993	$3,101

Marketing expense increases, excluding stock-based compensation, were primarily a result of: 1) $408 thousand increase in wages and related expenses from an increase in the number of sales and marketing employees; 2) $74 thousand increase in marketing and tradeshows to develop a market for our products; 3) $154 thousand increase in overhead expenses—principally, insurance, utilities, supplies, postage and miscellaneous expenses; 4) $43 thousand increase in employee benefits; and 5) $168 thousand increase in other expenses—primarily, travel, equipment, supplies, and miscellaneous expenses.

TOC

Marketing expenses increased primarily due to developing and expanding this department. As a result of significant reductions in workforce and curtailed marketing efforts since June 30, 2002, we expect these expenses to decline significantly in the coming months and for fiscal 2003. However, if we can obtain FDA approval for our BCS 2100, we expect our marketing expenses to increase significantly as we increase our sales force and commence actively marketing the BCS 2100.

Marketing expenses are allocated to segments using budgeted levels of various activities, e.g., headcount, square feet occupied and fixed assets. Comparative expenses allocated to these segments were affected by the factors discussed above.

Depreciation and Amortization. Depreciation and amortization expenses for the fiscal year ended June 30, 2002 were $1.600 million compared to $2.258 million for the year ended June 30, 2001. The $658 thousand, or 29%, decrease was primarily related to fixed asset impairments recorded during the year ended June 30, 2001.

Stock-based Compensation. We have recorded stock-based compensation resulting from: 1) granting options with an exercise price below the market price of the Company’s common stock on the date of grant; 2) modifying the exercise price of outstanding employee stock options; 3) extending the exercise period of outstanding employee stock options; and 4) issuing common stock to employees and directors.

During 2001, we modified the price of some executives’ and managers’ stock options in connection with concluding severance agreements or to align the interests of executives, managers and shareholders. As a result, these options became subject to variable accounting. Variable accounting requires the Company to adjust compensation expense for the increases of decreases in the intrinsic value of the modified awards in subsequent periods until the award is exercised, is forfeited, or expires unexercised.

During fiscal 2001, we issued 80,000 shares of restricted stock to our outside directors as compensation. These shares were valued at the closing price of our common stock on the date of grant. We also issued 50,000 shares of stock to our former CFO in connection with a severance agreement. The shares replaced 100,000 fixed incentive employee stock options and were valued at the closing price of our common stock on the date of the grant. We recorded compensation for these two transactions of $134 thousand and $137 thousand respectively.

Because our stock price decreased from $4.95 to $0.63 per common share from June 30, 2001 to June 30, 2002, we recorded an expense recovery (reduced expense) of approximately $3.501 million in 2001 in contrast to the expense we recorded in 2001 of $3.840 million when the price of the stock increased from the fair market price at the date of modification to $4.95 at June 30, 2001. In addition to expenses resulting from variable accounting during 2001, we incurred expenses of approximately 1) $1.687 million related to extending the life of stock options in connection with a severance agreement for the former CEO, 2) $271 thousand related to issuing stock to the former CFO in connection with his severance agreement and to directors for services rendered, and 3) $135 thousand related to issuing stock options at a strike price below the Company’s common stock price to directors as compensation.

TOC

Impairment Losses. Impairment losses consist of asset impairments of approximately $8.717 million and $2.894 million for 2002 and 2001, respectively. During the year ended June 30, 2002, we evaluated the carrying value of our goodwill and intangible assets and recorded a reduction of $8.717 million in goodwill and other intangible assets. During the year ended June 30, 2001, we abandoned our database management project. In connection therewith, we reduced the capitalized value of the software to zero, incurring a charge of approximately $2.740 million. We also wrote-off other tangible and intangible assets, with a net book value of approximately $154 thousand in connection with relocating our Layton, Utah, operations to our Ogden, Utah manufacturing facility.

Operating Income/Loss

We recorded an operating loss of $22.138 million for the year ended June 30, 2002 compared to an operating loss of $28.047 million for the year ended June 30, 2001.

Medical segment losses were approximately $20.309 million and $24.589 million for 2002 and 2001, respectively. Excluding stock-based compensation and the impairment losses, medical segment losses were approximately $14.187 million and $16.849 million for 2002 and 2001, respectively. The improvement of approximately $2.662 million is related to a reduction in clinical trials and BCS 2100 PMA preparation expenses resulting from filing the fifth and final module of our PMA application during June 2001. This reduction was partially offset by the settlement of two lawsuits for $1.6 million. If we can obtain FDA approval without condition or with relatively modest conditions, medical net losses will increase overall as we build infrastructure and incur marketing expenses until we can generate significant sales from our BCS 2100. If we receive FDA approval with significant conditions or if we cannot obtain FDA approval without completing the steps outlined in the January 2003 non-approvable letter, medical segment losses will increase as we conduct more clinical trials and research into the BSC 2100.

Industrial segment losses were approximately $1.829 million and $3.457 million for 2002 and 2001, respectively. Excluding stock-based compensation, industrial segment lost approximately $2.735 million and $2.370 million for 2002 and 2001, respectively. The $365 thousand increase in losses is primarily attributable to 1) building infrastructure in marketing and research and development, and 2) expanding research and development activities into non-destructive thermal imaging and testing. We expect the industrial segment to remain unprofitable because of unfavorable conditions in the economy. However, with the recognition of revenue from the Alstom and other sales we expect to significantly reduce reported losses during 2003. We have deemphasized our industrial segment to reduce these losses, but if we can obtain sufficient funding and market conditions become favorable, we plan to invest in this segment and expect to incur losses until we are able to increase industrial revenues.

TOC

Net Interest Income/Expense

Interest income for the year ended June 30, 2002, was $654 thousand compared to $1.921 million for the year ended June 30, 2001. The $1.267 million, or 66%, decrease was primarily a result of lower interest rates and decreased investments available for sale. Interest income will continue to decease as we use investments available for sale to fund operations.

Interest expense for the fiscal year ended June 30, 2002 was $219 thousand. This amount includes coupon interest computed at 7% per annum on the $2.5 million convertible debenture and the amortization of deferred finance costs and debt discount. Interest expense will continue to increase as we record accelerated amortization of finance charges related to the convertible debenture. The Company anticipates paying periodic interest on the debenture in common stock

Net Loss

We incurred a loss of $21.703 million, or $(.26) per share, for the year ended June 30, 2002 compared to a loss of $26.113 million, or $(0.32) per share, for the year ended June 30, 2001.

Unaudited Quarterly Results of Operations

The following table summarizes our results of operations for each of the four quarters in the years ended June 30, 2003 and 2002. This information was derived from unaudited interim consolidated financial statements that, in the opinion of management, have been prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this report and includes all adjustments necessary for fair statement of such information when read in conjunction with the audited consolidated financial statements and notes thereto.

TOC

Period-to-period comparisons of our historical operating results are not necessarily indicative of future performance.

	Quarter ended (unaudited) (in thousands)
	6/30/2003	3/30/2003	12/31/2002	9/30/2002	6/30/2002	3/31/2002	12/31/2001	9/30/2001
Revenues	$290	$390	$595	$264	$121	$314	$236	$207
Cost of goods sold	(152)	(220)	(748)	(204)	(124)	(219)	(155)	(111)
Gross margin	138	170	(153)	60	(3)	95	81	96
Operating general & administrative	736	703	646	833	1,110	1,091	1,182	(2,027)
Litigation Settlement	—	—	—	—	1,600	—	—	—
Research & development	512	851	1,154	1,248	1,760	1,511	1,581	1,289
Marketing	190	307	387	609	956	751	1,056	230
Depreciation & amortization	52	48	176	164	434	391	388	387
Impairment Loss	—	—	711	—	8,717	—	—	—
Total costs and expenses	1,490	1,909	3,074	2,854	14,577	3,744	4,207	(121)
Interest income/(expense)	(10)	(1,830)	(159)	(628)	(52)	(8)	230	265
Misc. Income	—	—	—	—	—	—	—	—
Total other income	(10)	(1,830)	(159)	(628)	(52)	(8)	230	265
Net loss	$(1,362)	$(3,569)	$(3,386)	$(3,422)	$(14,632)	$(3,657)	$(3,896)	$482

Operating expenses have fluctuated from quarter-to-quarter primarily due to impairment losses, litigation settlements, convertible debenture price modifications and variable option accounting (see stock-based compensation above for a detailed explanation).

The financial results for the first quarter of 2002 were affected by variable option accounting in which we recorded an expense recovery of approximately $3.346 million.

The financial results for the fourth quarter of 2002 were affected by a goodwill impairment loss of approximately $8.7 million and a settlement charge of $1.6 million. This impairment loss approximated 60 percent of the total net loss while the settlement charge approximates 11 percent of the total net loss for the quarter ended June 30, 2002.

The financial results for the second quarter of 2003 were affected by an operating assets impairment loss of $711 thousand, which approximates 21 percent of the total net loss.

The financial results for the third quarter of 2003 were affected by a modification to our exercise price of our Convertible Debenture from $1.44 to $.0.084 a share and the exercise price of the attached warrant from $1.50 to $.084 a share. In connection with this modification, we took an interest charge of approximately $1.78 million.

For the quarter ended December 31, 2001, our net loss is restated by $9 thousand to $3.896 million to reflect an increase to operating general and administrative expenses. For the quarter ended March 31, 2002, the net loss is adjusted $11 thousand to $3,657 thousand to reflect a $5 thousand increase in general and administrative expense and a $6 thousand increase in interest expense. These stock-based expenses increased from an adjustment to the volatility computations applied in the Black-Scholes equation we used to calculate the fair value of options and warrants issued to consultants and Beach Boulevard, LLC.

TOC

Sources of Liquidity

From inception through June 30, 2003, we have generated $92.8 million of losses from operations.

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

As of June 30, 2003, we believed that we had sufficient liquidity to sustain current operations for six to eight months. From June 20, 2003 to July 31, 2003, we have received $1 million in private financing from an investor and $660 thousand from our licensing agreement with Nanda. To restore operations to former levels, we must secure additional funding. As of June 30, 2003, our current monthly cash outlay rate was approximately $400 thousand; our cash monthly outlay at our former full operation rate was approximately $1.1 million. We plan to continue to reduce our monthly cash outlay to approximately $300 thousand through further office consolidation, staffing reduction and scaled back research and development activities. As of June 30, 2003, we still owe our Investor approximately $157 thousand in connection with the Convertible Debenture, which has subsequently been redeemed. Unless we are able to secure additional funding from a third party, we do not have sufficient working capital to sustain our current operations through the end of fiscal 2004.

The following table summarizes the Company’s contractual obligations and commitments to make future payments as of June 30, 2002:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-2 years	After 3 years
Operating Leases	$535,159	$203,170	$198,385	$133,604
Interest on Debenture	157,000	157,000	—	—
Total Commercial Commitments	$692,159	$360,170	$198,385	$133,604

The operating lease obligation represents the continued obligation of the St. Paul Properties lease, which we abandoned late in fiscal 2003 (see Legal Proceedings).

The debenture obligation represents the remaining portion of the redeemable balance attributable to the penalty from the trigger event (see Agreement with Beach Boulevard, LLC).

TOC

Agreement with Beach Boulevard, LLC.

On December 31, 2001, we reached a financing agreement (the “Agreement”) with Beach Boulevard, LLC (the “Investor”), pursuant to which the we issued a 7% convertible debenture in the amount of $2.5 million (the “Debenture Offering”) and secured an equity line of credit (the “Equity Line”) for $20 million that allows the us to sell up to $20 million in common stock to the Investor at 94% of the market price, as defined by the Agreement. The Convertible Debenture was originally due on December 31, 2004. The terms of the Agreement permit the Investor to convert the Convertible Debenture into 2,100,694 shares of common stock at a conversion price of $1.44 per share at any time during the term of the Agreement. Interest on the Convertible Debenture is due on the conversion date and is payable, at the option of the Company, in cash or common stock.

In connection with the agreement, we entered into a registration rights agreement and subsequently filed an effective registration statement with the SEC, which was declared effective on March 18, 2002 (Registration No. 333-82016). Prior to completing this financing agreement, we terminated our 1999 agreement with Beach Boulevard to purchase up to $7 million of our common shares of stock. The Investor may require us to redeem all or a portion of the Convertible Debenture if the average closing bid price of the our common stock for the 90 consecutive trading days after the effective date of the registration statement is less than $1.44 (a “Trigger Event”). The amount redeemable is equal to 111% of the principal balance of the Convertible Debenture and accrued interest (the “Redeemable Balance”). If a Trigger Event occurs, the Investor is required to provide notice to us of its election to force redemption and to specify the date (the “Redemption Due Date”) on which the Redeemable Balance is to be paid. If we do not pay the Redeemable Balance in full by the Redemption Due Date, we are required to issue registered unrestricted shares of common stock pursuant to a series of put notices consistent with the terms of the Equity Line. If the registration statement is not currently effective, the conversion price of 94% would be reduced to 75% of the three lowest bid prices from the 10 trading days after a put is issued. The maximum put we can issue is equal to the lesser of $500 thousand or 125% percent of the weighted average volume of our common stock for the 20 trading days immediately preceding the put date. Because of this volume restriction, we cannot redeem the entire debenture at one time, but have to redeem the debenture in numerous puts. If the Redeemable Balance is not satisfied through the mandatory puts within six months of the Investor’s notice to force redemption, the unpaid portion of the Redeemable Balance is required to be paid immediately in cash. If the Company does not comply with the cash payment, the Company will be in default of its Debenture obligation.

The Equity Line allows for the sale of up to $20 million of common stock subject to a maximum put amount, as described above, at 94% of the three lowest bid stock prices during the 10 trading days preceding a put date. We believe our availability under the Equity Line will be significantly less than $20 million because availability is contingent upon a) our common stock price and b) our daily trading volume both of which have declined since we entered into the financing arrangement and because we are using the Equity Line to redeem the debenture as described above.

TOC

In connection with the Agreement, we issued the Investor warrants for the purchase of 260,417 shares of common stock at $2.03 a share and 641,026 shares of common stock at $1.95 a share, which expire December 31, 2004 and December 31, 2007, respectively. The proceeds from the Debenture Offering were allocated between the Convertible Debenture, the beneficial conversion feature and the warrants issued to the Investor. We also issued separate warrants to an investment bank for the purchase of 100,000 shares of common stock at $1.87 per share. The fair market value of these warrants and other related financing costs have been recorded as deferred financing costs and were originally being amortized over the three-year term of the Agreement. However, because of the Trigger Event discussed in the preceding paragraph, the deferred financing costs and beneficial conversion feature, going forward, have been amortized over the six-month period ending January 25, 2003.

On July 25, 2002, the Investor notified us that a Trigger Event had occurred. On the date of the Trigger Event, the Redeemable Balance was approximately $2.9 million, which includes principal of $2.5 million, $111 thousand of accrued interest and $287 thousand of penalty. We elected to satisfy the Redeemable Balance through a series of put notices based on the terms of the Equity Line. The terms of the Equity Line provide for one mandatory put per month and a maximum put amount equal to the lesser of $500 thousand or 125% of the weighted average volume for the 20 days immediately preceding the date of the put notice. During the mandatory put period, we may still draw down the Equity Line and issue puts for general operating funds.

In connection with the terms of the Agreement (see Note 2), the Company issued 5,009,083 shares of common stock pursuant to a series of mandatory put notices during the period July 1, 2002 through January 29, 2003. The proceeds were applied to redeem approximately $685,000 of the Convertible Debenture and to pay accrued interest and penalties totaling $176,000 and $95,000, respectively.

On January 29, 2003, the Company received a Holder Redemption Notice (the “Notice”) from the Investor. The Notice, referencing the Agreement, stated that the Investor demanded payment of the Redeemable Balance. Pursuant to the Agreement, the Company had five days to pay the balance in cash. Because the Company did not pay the Redeemable Balance as requested by the Investor, the Company was considered to be in default based on the terms of the Agreement.

On February 5, 2003, the Company received approximately $210,000 from the issuance of 2,234,043 of common stock pursuant to the terms of the Equity Line. The proceeds were used to redeem approximately $183,000 of the Convertible Debenture and to pay accrued interest and penalties totaling $6,000 and $21,000, respectively.

On or about February 21, 2003, the Company and the Investor entered into an agreement which was formalized on March 19, 2003, (“Amendment Agreement”) whereby the Company agreed to reduce the conversion price in the Convertible Debenture from $1.44 per share to an amount equal to the lower of (a) $1.44 (the “Fixed Conversion Price”) or (b) ninety-four percent (94%) of the average of the lowest closing bid prices (not necessarily consecutive) for any three trading days during the ten trading days period immediately preceding the conversion date. The Company also agreed to reduce the exercise price of the warrants that were issued to the Investor in connection with the Agreement to $0.087733 per share, which was the average of the lowest closing bid prices for any of the three trading days during the ten trading days period immediately preceding the Amendment Agreement. Pursuant to the Amendment Agreement, the Investor exercised warrants to purchase 260,417 shares of common stock at an agreed-upon exercise price of $0.087733 per share and (2) converted approximately $86,000 in principal of the Convertible Debenture into 977,244 shares common stock at the agreed-upon conversion price of $0.087733 per share. The proceeds from the exercise of the warrants totaling approximately $23,000 were applied to redeem approximately $20,000 of the Convertible Debenture and to pay accrued interest of approximately $2,000. In connection with the modification of the conversion terms of the Convertible Debenture, which was considered to be an inducement to convert the Convertible Debenture, and the reduction of the exercise price of the Investor’s warrants, the Company recorded an interest expense totaling approximately $1,770,000 during the quarter ended March 31, 2003.

TOC

The Company issued 1,212,956 shares of common stock pursuant to a mandatory put notice on February 21, 2003. The proceeds were applied to redeem approximately $91,000 of the Convertible Debenture and to pay accrued interest and penalties totaling $5,000 and $11,000, respectively. On March 19, 2003, the Company entered into an agreement with the Investor (the “Amendment Agreement”) that formalized the terms reached in the February 21, 2003 agreement. In connection with the Amendment Agreement, the Investor also agreed to defer its demand for immediate payment of the full amount due under the Notice for at least 90 days and agreed to not file suit against the Company, its officers, employees, partners or agents for a period of 90 days. Upon execution of the Amendment Agreement, the Investor converted $272,000 in principal of the Convertible Debenture, including $7,000 of interest, into 3,224,146 shares of common stock.

During the period March 20, 2003 through May 19, 2003, the Investor converted approximately $1,181,000 of the remaining Redeemable Balance, including interest of $11,000, into 9,805,161 shares of common stock. As of June 30, 2003, the Company still owes the Investor approximately $157,000 of the Redeemable Balance, which consists of the unpaid portion of the penalty. In July 2003, we issued approximately 200,000 shares of common stock to redeem the remaining Redeemable Balance.

Capital Requirements/Plan of Operation

Our capital requirements may vary from our estimates and depend upon numerous factors including 1) time and costs involved in obtaining regulatory approvals for the BCS 2100, 2) results of pre-clinical and clinical testing, 3) costs of technology, 4) progress in our research and development programs, 5) costs of filing, defending and enforcing any patent claims and other intellectual property rights, 6) the economic impact of developments in competing technology and our markets, 7) competing technological and market developments, 8) the terms of any new collaborative, licensing and other arrangements that we may establish, 9) litigation costs, and 10) market acceptance of our products and the cost of obtaining acceptance.

As of June 30, 2003, we estimate that we will require approximately $4 million in net cash to meet our financial obligations based on our current operating level for the remainder of the year ending June 30, 2004. Our current operating level consists of a significantly reduced staffing, minimal services, halted production and consolidated facilities. Since December, 2002, we have significantly cut back on our expenses to maintain solvency and continue negotiations with the FDA to obtain approval or conditioned approval. Since June 30, 2002, the Company has reduced its monthly cash outlays from $1.1 million to approximately $400 thousand by: a) reducing staff from 72 to 22 and eliminating certain benefit programs, resulting in a monthly cost reduction of $340 thousand; b) eliminating regional trade shows and related marketing expenses, resulting in a monthly cost reduction of $110 thousand; c) consolidated the Bales Scientific facility into the Ogden, Utah facility, resulting in a monthly cost reduction of $50 thousand; d) decreasing research and development activities resulting in a decrease of $120 thousand; and e) decreasing manufacturing and production expenditures resulting in monthly cash savings of approximately $80,000.

TOC

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

On April 17, 2003, this litigation was dismissed without prejudice by the United States District Court. In a written opinion, the U.S. District Judge concluded that the statements made by the Company, that plaintiff’s alleged were misleading to investors, were either not material, not misleading, or not plead by plaintiffs with sufficient particularity to constitute a claim. The Court gave the plaintiffs until May 8, 2003 to replead three of the nine claims. On May 8, 2003, the plaintiffs informed Company counsel that they would not replead any claims. Instead, plaintiffs expressed their intention to appeal the court’s ruling following entry of the court’s dismissal order. That order was filed May 13, 2003 On May 22, 2003, the plaintiffs filed for appeal and on September 3, 2003 the plaintiffs filed their memorandum in support of their appeal. We have thirty days to respond. We do not expect to receive a decision from the appellate court for at least one year.

The Company believes the allegations are without merit and intends to defend them vigorously. However, defending this lawsuit has required, and in the future may require, significant additional legal expenses, may make fundraising more difficult if not impossible and will distract certain members of management from day-to-day operations.

Moreover, our insurance carrier has previously denied there is insurance coverage for the plaintiff’s claims and, accordingly, has indicated it will not cover the costs of defending the claims and will not pay any resulting damages we may suffer if the plaintiff’s are successful.

Finally, under our bylaws and contractual agreements we are required to indemnify our current and former officers and directors who are a party to the litigation by providing legal defense through our attorneys (or reimbursing them for their own attorneys) and covering all damages they may suffer if the plaintiffs are successful. For the year ended June 30, 2004, such indemnification obligations have totaled approximately $24,000.

We do not have sufficient capital to cover the expected costs or potential damages of the shareholder litigation if there is no coverage under our insurance policies or to fund our business plans over the next year.

TOC

In addition, the Company has been requested to provide certain documents to the U.S. Securities and Exchange Commission and the U.S. Attorney for the Southern District of New York in connection with possible violations of the insider trading prohibitions found in the federal securities laws. To date, we have incurred approximately $650 thousand in legal costs in complying with these requests and in conducting related internal investigations. We expect these legal costs to exceed $680 thousand by the time the investigations are complete. The Company also may be required to indemnify its officers and directors in connection with fees incurred in connection with these investigations. In 2003, such indemnification obligations totaled approximately $131,000.

Given our need to raise capital to fund our operations, history of losses ($94.2 million since inception), the foregoing litigation risk, and our reliance upon securing FDA approval for our primary product, our independent auditor’s opinion dated September 25, 2003, contains a paragraph expressing its substantial doubt about the Company’s ability to continue as a going concern. Our efforts to raise additional funds to date have been only marginally successful. Since December 2002 after the FDA did not grant us approval, we have raised $500 thousand in advances under the equity line of credit with Beach Boulevard, $1 million through a private issuance of restricted stock and $660 thousand from a $1.2 million manufacturing and licensing agreement of our TIP and Photonic Stimulator products. If possible, we will obtain additional capital through further capital contributions from private investors or by selling or licensing our intellectual property. We believe that if we can obtain FDA approval or conditioned approval, we will be able to secure the additional financing needed to execute our operating plans, which will include more clinical trials, research and development of the BCS 2100, marketing and manufacturing our products.

However, there is no guarantee that will be successful in obtaining FDA approval, conditioned approval or securing additional capital. Our discussions with potential investors are in an early stage and we cannot guarantee that we will be able to successfully conclude any transaction.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not believe that the adoption of FIN 46 will have a material impact on the Company’s financial position or results of operations.

TOC

In November 2002, the FASB issued Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of EITF Issue No. 00-21 will adopted in the third quarter of fiscal 2003 and is not expected to have a material impact on the consolidated financial statements.

In December 2002, the FASB issued Statement of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002.

In April 2003, the FASB issued SFAS No. 149, Amendments of Statement 133 On Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which is effective the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how the Company classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The Company believes the adoption of SFAS No. 150 will not have a material effect on the Company’s consolidated financial position or results of operations.

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

TOC

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COMPUTERIZED THERMAL IMAGING, INC.
(A Development Stage Company)

TABLE OF CONTENTS

Page

Independent Auditors’ Report—HJ & Associates, LLC	F-2

Independent Auditors’Report—Deloitte & Touche LLP	F-3

Consolidated Balance Sheets as of June 30, 2003 and 2002	F-4

Consolidated Statements of Operations for the years ended June 30, 2003, 2002, and 2001, and for the period June 10, 1987 (inception) through June 30, 2003	F-5

Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2003, 2002, and 2001, and for the period June 10, 1987 (inception) through June 30, 2003	F-6

Consolidated Statements of Cash Flows for the years ended June 30, 2003, 2002, and 2001, and for the period June 10, 1987 (inception) through June 30, 2003	F-14

Notes to Consolidated Financial Statements	F-16

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders of
Computerized Thermal Imaging, Inc. and Subsidiaries
(A Development Stage Company)
Ogden, Utah

We have audited the accompanying consolidated balance sheet of Computerized Thermal Imaging, Inc. and Subsidiaries (a development stage company) as of June 30, 2003, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the year ended June 30, 2003, and from the beginning of the development stage on June 10, 1987 through June 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The related statements of operations and other comprehensive income (loss), stockholders’ equity (deficit), and cash flows of Computerized Thermal Imaging, Inc. and Subsidiaries (a development stage company) from inception on June 10, 1987 through June 30, 2002 were audited by other auditors whose report, dated September 25, 2002, on those financial statements included an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern. Our opinion on the statements of operations and other comprehensive income (loss), stockholders’ equity (deficit) and cash flows from inception on June 10, 1987 through June 30, 2002, insofar as it relates to amounts for prior periods through June 30, 2002, is based solely on the report of other audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computerized Thermal Imaging, Inc. and Subsidiaries (a development stage company) as of June 30, 2003, and the consolidated results of their operations and their cash flows for the year ended June 30, 2003, and from the beginning of the development stage on June 10, 1987 through June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and has a working capital deficit at June 30, 2003 of $614,139. Together these factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
August 25, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Computerized Thermal Imaging, Inc. and Subsidiaries
(A Development Stage Company)
Lake Oswego, Oregon

We have audited the accompanying consolidated balance sheet of Computerized Thermal Imaging, Inc. and subsidiaries (the "Company") (a development stage company) as of June 30, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2002 and 2001. Our audits also include the information for the years ended June 30, 2002 and 2001 in the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, based on our audits, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2002, and the results of its operations and its cash flows for the years ended June 30, 2002 and 2001. Also, in our opinion, such financial statement schedule for the years ended June 30, 2002 and 2001, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage and the Company's recurring losses from operations, negative cash flows from operations, pending shareholder class-action lawsuits and denial of coverage for any resulting claims by the Company's provider of directors' and officers' insurance, forced redemption of the convertible debentures, the need for additional working capital, and the possibility that the Company may not receive FDA approval for its primary product raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

Salt Lake City, Utah
September 25, 2002

COMPUTERIZED THERMAL IMAGING, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND JUNE 30, 2002

	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$454,387	$936,796
Investments available for sale (notes 1 and 3)	—	8,002,969
Accounts receivable—trade, net (less allowance for doubtful accounts of $3,199 and $96,115 for June 30, 2003 and 2002, respectively)	420,395	47,145
Accounts receivable-other, net	—	116,617
Inventories (notes 1 and 4)	305,864	1,078,437
Prepaid expenses	310,248	514,444
Deferred finance costs	—	366,837

Total current assets	1,490,894	11,063,245

PROPERTY AND EQUIPMENT, Net (notes 1 and 5)	312,719	1,438,873

INTANGIBLE ASSETS:
Intellectual property rights, net (less accumulated amortization: (June 30, 2003 - $14,997; June 30, 2002 - $10,994) (notes 1 and 6)	18,065	39,006

TOTAL ASSETS	$1,821,678	$12,541,124

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$655,075	$992,006
Accrued liabilities (note 1)	406,032	1,426,072
Accrued settlement reserve	100,000	1,400,000
Convertible debenture (note 2)	157,276	2,257,076
Deferred revenues and deposits	786,650	419,906

Total current liabilities	2,105,033	6,495,060

STOCKHOLDERS’ EQUITY (DEFICIT):
Convertible preferred stock, $5.00 par value, 3,000,000 shares authorized; issued-none	—	—
Common stock, $.001 par value, 200,000,000 shares authorized, 109,329,098 and 83,004,313 issued and outstanding on June 30, 2003 and June 30, 2002, respectively	109,329	83,004
Additional paid-in capital	94,041,104	88,644,442
Other comprehensive income	—	14,178
Deficit accumulated during the development stage	(94,433,788)	(82,695,560)

Total stockholders’ equity (deficit)	(283,355)	6,046,064

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,821,678	$12,541,124

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTERIZED THERMAL IMAGING, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001
AND FOR THE PERIOD JUNE 10, 1987 (INCEPTION) THROUGH JUNE 30, 2003

				From June 10, 1987 (Inception) through June 30, 2003
	Years Ended June 30,

	2003	2002	2001

INCOME:
Product revenues	$1,442,976	$749,862	$565,576	$3,076,488
Service revenues	96,500	128,067	108,206	343,982

Total revenues	1,539,476	877,929	673,782	3,420,470

Cost of product revenues	(1,314,313)	(581,711)	(381,285)	(2,452,992)
Cost of service revenues	(9,954)	(27,448)	(37,872)	(76,527)

Total cost of revenues	(1,324,267)	(609,159)	(419,157)	(2,529,519)

GROSS MARGIN	215,209	268,770	254,625	890,951

OPERATING EXPENSES:
Operating, general and administrative	2,918,949	1,356,017	11,345,164	34,486,814
Litigation settlements	—	1,600,000	—	2,697,434
Research and development	3,765,279	6,141,190	8,702,618	30,755,851
Marketing	1,491,796	2,992,654	3,101,095	8,408,129
Depreciation and amortization	439,780	1,600,015	2,258,445	5,055,415
Impairment loss	711,194	8,717,149	2,893,849	12,322,192

Total operating expenses	9,326,998	22,407,025	28,301,171	93,725,835

OPERATING LOSS	(9,111,789)	(22,138,255)	(28,046,546)	(92,834,884)

OTHER INCOME (EXPENSE):
Interest income	165,066	653,618	1,921,066	3,603,439
Interest expense	(2,791,505)	(218,694)	—	(5,184,011)
Other	—	—	12,896	193,711

Total other income (expense)	(2,626,439)	434,924	1,933,962	(1,386,861)

LOSS BEFORE EXTRAORDINARY ITEM	(11,738,228)	(21,703,331)	(26,112,584)	(94,221,745)
EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT	—	—	—	65,637

NET LOSS	(11,738,228)	(21,703,331)	(26,112,584)	(94,156,108)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on investments available for sale	(14,178)	(92,197)	73,883	—

TOTAL COMPREHENSIVE (LOSS)	$(11,752,406)	$(21,795,528)	$(26,038,701)	$(94,156,108)

WEIGHTED AVERAGE SHARES OUTSTANDING	91,669,483	82,525,878	80,463,731

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.13)	$(0.26)	$(0.32)

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTERIZED THERMAL IMAGING, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2003, 2002, AND 2001
AND FOR THE PERIOD JUNE 10, 1987 (INCEPTION) THROUGH JUNE 30, 2003

	Common Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Other Compre- hensive Income	Losses Accumulated During the Development Stage	Total
	Shares	Amount

Balance at inception, June 10, 1987	—	$—	$—	$—	$—	$—	$—
Stock issued for cash to founders in 1987 at $0.001 per share	5,000,000	5,000	—	—	—	—	5,000
Stock issued for cash in connection with public offering in 1988 at $0.004 per share	5,000,000	5,000	14,562	—	—	—	19,562
Stock issued for cash in connection with a Regulation D offering in 1989 at $3.13per share	80,000	80	249,930	—	—	—	250,010
Stock issued for services in 1990 at $0.51 per share	500,000	500	254,500	—	—	—	255,000
Stock issued for cash in connection with a Regulation D offering in 1991 at $0.50 per share	180,000	180	89,820	—	—	—	90,000
Stock issued for services in 1991 at $0.50 per share	3,240,000	3,240	1,616,760	—	—	—	1,620,000
Stock issued for services in 1992 at $0.12 per share	4,860,000	4,860	578,340	—	—	—	583,200
Stock issued for services in 1993 at $0.06 per share	1,134,500	1,134	82,726	—	—	—	83,860
Stock issued for extension of debt agreement in 1993 at $0.08 per share	9,000	9	691	—	—	—	700
Stock issued in connection with claims of certain stock-holders in 1993 at $0.06 per share	1,000	1	59	—	—	—	60
Stock issued for cash in 1994 at $0.07 per share	387,000	387	25,613	—	—	—	26,000
Stock issued for services in 1994 at $0.10 per share	1,485,660	1,486	149,148	—	—	—	150,634
Stock issued for extension of debt agreement in 1994 at $0.07 per share	9,000	9	591	—	—	—	600

Balance Forward	21,886,160	$21,886	$3,062,740	$—	$—	$—	$3,084,626

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTERIZED THERMAL IMAGING, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2003, 2002, AND 2001
AND FOR THE PERIOD JUNE 10, 1987 (INCEPTION) THROUGH JUNE 30, 2003

	Common Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Other Compre- hensive Income	Losses Accumulated During the Development Stage	Total
	Shares	Amount

Balance Forward	21,886,160	$21,886	$3,062,740	$—	$—	$—	$3,084,626
Stock issued in connection with claims by certain stockholders at $0.12 per share	51,000	51	5,989	—	—	—	6,040
Stock issued for cash in 1995 at $0.60 per share	679,202	680	407,995	—	—	—	408,675
Stock issued for services in 1995 at $0.87 per share	3,506,461	3,506	3,049,200	—	—	—	3,052,706
Stock issued to convert notes payable in 1996 at $0.17 per share	702,400	702	117,941	—	—	—	118,643
Common stock issued upon conversion of preferred shares in 1995 at $1.69 per share	124,600	125	209,875	—	—	—	210,000
Stock issued for cash in connection with a Regulation D offering in 1996 at $1.00 per share	1,462,600	1,463	1,461,137	—	—	—	1,462,600
Stock issued for note receivable in connection with a Regulation D offering in 1996 at $1.00 per share	525,000	525	524,475	(525,000)	—	—	—
Stock issued in satisfaction of offering costs in connection with a Regulation D offering in 1996 at $0.00 per share	53,650	53	(53)	—	—	—	—
Stock issued in connection with the settlement of a note payable to an individual in 1996 at $0.98 per share	734,942	735	721,345	—	—	—	722,080
Stock issued in connection with the settlement of claims by certain stockholders in 1996 at $0.88 per share	578,000	578	507,702	—	—	—	508,280
Common stock issued upon conversion of preferred shares in 1996 at $1.70 per share	14,700	14	24,986	—	—	—	25,000

Balance Forward	30,318,715	$30,318	$10,093,332	$—	$—	$—	$9,598,650

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTERIZED THERMAL IMAGING, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2003, 2002, AND 2001
AND FOR THE PERIOD JUNE 10, 1987 (INCEPTION) THROUGH JUNE 30, 2003

					Accumulated Other Compre- hensive Income	Losses Accumulated During the Development Stage
	Common Stock		Additional Paid-in Capital	Subscription Receivable			Total
	Shares	Amount

Balance Forward	30,318,715	$30,318	$10,093,332	$(525,000)	$—	$—	$9,598,650
Stock issued in repayment of notes payable/interest expense in 1996 at $1.05 per share	146,590	147	153,060	—	—	—	153,207
Stock issued for cash in 1996 at $0.68 per share	1,163,625	1,164	795,306	—	—	—	796,470
Stock issued for services in 1996 at $1.05 per share	1,277,633	1,278	891,874	—	—	—	893,152
Stock issued as a bonus to investors in connection with the Company’s 1996 Regulation D offering at $0.00 per share	211,900	212	(212)	—	—	—	—
Conversion of debentures to common stock at $0.65 per share	98,768	99	64,026	—	—	—	64,125
Stock issued for cash at $0.55 per share	1,833,152	1,833	1,008,376	—	—	—	1,010,209
Stock issued for services at $0.59 per share	687,266	687	404,811	—	—	—	405,498
Losses accumulated during the period from inception, June 10, 1987 to June 30, 1997	—	—	—	—	—	$(14,739,084)	(14,739,084)

Balance, June 30, 1997	35,737,649	35,738	13,410,573	(525,000)		(14,739,084)	(1,817,773)
Conversion of debentures to common stock at $0.41 per share	2,403,838	2,404	977,951	—	—	—	980,355
Stock issued to convertible debenture holders for failure to complete registration of the underlying common stock in a timely manner at $0.42 per share	197,574	198	82,018	—	—	—	82,216
Stock issued for cash at $0.31 per share	9,476,418	9,476	2,896,760	—	—	—	2,906,236

Balance Forward	47,815,479	$47,816	$17,367,302	$(525,000)	$—	$(14,739,084)	$2,151,034

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTERIZED THERMAL IMAGING, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2003, 2002, AND 2001
AND FOR THE PERIOD JUNE 10, 1987 (INCEPTION) THROUGH JUNE 30, 2003

	Common Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Other Comprehensive Income	Losses Accumulated During the Development Stage	Total

	Shares	Amount

Balance Forward	47,815,479	$47,816	$17,367,302	$(525,000)	$—	$(14,739,084)	$2,151,034
Stock issued for services at $0.59 per share	521,478	521	305,860	—	—	—	306,381
Warrants issued for services	—	—	1,006,000	—	—	—	1,006,000
Stock subject to rescission offer	(771,200)	(771)	(306,102)	—	—	—	(306,873)
Net loss accumulated in 1998	—	—	—	—	—	(5,943,885)	(5,943,885)

Balance, June 30, 1998	47,565,757	47,566	18,373,060	(525,000)	—	(20,682,969)	(2,787,343)
Reclassification of stock no longer subject to rescission offer at $0.40 per share	771,200	771	306,102	—	—	—	306,873
Stock issued in a private placement to a director and a stock-holder for cash at $0.70 per share	285,000	285	199,715	—	—	—	200,000
Stock issued for cash with 169,837 shares issued for a placement fee to a third party at $0.47 per share	2,133,862	2,134	997,866	—	—	—	1,000,000
Stock issued in satisfaction of cash advances at $0.47 per share	460,861	461	217,316	—	—	—	217,777
Stock issued in satisfaction of cash advances from affiliate at $0.48 per share	4,403,323	4,403	2,098,558	—	—	—	2,102,961
Stock issued upon conversion of warrants at $0.71 per share, net of placement fee of $2,000	264,166	264	187,936	—	—	—	188,200
Stock issued for services at $0.67 per share	45,800	46	30,640	—	—	—	30,686
Stock issued in private placement at $0.37 per share	2,364,865	2,365	872,635	—	—	—	875,000
Stock issued for cash to redeem two notes totaling $597,500, accrued discount of $597,500, accrued interest of $49,638, for a total of $1,244,638 at $0.37 per share	2,140,164	2,140	1,242,498	—	—	—	1,244,638

Balance Forward	60,434,998	$60,435	$24,526,326	$(525,000)	$—	$(20,682,969)	$3,378,792

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTERIZED THERMAL IMAGING, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2003, 2002, AND 2001
AND FOR THE PERIOD JUNE 10, 1987 (INCEPTION) THROUGH JUNE 30, 2003

	Common Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Other Compre- hensive Income	Losses Accumulated During the Development Stage	Total
	Shares	Amount

Balance Forward	60,434,998	$60,435	$24,526,326	$(525,000)	$—	$(20,682,969)	$3,378,792
Stock issued for cash at $0.55 per share, net of offering costs of $87,660	1,669,127	1,669	910,671	—	—	—	912,340
Stock issued in satisfaction of liability at $0.29 per share	171,435	172	49,828	—		—	50,000
Net loss accumulated in 1999	—	—	—	525,000	—	(5,025,841)	(4,500,841)

Balance, June 30, 1999	62,275,560	62,276	25,486,825	—	—	(25,708,810)	(159,709)
Stock issued for cash:
$0.54 per share, net of offering expenses of $25,000	933,707	934	474,066	—	—	—	475,000
$0.55 per share	913,916	914	499,086	—	—	—	500,000
$0.60 per share, net of offering expenses of $25,000,	875,657	876	502,583	—	—	—	503,459
$1.25 per share, net of offering expenses of $25,000	400,641	401	474,569	—	—	—	474,970
$9.80 per share	510,204	510	4,999,490	—	—	—	5,000,000
Stock issued to corporation for services at $0.94 per share	33,997	34	31,839	—	—	—	31,873
Warrants exercised for cash:
$0.46 per share	150,000	150	68,850	—	—	—	69,000
$0.72 per share	133,166	133	95,746	—	—	—	95,879
$1.19 per share	254,155	254	302,203	—	—	—	302,457
$1.50 per share	50,000	50	74,950	—	—	—	75,000
$2.00 per share	100,000	100	199,900	—	—	—	200,000
$2.50 per share	1,235,963	1,236	3,187,130	—	—	—	3,188,366
Stock issued to individuals for services:
$1.20 per share	200,000	200	239,800	—	—	—	240,000
$2.80 per share	2,000	2	5,598	—	—	—	5,600
Stock issued to individual for shares of CTICO (a subsidiary):				—	—	—
$1.20 per share	15,000	15	17,985	—	—	—	18,000
$1.50 per share	5,000	5	7,495	—	—	—	7,500
$2.80 per share	50,000	50	139,950	—	—	—	140,000
Warrants exercised for services:				—	—	—
$3.63 per share	13,885	13	50,319	—	—	—	50,332
$3.72 per share	15,623	16	58,083	—	—	—	58,099

Balance Forward	68,168,474	$68,169	$36,916,467	$—	$—	$(25,708,810)	$11,275,826

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTERIZED THERMAL IMAGING, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2003, 2002, AND 2001
AND FOR THE PERIOD JUNE 10, 1987 (INCEPTION) THROUGH JUNE 30, 2003

	Common Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Other Compre- hensive Income	Losses Accumulated During the Development Stage	Total
	Shares	Amount

Balance Forward	68,168,474	$68,169	$36,916,467	$—	$—	$(25,708,810)	$11,275,826
Stock issued to Company’s 401K plan at $3.81 per share	11,348	11	43,225	—	—	—	43,236
Warrants exercised for cash at $2.50 per share	76,250	76	190,548	—	—	—	190,624
Stock and warrants issued for cash, net of offering expenses of $2,932,324, at $3.81 per share and warrant	11,148,766	11,149	39,533,423	—	—	—	39,544,572
Stock issued in connection with acquisition of Bales Scientific at $7.75 per share	709,678	710	5,499,290	—	—	—	5,500,000
Shares issued on exercise of stock options by officer at $.70 per share	35,000	35	24,465	—	—	—	24,500
Options granted to officer at 15% discount to market as compensation	—	—	91,750	—	—	—	91,750
Warrants issued at 14% discount to market in connection with the settlement of a lawsuit	—	—	475,000	—	—	—	475,000
Other comprehensive income	—	—	—	—	32,492	—	32,492
Net loss accumulated in 2000	—	—	—	—	—	(8,893,155)	(8,893,155)

Balance at June 30, 2000	80,149,516	80,150	82,774,168	—	32,492	(34,601,965)	48,284,845
Warrants exercised on a cashless basis:
$0.9375 per share	32,249	32	(32)	—	—	—	—
$1.70 per share	162,430	162	(162)	—		—	—
Warrants exercised for cash:
$0.72 per share	16,379	16	11,777	—	—	—	11,793
$2.50 per share	73,125	73	182,740	—	—	—	182,813
$5.00 per share	26,246	27	131,204	—	—	—	131,231

Balance forward	80,459,945	$80,460	$83,099,695	$—	$32,492	$(34,601,965)	$48,610,682

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTERIZED THERMAL IMAGING, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2003, 2002, AND 2001
AND FOR THE PERIOD JUNE 10, 1987 (INCEPTION) THROUGH JUNE 30, 2003

			Additional Paid-in Capital	Subscription Receivable	Accumulated Other Compre - hensive Income	Losses Accumulated During the Development Stage

	Common Stock

	Shares	Amount					Total

Balance Forward	80,459,945	$ 80,460	$ 83,099,695	$ —	$ 32,492	$ (34,601,965)	$ 48,610,682
Options exercised for cash:
$0.70 per share	264,286	264	184,736				185,000
$1.50 per share	45,766	46	68,603	—	—	—	68,649
$1.70 per share	105,659	106	179,516	—	—	—	179,622
Stock issued to Company’s 401K plan at $4.5739 per share	11,533	12	52,739	—	—	—	52,751
Stock issued for services:
$3.75 per share	189,357	189	134,646	—	—	—	134,835
Compensation expense on options marked to market	—	—	3,840,942	—	—	—	3,840,942
Refund received of stock offering costs			192,664				192,664
Deemed dividend on extension of warrants	—	—	198,680	—	—	(198,680)	—
Options issued at a discount to market	—	—	270,986	—	—	—	270,986
Options extended beyond their expiration date	—	—	1,687,250	—	—	—	1,687,250
Other comprehensive income	—	—	—	—	73,883	—	73,883
Net loss accumulated in 2001	—	—	—	—	—	(26,112,584)	(26,112,584)

Balance at June 30, 2001	81,076,546	81,077	89,910,457	—	106,375	(60,913,229)	29,184,680
Options issued for services:
$1.55 per share	—	—	7,185	—	—	—	7,185
$1.88 per share	—	—	3,486	—	—	—	3,486
$1.95 per share	—	—	14,463	—	—	—	14,463
Options exercised for cash:
$0.75 per share	1,000,000	1,000	749,000	—	—	—	750,000
$0.97 per share	500,000	500	484,500	—	—	—	485,000
$1.50 per share	54,002	54	80,950	—	—	—	81,004
Stock issued for cash:
$0.98 per share	200,126	200	189,800	—	—	—	190,000
Stock issued for services	50,000	50	(50)	—	—	—	—
Warrants exercised for cash:
$2.50 per share	122,715	122	306,665	—	—	—	306,787
Warrants issued for financing:
$1.87 to $2.03 per share	—	—	118,905	—	—	—	118,905
Warrants exercised on a cashless basis
$1.19 per share	924	1	(1)	—	—	—	—
Compensation expense on options marked to market	—	—	(3,501,170)	—	—	—	(3,501,170)
Other comprehensive loss	—	—	—	—	(92,197)	—	(92,197)
Detachable warrants issued with convertible debentures	—	—	35,959	—	—	—	35,959
Beneficial conversion feature on convertible debentures	—	—	244,293	—	—	—	244,293
Preferential dividend to a shareholder	—	—	—	—	—	(79,000)	(79,000)
Net loss	—	—	—	—	—	(21,703,331)	(21,703,331)

Balance at June 30, 2002	83,004,313	$ 83,004	$ 88,644,442	$ —	$ 14,178	$ (82,695,560)	$ 6,046,064

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTERIZED THERMAL IMAGING, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)
FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001
AND FOR THE PERIOD JUNE 10, 1987 (Inception) THROUGH JUNE 30, 2003

	Common Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Comprehensive Income	Losses Accumulated During the Development Stage	Total

	Shares	Amount

Balance at June 30, 2002	$ 83,004,313	$ 83,004	$ 88,644,442	$ —	$ 14,178	$ (82,695,560)	$ 6,046,064
Stock Issued for Cash
$0.63 per share	143,609	144	81,926	—	—	—	82,070
$0.64 per share	119,241	119	68,997	—	—	—	69,116
$0.54 per share	199,122	199	98,791	—	—	—	98,990
$0.48 per share	147,140	147	64,063	—	—	—	64,210
$0.17 per share	2,955,083	2,955	464,515	—	—	—	467,470
Stock issued to redeem convertible debenture
$0.58 per share	199,039	199	115,800	—	—	—	115,999
$0.61 per share	142,494	142	86,922	—	—	—	87,064
$0.57 per share	141,060	141	79,859	—	—	—	80,000
$0.51 per share	225,739	226	115,774	—	—	—	116,000
$0.27 per share	209,098	209	56,791	—	—	—	57,000
$0.12 per share	4,091,653	4,092	495,908	—	—	—	500,000
$0.09 per share	2,234,043	2,234	207,766	—	—	—	210,000
$0.09 per share	2,450,617	2,450	212,550	—	—	—	215,000
$0.09 per share	3,224,146	3,224	269,539	—	—	—	272,763
$0.09 per share	936,867	937	87,129	—	—	—	88,066
$0.09 per share	1,188,910	1,189	99,393	—	—	—	100,582
$0.09 per share	2,979,584	2,980	379,797	—	—	—	382,777
$0.09 per share	2,768,530	2,769	352,895	—	—	—	355,664
$0.09 per share	1,931,720	1,932	252,282	—	—	—	254,214
Price modification of convertible debenture	—	—	1,769,883	—	—	—	1,769,883
Price modification of warrants attached to the convertible debenture	—	—	6,956	—	—	—	6,956
Stock issued to 401(k) retirement account	37,090	37	21,846	—	—	—	21,883
Compensation marked to market	—	—	7,280	—	—	—	7,280
Other comprehensive loss	—	—	—	—	(14,178)	—	(14,178)
Net loss	—	—	—	—	—	(11,738,228)	(11,738,228)

Balance at June 30, 2003	109,329,098	$ 109,329	$ 94,041,104	$ —	$ —	$ (94,433,788)	$ (283,355)

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTERIZED THERMAL IMAGING, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2003, 2002, AND 2001
AND FOR THE PERIOD JUNE 10, 1987 (INCEPTION) THROUGH JUNE 30, 2003

	Years Ended June 30,			From Inception through June 30, 2003

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,738,228)	$(21,703,331)	$(26,112,584)	$(94,156,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	439,780	1,600,015	2,258,445	5,055,415
Impairment loss and disposition of assets	685,798	8,717,149	2,893,849	12,296,796
Amortization of bond premium (discount)	69,107	57,025	(74,685)	51,447
Amortization of discount on convertible debenture and deferred finance costs	609,760	109,181	—	1,648,594
Conversion expense of convertible debenture	1,776,839	—	—	1,776,839
Common stock, warrants, and options issued as compensation for services	—	25,134	270,986	9,639,920
Options extended beyond their expiration date	—	—	1,687,250	1,687,250
Common stock issued for interest expense	—	—	—	423,595
Stock-based compensation on options marked to market	7,280	(3,501,170)	3,840,942	347,075
Common stock issued to settle litigation	—	—	—	514,380
Options issued at discount to market to settle litigation	—	—	—	475,000
Options issued at discount to market as compensation expense	—	—	134,836	226,586
Common stock issued for failure to complete timely registration	—	—	—	82,216
Common stock issued to 401(k) plan	21,883	—	52,751	117,860
Extraordinary gain on extinguishment of debt	—	—	—	(65,637)
Bad debt expense	(91,502)	191,351	346,874	446,723
Interest expense on convertible debenture	404,906	87,500	—	492,406
Changes in operating assets and liabilities:
Accounts receivable – trade	(281,748)	144,835	(230,040)	(426,952)
Accounts receivable – other	116,617	442,463	(119,807)	265,912
Inventories	772,573	(435,339)	(532,892)	(129,106)
Prepaid expenses	204,196	(244,736)	244,696	(68,474)
Accounts payable	(336,931)	(810,860)	1,114,802	502,185
Accrued liabilities	(932,540)	494,369	104,442	291,533
Accrued litigation settlement	(1,300,000)	1,400,000	—	100,000
Deferred revenues	366,744	408,646	(1,738,740)	786,650

Net cash used in operating activities	(9,205,466)	(13,017,768)	(15,858,875)	(57,617,895)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	127,006	—	—	131,796
Capital expenditures	(105,489)	(687,595)	(1,160,616)	(2,812,907)
Acquisition of Thermal Imaging, Inc. common stock	—	—	(40,000)	(100,000)
Purchase of software license	—	—	—	(3,850,000)
Purchase of investments available for sale	—	(15,447,740)	(2,070,655)	(43,851,010)
Proceeds from redemption of investments available for sale	7,919,684	18,365,615	17,183,558	43,468,857
Acquisition of Bales Scientific common stock, net of cash acquired	—	—	—	(5,604,058)

Net cash provided by (used in) investing activities	7,941,201	2,230,280	13,912,287	(12,617,322)

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTERIZED THERMAL IMAGING, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2003, 2002, AND 2001
AND FOR THE PERIOD JUNE 10, 1987 (INCEPTION) THROUGH JUNE 30, 2003

				From Inception through June 30, 2003
	Years Ended June 30,

	2003	2002	2001

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants, net of offering costs	$781,856	$1,812,791	$759,106	$63,976,581
Advances to affiliate	—		—	(107,864)
Advances from stockholders	—	—	—	2,320,738
Preferential dividend	—	(79,000)	—	(79,000)
Proceeds from borrowing net of finance costs	—	2,180,208	—	5,756,339
Payments on debt	—	—	—	(1,177,190)

Net cash provided by financing activities	781,856	3,913,999	759,106	70,689,604

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(482,409)	(6,873,489)	(1,187,482)	454,387
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	936,796	7,810,285	8,997,767	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$454,387	$936,796	$7,810,285	$454,387

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest expense	$—	$—	$—	$8,770
Income taxes	—	—	—	—
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Common stock issued to reduce debenture, interest and penalty	$2,835,129	$—	$—	$2,835,129
Warrants issued for financing costs	—	118,905	—	118,905
Common stock issued to individuals to acquire minority interest of subsidiary	—	—	—	165,500
Common stock issued in consideration of Bales Scientific	—	—	—	5,500,000
Options issued at discount to market in connection with offering	—	—	—	744,282
Stock offering costs capitalized	—	—	—	(744,282)
Common stock issued for advances from shareholders	—	—	—	2,320,738
Common stock issued for notes payable, accrued discount and interest	—	—	—	2,224,953
Common stock issued for convertible subordinated debentures	—	—	—	640,660
Common stock issued for liabilities	—	—	—	50,000

The accompanying notes are an integral part of these consolidated financial statements.

COMPUTERIZED THERMAL IMAGING, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2003, 2002, AND 2001

1.         SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Organization—Computerized Thermal Imaging, Inc. (the “Company” or “CTI”), a Nevada Corporation, develops and markets thermal imaging systems for applications in healthcare and industrial markets. The Company’s system is based upon computer interpretation of thermal photography using proprietary software developed by the Company. The Company also applies elements of its core thermal imaging technology to industrial non-destructive testing applications. The Company is considered a development stage enterprise because it has not yet generated significant revenues from the sale of its products and has not received FDA approval on its primary product, the Breast Imaging System: the BCS 2100™ (the “BCS 2100”).

Since inception, the Company has devoted substantially all of its efforts to: 1) the development and improvement of systems for commercial application of thermal imaging technology in the medical industry; 2) the development of markets for its technology; and 3) the search for sources of capital to fund its efforts. On April 18, 2000, the Company acquired 100 percent of the outstanding common stock of Bales Scientific, Inc. (“Bales”), a company that designs, manufactures, and sells high-resolution, dynamic, digital infrared-imaging workstations and related products for both medical and industrial applications.

Basis of Presentation—The Company’s consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has been primarily involved in research and development activities. This has resulted in significant operating losses and an accumulated deficit at June 30, 2003, of $94,433,788. As explained in the paragraphs below, the Company has numerous conditions which may adversely affect its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

The following conditions may adversely effect the Company’s ability to continue as a going concern:

The Company has not received regulatory approval for the BCS 2100. On December 10, 2002, the Radiological Devices Advisory Panel (the “Panel”) voted four to three against recommending the BCS 2100 for FDA approval. On January 24, 2003, the FDA advised the Company that it concurred with the Panel’s recommendation to not approve the Company’s pre-market approval application. Regulatory approval is contingent upon, among other things, successful negotiation with the FDA to reverse its decision or conduct additional data analysis, clinical trials and other steps followed by an FDA audit of the Company’s manufacturing and clinical trial practices. There is no assurance that the Company will receive FDA approval.

If the BCS 2100 receives FDA approval, the Company’s cash flow and profitability will be dependant upon, among other things, successful marketing and acceptance of the system by the medical community, obtaining reimbursements from private and public insurance providers for procedures performed with the BCS 2100, and that customers will find these reimbursements sufficient to warrant its use. There is no assurance that the Company will be able to successfully market the system, secure reimbursements, nor can the Company assure that customers will believe reimbursements offered are sufficient. During 2002, five different class-action lawsuits were filed against the Company (see Note 8). The lawsuits allege that the Company misled shareholders regarding such things as FDA approval and other matters. The Company’s bylaws and contractual agreements require the Company indemnify its current and former directors and officers by providing legal defense and covering damages they may suffer if the plaintiffs are successful.

The Company’s current operating plan for fiscal 2003 assumes the expenditure of approximately $4 million for general and administrative costs, research and development, marketing, and continuing efforts to secure FDA approval of our BCS 2100. The operating plan does not encompass: 1) additional costs required to bring the BCS 2100 to market if FDA approval is obtained; 2) defending class action lawsuits or settling litigation (see Note 8); or 3) start new clinical trials as described the FDA non approvable letter, which describes additional steps we can take to obtain approval including more clinical trials and further research. In order to fund operations, the Company will be required to raise additional capital through debt or equity financing. Uncertainties regarding FDA approval for the BCS 2100 and shareholder litigation may make fundraising more difficult.

Management of the Company, has taken certain actions in response to these risk factors. Management believes that regulatory approval is contingent upon, among other things, successful negotiations and resolution to FDA concerns and a device panel review and an audit of the Company’s manufacturing and clinical trial practices. We cannot guarantee whether or when the FDA will approve the BCS 2100, and have retained consultants to assist with preparation for the Radiological Devices Panel meeting, manufacturing practices and clinical trial audits. The FDA could affirm its prior decision, approve our application or approve our application with conditions. Unless and until we receive approval or conditional approval, which could include having to conduct further clinical trials, clinical studies or analysis of clinical trial data; we will conduct clinical studies of and analysis of existing clinical trial data to develop product improvements, obtain patient and clinician feedback and collect clinical data for product training purposes. We cannot sell, market or distribute the BCS 2100 for commercial use until we receive FDA approval. The BCS 2100 is also not currently approved for use in any foreign country.

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

In connection with shareholder lawsuits filed against the Company, which the Company believes are without merit, and subsequent denial of coverage by the Company’s Directors and Officers Liability insurance carrier; the Company has retained counsel to defend the shareholder litigation and insurance counsel to manage its relationship with the D&O insurance carrier.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Computerized Thermal Imaging Company (“CTICO”), formerly known as Thermal Medical Imaging, Inc, which was dissolved during June 2001, and Bales Scientific, Inc. All intercompany transactions and accounts have been eliminated.

Use of Estimates in Preparing Financial Statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents—Cash and cash equivalents include cash in checking accounts and short-term highly liquid investments with an original maturity of three months or less.

Concentration of Credit Risk—Financial instruments which potentially subject the Company to credit risk consist primarily of cash in bank. The Company maintains its cash in bank deposit accounts insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Company’s accounts at times may exceed federally insured limits.

Investments Available for Sale—The Company invests cash reserves in U.S. government securities, corporate bonds and certificates of deposit. All investments are classified as available for sale and are reported at fair market value with net unrealized gains or losses (net of taxes) reported as a separate component of stockholders’ equity. The Company has no investments available for sale mature during the year ending June 30, 2003. For computing the realized gain or loss on sales of investments available for sale, the cost of a security sold or the amount reclassified out of accumulated other comprehensive income into earnings was determined by specific identification.

Inventories—Inventories consist of finished goods, work-in-process, and raw materials. Inventories are stated at the lower of cost or market, with cost determined using the first-in first-out method.

Property and Equipment—Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives:

Leasehold improvements	3	years
Office furniture and fixtures	5–7	years
Machinery and equipment (including demonstration equipment)	2–7	years

Intangible Assets—Intangible assets are stated at cost and amortized using the straight-line method over their estimated useful lives:

Intellectual property rights	10	years

Revenue Recognition—The Company generates revenues from sales of its products and from services provided to its customers. The Company sells its products to independent distributors and to end customers. With the exception of sales transactions in which a customer may return defective product, the Company does not provide its customers with other rights to return products.

The Company recognizes revenue from its product sales to end customers upon shipment of products when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations remain, the fee is fixed or determinable, and collectibility is probable. If these conditions are not met, revenue is deferred until such obligations and conditions are fulfilled. If the Company retains an ongoing obligation under a sales arrangement, revenue is deferred until all of the Company’s obligations are fulfilled.

Beginning July 1, 2001, revenue on shipments to distributors is deferred until cash payment from the distributor is received by the Company, which is generally when the product is sold by the distributor to the end customer. Prior to that date, revenue on shipments to distributors, which was not significant, was recognized upon shipment to the distributor if all of the criteria for revenue recognition were satisfied. The Company believes that deferral of revenue on shipments to distributors until cash payment is received is a more meaningful measurement of results of operations.

Certain of the Company’s products contain software that is not considered incidental to the product. Sales of those products are subject to the provisions of AICPA Statement of Position No. 97-2, Software Revenue Recognition, as amended, which requires the deferral of revenue from certain multiple-element arrangements. The Company defers revenue from multiple-element arrangements until all elements have been delivered.

Deferred revenues at June 30, 2003 is approximately $787,000 and consists of $10,000 of deferred medical revenues, $300,000 of deferred revenues from the Nanda licensing and manufacturing agreement, $28,000 of deferred warranty revenues and $449,000 of deferred industrial revenues and deposits relating the Turbine Blade Inspection System ("TBIS") the Company shipped to Pratt & Whitney (see Note 5). Deferred Revenues at June 30, 2002 is approximately $420,000 and consists of $80,000 of deferred medical revenues, $20,000 of deferred warranty revenues and $320,000 of deferred industrial revenues and deposits.

Service revenue is derived from the non-destructive testing of turbine blades and other items. Service revenue is recognized upon completion of the services. The Company offers extended warranties on certain of its products. Warranty revenue, which is not significant, is recognized ratably over the period of the agreement as services are provided.

Income Taxes—The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes. The Company has provided a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

Research and Development Expenses—The Company expenses as incurred the direct, indirect, and purchased research and development costs associated with its products. Research and development expenses for the years ended June 30, 2003, 2002 and 2001 were approximately $3,765,000, $6,141,000 and $8,703,000 respectively.

Impairment of Long-Lived Assets—The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company impaired approximately $711,000 of tangible and intangible assets and $8,700,000 of goodwill, for the years ended June 30, 2003 and 2002 respectively, based on its assessment that the entire carrying value of the assets and goodwill was not recoverable. The statement of cash flows for impairment loss and disposition of assets contains an impairment loss of approximately $711,000 of assets and $25,000 of gain on disposition of assets.

Stock-Based Compensation—The Company has elected to follow the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees for Stock-Based Compensation, for stock options granted to employees and directors and to furnish the pro forma disclosure required under Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended. Transactions in which the Company receives goods or services in exchange for equity instruments of the Company are accounted for based on the fair value of the equity instrument issued.

Modifications to the terms of previously fixed stock options or awards granted to employees are accounted for in accordance with APB Opinion No. 25 and Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an interpretation of Accounting Principles Board (APB) Opinion No. 25 (“FIN 44”). During the year ended June 30, 2001, the Company reduced the exercise price of approximately 1,939,000 unexercised employee stock options to the fair market value of the Company’s common stock on the date of the repricings. The repricings resulted in variable accounting for the options and a corresponding charge to compensation expense in the accompanying statement of operations totaling $3,840,000 in 2001. Due to the significant decline in the Company’s stock price during 2002, the Company recorded a recovery of previously recognized compensation expense totaling $3,501,000 for the year ended June 30, 2002.

If compensation cost for options or awards granted to employees had been determined based on SFAS No. 123, the Company’s net loss and basic and diluted loss per common share would have changed to the pro forma amounts indicated below:

	2003	2002	2001

Net loss:
As reported	$(11,738,228)	$(21,703,331)	$(26,112,584)
Pro forma	(12,389,458)	(25,990,516)	(25,476,420)
Basic and diluted loss per common share:
As reported	$(0.13)	$(0.26)	$(0.32)
Pro forma	(0.14)	(0.32)	(0.32)

The fair value of the options and awards was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2003, 2002 and 2001:

1)	risk-free interest rate between 2.00 and 6.43 percent depending upon the term of the option;
2)	no dividend yield;
3)	no discount for lack of marketability;
4)	expected life of from 1 to 5 years; and
5)	and a volatility factor of the expected market price of the Company’s common stock from 1.68% to 68% for the years ended June 30, 2000 through 2003

Accrued Liabilities—Accrued liabilities consist of the following at June 30, 2002 and 2001:

	2003	2002

Accrued bonuses	$—	$284,163
Accrued vacation	23,881	195,046
Other accrued employee costs	26,921	125,334
Accrued legal and other professional services	233,899	517,813
Interest payable	—	87,500
Other accrued liabilities	121,331	216,216

Total accrued liabilities	$406,032	$1,426,072

Comprehensive Income—The Company classifies components of other comprehensive income in the consolidated financial statements and displays the accumulated balance of other comprehensive income as a separate component of stockholders’ equity in the consolidated balance sheets.

Net Loss Per Share—Net loss per share is based on the net loss and the weighted average number of common shares outstanding during each period. Common equivalent shares from common stock options and warrants are excluded from the computation of diluted earnings per share, as their effect would be antidilutive to the loss per share for all periods presented. Options to purchase 4.4 million, 10.3 million, and 10.9 million shares of common stock and warrants to purchase 6.5 million, 6.7 million, and 8.5 million shares of common stock were outstanding at June 30, 2003, 2002, and 2001, respectively, but were not included in the computation of diluted earnings per share because the instruments’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Common equivalent shares of approximately 200,000 and 4.4 million from the convertible debenture are excluded from the computation of diluted earnings per share for the year ended June 30, 2003 and 2002 respectively, as their effect would be antidilutive.

Financial Instruments—With the exception of the convertible debenture, the Company believes the carrying values of its financial instruments approximate their fair values. Due to the complexities of the convertible debenture (see Note 2), such as the beneficial conversion feature, trigger events, and interrelationship with the warrants and equity line, it is not practicable for the Company to estimate the fair value of the convertible debenture. From January 1, 2002 to June 30, 2003, the effective interest rate the Company is paying on the convertible debenture approximates 23 percent due to the amortization of the deferred finance costs and the discount resulting from the beneficial conversion feature.

Recently Issued Financial Accounting Standards—In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not believe that the adoption of FIN 46 will have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue No. 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF Issue No. 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue No. 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue No. 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of EITF Issue No. 00-21 will adopted in the first quarter of fiscal 2004 and is not expected to have a material impact on the consolidated financial statements.

In December 2002, the FASB issued Statement of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company has provided the required interim and annual disclosures since the beginning of the quarter ended March 31, 2003.

In April 2003, the FASB issued SFAS No. 149, Amendments of Statement 133 On Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which is effective the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how the Company classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The Company believes the adoption of SFAS No. 150 will not have a material effect on the Company’s consolidated financial position or results of operations.

Reclassification—Certain prior period amounts have been reclassified to conform to the current year presentation.

2.        CONVERTIBLE DEBENTURE

On December 31, 2001, the Company entered into a financing agreement (the “Agreement”) with Beach Boulevard, LLC (the “Investor”), pursuant to which the Company issued a 7 percent convertible debenture in the amount of $2.5 million (the “Convertible Debenture”) and secured an equity line of credit (the “Equity Line”) that allows the Company to sell up to $20 million in common stock to the Investor at 94 percent of the market price, as defined by the Agreement. The Convertible Debenture is due on December 31, 2004. The terms of the Agreement permit the Investor to convert the Convertible Debenture into 2,100,694 shares of common stock at a conversion price of $1.44 per share at any time during the term of the Agreement. Interest on the Convertible Debenture is due on the conversion date and is payable, at the option of the Company, in cash or common stock.

In connection with the agreement, the Company entered into a registration rights agreement and subsequently filed an effective registration statement with the SEC. The Investor had the option to require the Company to redeem all or a portion of the Convertible Debenture if the average closing bid price of the Company’s common stock for the 90 consecutive trading days after the effective date of the registration statement is less than $1.44 (a “Trigger Event”). The amount redeemable is equal to 111 percent of the principal balance of the

Convertible Debenture and accrued interest (the “Redeemable Balance”). If a Trigger Event occurs, the Investor is required to provide notice to the Company of its election to force redemption and to specify the date (the “Redemption Due Date”) on which the Redeemable Balance is to be paid. If the Company does not pay the Redeemable Balance in full by the Redemption Due Date, the Company is required to issue registered unrestricted shares of common stock pursuant to a series of mandatory put notices consistent with the terms of the Equity Line. If the Redeemable Balance is not satisfied through the mandatory puts within six months of the Investor’s notice to force redemption, the unpaid portion of the Redeemable Balance is required to be paid immediately.

In connection with the Agreement, the Company issued the Investor warrants for the purchase of 260,417 shares of common stock at $2.03 a share and 641,026 shares of common stock at $1.95 a share, which expire December 31, 2004 and December 31, 2007, respectively. The proceeds from the Debenture Offering were allocated between the Convertible Debenture, the beneficial conversion feature, and the warrants issued to the Investor. The Company also issued separate warrants to an investment bank for the purchase of 100,000 shares of common stock at $1.87 per share. The fair market value of these warrants and other related financing costs have been recorded as deferred financing costs. Because of the Trigger Event discussed in the preceding paragraph, the deferred financing costs have been amortized over the six-month period ending January 25, 2003.

The fair value of the warrants issued in connection with the Agreement was estimated using the Black-Scholes pricing model with the following assumptions: (1) risk free rate of 2.17 percent, (2) expected life of one year, (3) expected volatility of 44.6 percent, and (4) no expected dividends.

On July 25, 2002, the Investor notified the Company that a Trigger Event had occurred and the Redeemable Balance of the Convertible Debenture became due. On the date of the Trigger Event, the Redeemable Balance was approximately $2,898,000, which included principal of $2,500,000, $111,000 of accrued interest and $287,000 of penalty. The Company elected to satisfy the Redeemable Balance through a series of mandatory put notices based on the terms of the Equity Line. The terms of the Equity Line provide for one mandatory put per month and a maximum put amount per month equal to the lesser of $500,000 or 125 percent of the weighted average trading volume of the Company’s common stock for the 20 days immediately preceding the date of the mandatory put notice.

In connection with the terms of the Agreement, the Company issued 5,009,083 shares of common stock pursuant to a series of mandatory put notices during the period July 1, 2002 through January 29, 2003. The proceeds were applied to redeem approximately $685,000 of the Convertible Debenture and to pay accrued interest and penalties totaling $176,000 and $95,000, respectively.

On January 29, 2003, the Company received a Holder Redemption Notice (the “Notice”) from the Investor. The Notice, referencing the Agreement, stated that the Investor demanded payment of the Redeemable Balance. Pursuant to the Agreement, the Company had five days to pay the balance in cash. Because the Company did not pay the Redeemable Balance as requested by the Investor, the Company was considered to be in default based on the terms of the Agreement.

On February 5, 2003, the Company received approximately $210,000 from the issuance of 2,234,043 of common stock pursuant to the terms of the Equity Line. The proceeds were used to redeem approximately $183,000 of the Convertible Debenture and to pay accrued interest and penalties totaling $6,000 and $21,000, respectively.

On or about February 21, 2003, the Company and the Investor entered into an agreement which was formalized on March 19, 2003, (“Amendment Agreement”) whereby the Company agreed to reduce the conversion price in the Convertible Debenture from $1.44 per share to an amount equal to the lower of (a) $1.44 (the “Fixed Conversion Price”) or (b) ninety-four percent (94%) of the average of the lowest closing bid prices (not necessarily consecutive) for any three trading days during the ten trading days period immediately preceding the conversion date. The Company also agreed to reduce the exercise price of the warrants that were issued to the Investor in connection with the Agreement to $0.087733 per share, which was the average of the lowest closing bid prices for any of the three trading days during the ten trading days period immediately preceding the Amendment Agreement. Pursuant to the Amendment Agreement, the Investor exercised warrants to purchase 260,417 shares of common stock at an agreed-upon exercise price of $0.087733 per share and (2) converted approximately $86,000 in principal of the Convertible Debenture into 977,244 shares common stock at the agreed-upon conversion price of $0.087733 per share. The proceeds from the exercise of the warrants totaling approximately $23,000 were applied to redeem approximately $20,000 of the Convertible Debenture and to pay accrued interest of approximately $2,000. In connection with the modification of the conversion terms of the Convertible Debenture, which was considered to be an inducement to convert the Convertible Debenture, and the reduction of the exercise price of the Investor’s warrants, the Company recorded an interest expense totaling approximately $1,770,000 during the quarter ended March 31, 2003.

On February 21, 2003, the Company issued 1,212,956 shares of common stock pursuant to a mandatory put notice. The proceeds were applied to redeem approximately $91,000 of the Convertible Debenture and to pay accrued interest and penalties totaling $5,000 and $11,000, respectively. On March 19, 2003, the Company entered into an agreement with the Investor (the “Amendment Agreement”) that formalized the terms reached in the February 21, 2003 Agreement. In connection with the Amendment Agreement, the Investor also agreed to defer its demand for immediate payment of the full amount due under the Notice for at least 90 days and agreed to not file suit against the Company, its officers, employees, partners or agents for a period of 90 days. Upon execution of the Amendment Agreement, the Investor converted $272,000 in principal of the Convertible Debenture, including $7,000 of interest, into 3,224,146 shares of common stock.

During June 2003, the Company executed a second amendment to the debenture pursuant to which the investor agreed to accept approximately 200,000 shares of restricted stock in payment for the remaining $157,000 outstanding under the debenture.

3.         INVESTMENTS AVAILABLE FOR SALE

The following table summarizes the Company’s investments available for sale (in thousands):

	2003				2002

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate securities	$—	$—	$—	$—	$4,379	$13	$(22)	$4,370
Government securities	—	—	—	—	3,500	23	—	3,523
Other	—	—	—	—	110	—	—	110

Total	$—	$—	$—	$—	$7,989	$36	$(22)	$8,003

Contractual maturities and yields of investments in available-for-sale securities at June 30 were as follows (in thousands):

	Corporate Securities			Government Securities			All Other Debt Securities

	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield	Amortized Cost	Fair Value	Yield

2002
Due within 1 year	$4,379	$4,370	6.7%8	$—	$—		$110	$110	4.00%
After 1 but within 5 years	—	—		3,500	3,523	3.40%	—	—	—

Total	$4,379	$4,370	6.78%	$3,500	$3,523	3.40%	$110	$110	4.00%

Proceeds from sales of investments available for sale were approximately $2,171,000, $2,006,000 and $8,184,000 for the years ended June 30, 2003, 2002 and 2001, respectively. Proceeds from maturities of investments available for sale were approximately $5,749,000, $16,360,000 and $9,000,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

Realized gains from sales of investments available for sale were approximately $10,000, $16,000 and $22,000 for the years ended June 30, 2003, 2002 and 2001, respectively. There were no gross realized losses during 2003, 2002 and 2001.

4.        INVENTORIES

Inventories consist of the following at June 30, 2003 and 2002:

	2003	2002

Raw materials	$79,159	$490,464
Work-in-process	19,286	102,178
Finished goods	207,419	485,795

Total	$305,864	$1,078,437

Finished goods inventories include approximately $4,000 of inventories related to medical deferred revenues of approximately $10,000 at June 30, 2003 Finished goods inventories include approximately $151,000 of industrial inventories and $70,000 of medical inventories relating to revenues that have been deferred at June 30, 2002.

Inventory and commitments are based upon future demand forecasts. During fiscal 2003, inventory levels exceeded our forecast requirements and we recorded an additional excess inventory charge of $395,000 in accordance with our policy.

The Company reserves for excess and obsolete inventory by comparing inventory on hand to estimated consumption during the next twelve months. Consumption is estimated by annualizing trailing three or six month sales volumes, adjusting those volumes for known activities and trends and then comparing forecast consumption to quantity on hand. Any difference between inventory on hand and estimated consumption is recorded to cost of revenues and an excess and obsolete reserve which is included as an element of net inventory reported on our Balance Sheet. Amounts charged into the inventory reserves are not reversed to income until the reserved inventory is sold or otherwise disposed.

5.        PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2003 and 2002:

	2003	2002

Leasehold improvements	$94,403	$211,769
Office furniture and fixtures	38,403	348,732
Machinery and equipment	569,199	1,815,261

	702,005	2,375,762
Less accumulated depreciation	(389,286)	(936,889)

Property and equipment, net	$312,719	$1,438,873

Depreciation expense for the years ended June 30, 2003, 2002, and 2001 was approximately $436,000, $477,000, and $1,053,000, respectively.

As of June 30, 2003, machinery and equipment include approximately $252,000 of demonstration equipment and $147,000 of industrial equipment held for sale. As of June 30, 2002, machinery and equipment include approximately $311,000 of demonstration equipment and $102,000 of equipment held for sale. Assets held for sale at June 30, 2003 and 2002 are included in property and equipment in the accompanying balance sheet. Demonstration equipment is used in clinical studies, tradeshows, research and development, and customer demonstrations is recorded at cost and amortized over two years. The asset held for sale is an industrial turbine testing machine that has been shipped to Pratt & Whitney. The Company will record a gain on assets held for sale once the Company has met the existing post sale obligations relating to the sale.

For the year ended June 30, 2003, the FDA’s decision to not approve the BCS pre-market application has raised substantial uncertainty in the Company’s ability to eventually market and sell the BCS. This factor coupled with the other conditions listed in Note 1 have raised substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the Company evaluated the carrying value of all operating assets and, based on the Company’s estimated undiscounted net cash flows, determined that its assets were impaired. The Company recorded an impairment charge of approximately $694,000 relating to its medical and industrial operating assets. These assets include computers, equipment, furniture, leasehold improvements, software and other operating assets.

During the year ended June 30, 2001, the Company recognized an impairment loss of approximately $150,000 relating to medical assets.

6.        INTANGIBLE ASSETS

Intangible assets consist of the following at June 30, 2003 and 2002:

	2003	2002

Intellectual property rights	$33,062	$50,000
Less accumulated amortization	(14,997)	(10,994)

Net Intangible assets	$18,065	$39,006

For the year ended June 30, 2003, the FDA’s decision to not approve the BCS pre-market application has raised substantial uncertainty in the Company’s ability to eventually market and sell the BCS. This factor coupled with other conditions listed in Note 1 have raised substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the Company evaluated the carrying value of its intangible asset based on estimated undiscounted net cash flows and determined that its intangible asset was impaired and recorded an impairment write-down of approximately $17,000 as of June 30, 2003.

For the year ended June 30, 2002, the Company’s annual operating plan was based on assumptions that during 2002 the Company would: a) secure FDA approval of its BCS 2100 by the end of 2002; b) begin marketing the BCS 2100 for sale; c) expand the pain management markets and significantly increase revenue growth; d) sell turbine blade inspection systems on a routine basis; e) conclude significant litigation; and f) raise adequate capital to continue developing its products and name recognition for its products.

As of June 30, 2002, the FDA had not approved the BCS 2100 and market acceptance of the Company’s pain management and industrial products had not achieved expected levels. These factors coupled with other conditions (see Note 1) raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the Company revised its operating plan and evaluated the carrying value of its goodwill. Based on this evaluation, which was based on estimated undiscounted net cash flows, the Company determined that its goodwill was impaired and recorded an impairment write-down of approximately $8.7 million as of June 30, 2002.

During 2001, the Company concluded that changes in the regulatory environment precluded effective marketing of its database management system and abandoned the project. Therefore, the Company reduced the carrying value of its software license to zero, due to the fact there was no market for the license, and recognized an impairment loss of approximately $2,740,000.

Amortization expense for the years ended June 30, 2003, 2002 and 2001 was approximately $4,000, $1,123,000 and $1,205,000, respectively.

7.        INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Net deferred income taxes at June 30, 2003 and 2002 are as follows:

	2003	2002

Deferred tax assets:
Net operating loss carryforward	$28,327,179	$23,514,796
Research credit carryforward	2,193,864	1,757,076
Deferred revenue	302,860	161,664
Accrued compensation	838,767	1,041,144
Other	576,487	905,577

Total	32,239,157	27,380,257
Less valuation allowance	(32,239,157)	(27,316,907)

Deferred tax assets	—	63,350
Deferred tax liabilities:
Tax depreciation and amortization	—	(22,395)
Other	—	(40,955)

Deferred tax liabilities	—	(63,350)

Total	$—	$—

The difference between the income tax benefit in the accompanying statements of operations and the amount that would result if the U.S. Federal statutory rate of 34% was applied to pre-tax loss is as follows:

	2003	2002	2001

Computed Federal income tax benefit at statutory rate of 34%	$(3,995,818)	$ (7,405,993)	$(8,878,279)
State income tax benefit, net of federal benefit	(824,811)	(748,887)	(1,175,066)
Goodwill	—	3,343,833	463,948
Other nondeductible items	15,809	15,215	6,171
Research credit	(136,252)	(250,000)	(258,611)
True-up of prior year return	18,822	(655,330)	—
Increase in valuation allowance	4,922,250	5,701,162	9,841,837

Total	$—	$ —	$—

At June 30, 2003, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $73,577,000 of unused net operating losses available for carry forward to future years. The benefit from carry forward of such net operating losses will expire in various years between 2003 and 2022 and could be subject to severe limitations if significant ownership changes occur in the Company. Of the unused net operating losses noted above, approximately $6.0 million relates to losses incurred by the Company’s subsidiary, CTICO. In fiscal years prior to June 30, 2001, CTICO was not included in the consolidated federal income tax returns of the Company. Accordingly, the $6.0 million loss incurred by CTICO is further subject to separate limitations that severely restrict the ability of the Company to use such losses.

8.        COMMITMENTS AND CONTINGENCIES

Litigation—The Company is involved in a lawsuit, Al-Hasawi v CTI, brought in connection with its April 2000 private placement wherein the plaintiffs allege non-payment of cash and options earned in connection with their efforts in that funding. Al-Hasawi asserts the Company failed to pay him commissions of approximately $516,000 plus stock options to purchase 1,070,000 shares of common stock, valued by the plaintiff at $15 million.

The Company has categorically denied all of the individual’s claims and has affirmatively alleged that, at all times, the individual acted as an agent of Financial Services Group, a shareholder of the Company. The Company is currently engaged in discovery and no trial date yet has been set. The likelihood of an unfavorable outcome or the extent of any potential loss is not presently determinable.

In 2002, five different class-action lawsuits, which were ultimately consolidated into one lawsuit, were filed against the Company in the U.S. District Court in Oregon. Each suit makes substantially the same allegations: the Company misled shareholders regarding such things as FDA approval and other matters, which the plaintiffs believe caused significant damage to the shareholders at the time of these alleged misrepresentations and omissions. The Company believes the allegations are without merit and intends to defend them vigorously. Defending this lawsuit will require additional legal expenses to defend, may adversely impair the Company’s ability to raise funds from outside third parties and will distract certain members of management from day-to-day operations. Moreover, the Company’s insurance carrier has previously denied coverage of the plaintiffs’ claims and, accordingly, has indicated it will not cover the costs of defending the claims and will not pay any resulting damages the Company may suffer if the plaintiffs are successful.

On April 17, 2003, the class action lawsuit was dismissed without prejudice pending repleading within 21 days by the plaintiffs of certain allegations. The plaintiffs did not replead, and the court issued an order of dismissal with prejudice on May 13, 2003. The plaintiffs filed notice of appeal on May 20, 2003. The likelihood of an unfavorable outcome or the extent of any potential loss is not presently determinable.

In December 2002, the Company was requested to provide certain documents to the U.S. Securities and Exchange Commission and the U.S. Department of Justice in connection with possible violations of the insider trading prohibitions found in the federal securities laws. The Company believes the allegations are without merit and intends to defend them vigorously. However, defending this lawsuit has required, and in the future may require, significant additional legal expenses to defend, may make fund raising more difficult if not impossible and will distract certain members of management from day-to-day operations.

On April 11, 2003, St. Paul Properties, Inc. (the “Landlord”) filed suit against the Company in the Circuit Court for Clackamas County. The Landlord alleges that the Company breached a lease by failing to pay the rent specified under the lease. The Landlord seeks damages of approximately $667,000 plus interest and attorneys and other fees. The Company has filed an answer and affirmative defenses alleging that St. Paul Properties failed to use reasonable efforts to mitigate its damages. In addition, we are aware that much of the vacant space has been relet to a third party tenant, substantially reducing the damage claim. The Company has accrued $100,000 as an estimated cost to settle the litigation. The likelihood of an unfavorable outcome or the extent of any potential loss is not presently determinable.

Finally, under the Company’s bylaws and contractual agreements the Company is required to indemnify its current and former officers and directors who are parties to the litigation by providing legal defense through the Company’s attorneys (or reimbursing the parties for their own attorneys) and covering all damages the parties may suffer if the plaintiffs are successful.

In June 2001, the Company terminated the employment of Mr. Packer, its former president. Shortly thereafter, Mr. Packer filed suit against the Company to recover benefits, compensation, and 1,000,000 stock options granted pursuant to certain employment and separation agreements the Company had previously entered into with Mr. Packer. The Company filed a counterclaim and answer with affirmative defenses against Mr. Packer. The Company later dismissed its counterclaim and the trial court subsequently granted summary judgment in favor of Mr. Packer against the Company’s affirmative defenses. As a result, the extent of Mr. Packer’s damages remained the only outstanding issue. On August 30, 2002, the Company and Mr. Packer reached a settlement in this case that concluded Mr. Packer’s and the Company’s claims and allows the Company to avoid further defense costs and litigation risk. In connection with the settlement, the Company assumed a promissory note that was payable by Mr. Packer to another shareholder of the Company (see Note 12). The lawsuit brought by Mr. Packer was settled for $1.3 million in cash and the assumption of a $100,000 promissory note held by an affiliate shareholder of the Company.

A lawsuit brought by a former consultant was settled for $200,000 during the year ended June 30, 2002.

The Company is involved in certain other litigation matters in the normal course of business which, in the opinion of management, will not result in any material adverse effects on the financial position, results of operations, or net cash flows of the Company.

Operating Leases—The Company leases certain office and warehouse space. Total expense recorded under operating lease agreements in the accompanying consolidated statements of operations is approximately $400,000, $557,000 and $554,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

At June 30, 2002, the future minimum payments required under the noncancelable operating leases are as follows:

Year ended June 30:

2004	$203,000
2005	198,000
2006	134,000
2007	—

Total	535,000

This calculation includes lease obligations with St. Paul Properties, Inc., which the Company has stopped paying when it moved out. (see litigation above).

Other Contingencies—The Company has funded its operations in part by means of various offerings thought to be exempt from the registration requirements of the Securities Act of 1933 or various applicable state securities laws. In the event that any of the exemptions upon which the Company relied were not, in fact, available, the Company could face claims from federal and state regulators and from purchasers of their securities. Management and legal counsel, although not aware of any alleged specific violations, cannot predict the likelihood of claims or the range of potential liability that could arise from this issue.

Prior to February 4, 1998, most of the Company’s stockholders held preemptive rights to acquire shares of the Company’s common stock under certain circumstances. In certain instances, the Company failed to properly offer stockholders these preemptive rights. No shareholder has asserted any preemptive rights to date. Should any stockholder do so, the Company plans to issue shares of common stock at the price to which the stockholder was originally entitled.

9.        STOCKHOLDERS’ EQUITY

Preferred Stock—The Company has authorized 3,000,000 shares of $5.00 par value preferred stock that is convertible into shares of common stock. The Board of Directors has the authority, without further stockholder action, to issue up to 3,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof.

The Company had no preferred stock outstanding as of June 30, 2003 and 2002.

10.      STOCK WARRANTS AND OPTIONS

Warrants—A summary of warrant activity for the period from July 1, 2000, through June 30, 2003, is as follows:

	# of Shares	Exercise Price

Balance at June 30, 2000	8,884,196	$0.46 - $7.25

Exercised (including cashless exercises)	(353,398)	$0.72 - $5.00
Granted	—

Balance at June 30, 2001	8,530,798	$0.46 - $7.25

Exercised (including cashless exercises)	(132,715)	$2.50
Granted	1,001,443	$1.87 - $2.03
Forfeited	(2,680,013)	$0.72 - $7.25

Balance at June 30, 2002	6,719,513	$1.56 - $5.00

Exercised	(260,417)	$0.09
Balance at June 30, 2003	6,459,096	$1.56 - $5.00

During the year ended June 30, 2003, the Company reduced the exercise price of the warrants that were issued to the Investor from $2.028 to $0.087733 per share. These warrants were exercised to pay $21,000 of the debenture principal and $2,000 of accrued interest. The fair value of the warrant modification was estimated at the date of modification using the Black-Scholes option pricing model.

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

During the year ended June 30, 2002, the Company granted 1,001,443 warrants for the purchase of 1,001,443 common shares in connection with the issuance of the Company’s Convertible Debenture and the Equity Line (see Note 2). Warrants granted during the year ended June 30, 2000 include approximately 5,575,000 warrants issued in connection with the Company’s private placement of common stock. The exercise price of these warrants is $5, and the warrants expire in 2005. The remaining warrants issued during 2000 were issued in exchange for the receipt of services or other activities in the normal course of business. The fair value of warrants is estimated using the Black-Scholes option pricing model.

Options—Periodically, the Company issues incentive stock options to employees and officers and non-qualified options to directors and outside consultants to promote the success of the Company and enhance its ability to attract and retain the services of qualified persons.

The Company has 4,287,719 options outstanding and issued 50,000 shares of stock under the 1997 Stock Option and Restricted Stock Plans (the “Plan”) since its adoption, and could issue an additional aggregate of 5,662,281 options and shares. The Plan permits restricted stock grants to employees, officers, directors and consultants at prices that may be less than 100 percent of the fair market value of the Company’s common stock on the date of issuance. The Company also has outstanding 75,000 non-statutory stock options issued outside the Plan. Options issued under the Plan will have variable terms based on the services provided and will generally vest on the date of grant.

Employee Stock Options—The Company has granted the following fixed price stock options during the period July 1, 2000, through June 30, 2003:

	2003		2002		2001

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	7,876,762	1.83	8,457,846	1.73	5,798,617	1.56
Granted	—	—	996,499	1.25	3,119,627	2.08
Exercised	—	—	(1,517,884)	0.85	(310,052)	0.82
Forfeited	(3,509,043)	2.21	(59,699)	2.19	(150,346)	3.84

Outstanding at end of year	4,367,719	1.53	7,876,762	1.83	8,457,846	1.73

Options exercisable at year end	3,883,129		6,160,018		6,386,357

Weighted average fair value of options granted during the year	0.00		0.49		1.36

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$.63 - .91	314,100	6.38	$ 0.72	266,167	$ 0.73
$1.00 - 1.81	3,508,436	4.46	1.35	3,270,405	1.34
$2.27 - $2.95	253,818	4.47	2.55	244,212	2.56
$3.00 - $3.90	243,727	7.60	3.53	65,818	3.45
$4.00 - 5.00	47,638	7.93	4.41	36,527	4.38

$.63 - $7.72	4,367,719	4.81	$ 1.53	3,883,129	$ 1.44

Non-Employee Stock Options—Changes in stock options issued to non-employees are as follows for the years ended June 30, 2003, 2002, and 2001, respectively:

	2003		2002		2001

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	2,449,849	1.11	2,410,967	1.09	2,516,626	1.12
Granted	—	—	75,000	1.81	—
Exercised	—	—	(36,118)	1.70	(105,659)	1.70
Forfeited	(2,374,849)	1.08	—		—

Outstanding at end of year	75,000	1.81	2,449,849	1.11	2,410,967	1.09

Options exercisable at year end	75,000		2,449,849		2,410,967

Weighted average fair value of options granted during the year	—		$0.34		—

The following table summarizes information about stock options issued to non-employees that were outstanding at June 30, 2003:

	Options Outstanding			Options Exercisable

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00 - 1.81	35,000	4.18	1.64	35,000	1.64
$ 1.95	40,000	1.39	1.95	40,000	1.95

$1.00 - 1.95	75,000	2.70	$ 1.81	75,000	$ 1.81

Stock Awards – During 2001, the Company issued 80,000 restricted shares to outside directors and recorded $134,000 as compensation for services. The shares were valued at the closing price of the common stock on the date of grant. Also in 2001, the Company issued 50,000 shares of common stock to an executive in connection with a severance agreement. The shares replaced 100,000 unexercised fixed incentive stock options that were granted during 2000. In connection with the issuance of the common stock, the Company recorded approximately $137,000 in compensation expense, which was based on the closing price of the common stock on the date the replacement shares were granted.

11.      PROFIT SHARING PLAN

The Company sponsored a profit sharing plan (the Plan) under Section 401(k) of the Internal Revenue Code; however to due the financial condition of the Company has decided to temporarily terminate the Plan. The Plan was designed to allow participating employees to accumulate savings for retirement or other purposes. Under the Plan, all full-time employees were eligible to participate. The Plan allowed employees to make contributions to the Plan from salary reductions up to a maximum amount established by the Internal Revenue Service. The Company, at the discretion of the board of directors, had the option to match a percentage of employee contributions with its common stock or cash. Matching contributions vest ratably over a two-year period. During the years ended June 30, 2003, 2002 and 2001 the Company issued stock, valued on the date of issuance at $21,883, $0 and $52,751, respectively, as matched contributions to the Plan.

12.      RELATED PARTY TRANSACTIONS

The Company has been dependent upon certain individuals, officers, stockholders and other related parties to provide capital, management services, assistance in finding new sources for debt and equity financing, and guidance in the development of the Company’s business. The related parties have generally provided services and incurred expenses on behalf of the Company in exchange for shares of the Company’s common stock.

During 2002, the Company paid a shareholder $79,000. Because of inadequate documentation, the amount has been recorded as a preferential dividend to a shareholder in the accompanying statement of stockholders’ equity for the year ended June 30, 2002. The Company also assumed a $100,000 promissory note due to the same shareholder in connection with settling certain litigation (see Note 8) and in connection therewith recorded a $100,000 expense in the accompanying consolidated statement of operations for the year ended June 30, 2002.

During 2001, the Company determined that a note receivable from a shareholder totaling $130,247 was uncollectible and wrote-off the entire amount.

13.      SEGMENTS

Beginning July 1, 2001, the Company changed the structure of its internal organization such that management now evaluates the Company based on two distinct operating segments: medical and industrial products and services. Segment information for 2001 has been restated.

	2003			2002			2001

	Medical	Industrial	Total	Medical	Industrial	Total	Medical	Industrial	Total

Product revenue	$999	$444	$1,443	$750	$—	$750	$566	$—	$566
Service revenue	1	95	96	—	128	128	—	108	108

Total revenue	1,000	539	1,539	750	128	878	566	108	674

Cost of product revenue	(1,040)	(258)	(1,298)	(582)		(582)	(381)		(381)
Cost of service revenue	—	(26)	(26)	—	(27)	(27)	—	(38)	(38)

Total cost of revenue	(1,040)	(284)	(1,324)	(582)	(27)	(609)	(381)	(38)	(419)

Gross margin	(40)	255	215	168	101	269	185	70	255

Operating, general and administrative	2,350	569	2,919	1,098	258	1,356	9,189	2,156	11,345
Litigation settlements	—	—	—	1,600	—	1,600	—	—	—
Research and development	3,047	718	3,765	5,089	1,052	6,141	7,937	766	8,703
Marketing	1,244	248	1,492	2,424	569	2,993	2,512	589	3,101
Depreciation and amortization	391	49	440	1,549	51	1,600	2,242	16	2,258
Impairment loss	541	170	711	8,717	—	8,717	2,894	—	2,894

Total operating expenses	7,573	1,754	9,327	20,477	1,930	22,407	24,774	3,527	28,301

Operating loss	$(7,613)	$(1,499)	$(9,112)	$(20,309)	$(1,829)	$(22,138)	$(24,589)	$(3,457)	$(28,046)

Because of the integrated nature of the Company’s operations, management believes that assets for the two segments cannot be reported separately.

Medical sales are primarily attributable to customers in the following geographic regions:

	Percentage			Dollars

Fiscal Year	USA	Canada	China	USA	Canada	China	Total

2003	44%	1%	55%	$442,000	$7,000	$551,000	$1,000,000
2002	92%	8%	0%	692,000	58,000	—	750,000
2001	90%	10%	0%	507,000	59,000	—	566,000

Total	71%	5%	24%	$1,641,000	$124,000	$551,000	$2,316,000

Industrial sales are primarily attributable to customers in the following geographic regions:

	Percentage			Dollars

Fiscal Year	USA	UK	Germany	USA	UK	Germany	Total

2003	31%	69%	0%	$165,000	$374,000	$—	$539,000
2002	16%	74%	10%	20,000	95,000	13,000	128,000
2001	0%	94%	6%	—	102,000	6,000	108,000

Total	24%	25%	51%	$185,000	$571,000	$19,000	$775,000

14.      Significant Customers

Net sales for the years ended June 30, 2003, 2002 and 2001 include sales to following customers that make up more the 10% of total net sales:

	Years ended June 30,

	2003	2002	2001

Alstom Power	$374,000	$95,000	$102,000
Nanda	501,000	—	—

	$875,000	$95,000	$102,000

Accounts receivable as of June 30, 2003 and 2002 contain the following balances from significant customers:

	Years Ended June 30,

	2003	2002

Alstom Power	$—	$18,000
NanDa	300,000	—

	$300,000	$18,000

Deferred revenues as of June 30, 2003 and 2002 contain the following balances from significant customers:

	Years Ended June 30,

	2003	2002

Alstom Power	$—	$318,000
NanDa Science	300,000	—

	$300,000	$318,000

Because of the size and nature of the Company’s business, significant customers may vary from year to year. Included in accounts receivable and deferred revenues at June 30, 2003 are balances from Pratt & Whitney of approximately $59,000 and $449,000 respectively. Pratt & Whitney’s accounts receivable and deferred revenue balances are not included in June 30, 2003 figures above because the sale of the TBIS shipped to Pratt & Whitney will be recognized as a gain on sales of fixed assets when the Company has complied with continuing sale commitments.

15.      SUBSEQUENT EVENTS

Convertible Debenture—On June 12, 2003, the Company entered into an agreement with the Beach Boulevard, LC (the “Investor”) to issue approximately 200,000 shares of common restricted stock with registration rights to completely redeem the remaining portion of the redeemable debenture balance of approximately $157,000. The remaining redeemable balance is arrtibutable to remaining unpaid portion of the penalty (see note 2). The Company issued the common shares on July 7, 2003.

Regulation S—On July 9, 2003 the Company closed a private placement under Regulation S of the Securities Act, and sold 3,344,482 shares of its common stock to Therfield Holdings LTD., a limited liability company formed under the laws of the British Virgin Islands, for $1 million.

******

TOC

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information concerning our Company’s executive officers required by this item is included in the Biographical section of the Election of Directors portion of the definitive proxy statement, which is incorporated herein by reference and will be filed with the Securities and Exchange Commission (the “Commission”) not later than 120 days after the close of our fiscal year ended June 30, 2003.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to executive compensation is included under “Executive Compensation” in the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters is included under “Security Ownership Of Certain Beneficial Owners And Management” in the Company’s definitive proxy statement for its 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management believes that all prior related-party transactions are on terms no less favorable to us as could be obtained from unaffiliated third parties. Management’s reasonable belief of fair values is based upon proximate similar transactions with third parties or attempts to obtain the consideration from third parties. All ongoing and future transactions with such persons, if any, including any loans or compensation to such persons, will be approved by a majority of disinterested, independent outside members of the Board of Directors. During 2002, the Company paid a shareholder $79,000. Because of inadequate documentation, the amount has been recorded as a preferential dividend to a shareholder in the accompanying statement of stockholders’ equity for the year ended June 30, 2002.

TOC

PART IV

ITEM 14.	CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of the Company’s management as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FROM 8-K.

The following reports are filed with this report:

(1)	Financial Statements.

The financial statements are included in Item 8 above.

(2)	Financial Statement Schedules.

The financial statements schedule as set forth in Item 8 of this report is incorporated by reference.

Schedule II valuation and qualifying accounts

(3)	Reports on Form 8-K

Report on Form 8-K filed October 24, 2002 reporting notice of annual shareholder meeting.

Form 8-K filed February 11, 2003 (Item 4 Changes in Registrant’s Certifying Accountant)

Form 8-K filed March 24, 2003 (Item 5 Other Events. Convertible Debenture Amendment Agreement)

Form 8-K filed May 9, 2003 (Item 9. Regulation FD Disclosure)

Form 8-K filed June 24, 2003 (Item 5 Other Events. Manufacturing License Agreement)

TOC

(4)	Exhibits.

The following exhibits are filed, or were previously filed, as part of this report

*	Filed herewith.

**	Incorporated by reference as noted.

Exhibit No.	Identification of Exhibit

3.1**

Articles of Incorporation of Computerized Thermal Imaging, Inc., filed June 10, 1987 (incorporated by reference to the Registrant’s Registration Statement SB-2 filed March 3, 1998, as subsequently amended).

3.1.1**	Amendment to Articles of Incorporation filed July 31, 1987 (incorporated by reference to the Registrant’s Registration Statement SB-2 filed March 3, 1998, as subsequently amended).

3.1.2**	Amendment to Articles of Incorporation filed August 12, 1989 (incorporated by reference to the Registrant’s Registration Statement SB-2 filed March 3, 1998, as subsequently amended).

3.1.3**	Amendment to Articles of Incorporation filed November 6, 1989 (incorporated by reference to the Registrant’s Registration Statement SB-2 filed March 3, 1998, as subsequently amended).

3.1.4**	Amendment to Articles of Incorporation filed April 22, 1992 (incorporated by reference to the Registrant’s Registration Statement SB-2 filed March 3, 1998, as subsequently amended).

3.1.5**	Amendment to Articles of Incorporation filed February 17, 1998 (incorporated by reference to the Registrant’s Registration Statement SB-2 filed March 3, 1998, as subsequently amended).

3.1.6**	Amendment to Articles of Incorporation filed July 5, 2000 (incorporated by reference to the Registrant’s Registration Statement SB-2 filed March 3, 1998, as subsequently amended).

3.2**

Bylaws of Computerized Thermal Imaging, Inc., as amended January 15, 1998 (incorporated by reference to the Registrant’s Registration Statement SB-2 filed March 3, 1998, as subsequently amended). Debenture (incorporated by reference to Form 8-K filed on January 14, 2002).

4.1**	Debenture (incorporated by reference to Form 8-K filed on January 14, 2002)

4.2**	Form of Warrant (Debenture) (incorporated by reference to Form 8-K filed on January 14, 2002).

4.3**	Form of Warrant (Equity Line) (incorporated by reference to Form 8-K filed on January 14, 2002).

4.4**	Registration Rights Agreement (Debenture) (incorporated by reference to Form 8-K filed on January 14, 2002).

4.5**	Registration Rights Agreement (Equity Line) (incorporated by reference to Form 8-K filed on January 14, 2002).

10.1**	Computerized Thermal Imaging, Inc. 401(k) Retirement Plan Restatement 2001 (the “Plan”) (incorporated by reference to Form S-8 filed on July, 15, 2002).

10.2**	Computerized Thermal Imaging, Inc. 401(k) Retirement Plan Restatement 2001 Amendment (incorporated by reference to Form S-8 filed on July, 15, 2002).

10.3 **	Computerized Thermal Imaging, Inc. 401(k) Retirement Plan Restatement 2001 Second Amendment (incorporated by reference to Form S-8 filed on July, 15, 2002).

TOC

10.4 **	Employment Agreement dated October 12, 2000 between Computerized Thermal Imaging, Inc. and John M. Brenna. (incorporated by reference to Form 10-QA filed on May 17, 2001).

10.5**	Employment Agreement dated September 18, 2000 between Computerized Thermal Imaging, Inc. and Richard V. Secord (incorporated by reference to Form 10-K filed on September 30, 2002).

10.6**	Employment Agreement dated June 6, 2000 between Computerized Thermal Imaging, Inc. and Bernard J. Brady (incorporated by reference to Form 10-K filed on September 30, 2002).

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

10.9**	Registration Rights Agreement by and between Computerized Thermal Imaging, Inc., and Beach Boulevard, LLC (incorporated by reference to Form 8-K filed on January 14, 2002).

10.10**	Debenture by and between Computerized Thermal Imaging, Inc. and Beach Boulevard, LLC. (incorporated by reference to Form 8-K filed on January 14, 2002).

10.11**	Lease agreement dated June 13, 2001, between Computerized Thermal Imaging, Inc. and Silver Creek Engineering (incorporated by reference to Form 10-K/A filed on October, 2, 2001).

10.12**	Lease Agreement dated May 31, 2000, between Computerized Thermal Imaging, Inc. and St. Paul Properties, Inc. (incorporated by reference to Form 10-K filed on September 15, 2000).

10.13**

Contract between TRW Systems Integration Group and Computerized Thermal Imaging, Inc. dated October 29, 1996. [Articles VI, XXIV, XXXII, and Appendix A have been omitted pursuant to a Request for Confidential Treatment Accordingly, the material has been filed separately with the SEC.] (Incorporated by reference to Form SB-2 filed March 9, 1998, as subsequently amended).

10.14**

Contract between TRW Systems Integration Group and Thermal Medical Imaging, Inc. dated June 19, 1997. [Articles VI, XXIV, XXXII, and Appendix A have been omitted pursuant to a Request for Confidential Treatment. (Incorporated by reference to Form SB-2 filed March 9, 1998, as subsequently amended).

10.15**

Agreement with Battelle Memorial Institute dated March 19, 1999 and renewed on via letter agreement on August 30, 1999 [Portions of this Agreement have been omitted pursuant to a Request for Confidential Treatment. Accordingly, the material has been filed separately with the SEC.] (Incorporated by reference to Form 10-KSB filed October 14, 1999).

10.16**	Manufacturing license agreement with NanDa Thermal Medical Technology, Inc., (incorporated by reference to Form 8-K filed on June 24, 2003).

10.17**	Products supply and purchase agreement with NanDa Thermal Medical Technology, Inc., (incorporated by reference to Form 8-K filed on June 24, 2003).

TOC

10.18**	Sales agreement for Product “Kits” with NanDa Thermal Medical Technology, Inc., (incorporated by reference to Form 8-K filed on June 24, 2003).

10.19**	Amendment agreement with Beach Boulevard, L.L.C., (incorporated by reference to Form 8-K filed on March 24, 2003).

21**	Subsidiaries of registrant (incorporated by reference to Form 10-K filed on September 30, 2002).

23.1*	Consent of Deloitte & Touche, LLP.

99.1*	Certification of Chief Executive Officer

99.2*	Certification of Principal Accounting Officer

99.3*	Letter from the FDA citing Advisory Panel’s recommendation to not approve the BCS 2100 (filed herein).

SIGNATURES

In accordance with Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUTERIZED THERMAL IMAGING, INC.
Date: September 29, 2003	/s/ RICHARD V. SECORD
Richard V. Secord Director, Chairman of the Board and Chief Executive Officer

In accordance with The Exchange Act, this report has been signed by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

/s/ Richard V. Secord	September 29, 2003
RICHARD V. SECORD Director, Chairman of the Board and Chief Executive Officer

/s/ John M. Brenna	September 29, 2003
JOHN M. BRENNA Director, President and Chief Operating Officer

/s/ Brent M. Pratley, M.D.	September 29, 2003
BRENT M. PRATLEY, M.D. Director

/s/ Milton R. Geilmann	September 29, 2003
MILTON R. GEILMANN Director

/s/ Harry C. Aderholt	September 29, 2003
HARRY C. ADERHOLT Director

/s/ M.K. Mortensen	September 29, 2003
M.K. Mortensen Principal Accounting Officer

I, Richard V. Secord, certify that:

1.	I have reviewed this annual report on Form 10-K of Computerized Thermal Imaging, Inc. (“CTI”);

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of CTI as of, and for, the periods presented in this annual report.

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 29, 2003	/s/ Richard V. Secord
Richard V. Secord Chairman of the Board and Chief Executive Officer

I, M.K. Mortensen, certify that:

1.	I have reviewed this annual report on Form 10-K of Computerized Thermal Imaging, Inc. (“CTI”);

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of CTI as of, and for, the periods presented in this annual report.

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 29, 2003	/s/ M.K. Mortensen
M.K. Mortensen Principal Accounting Officer

Schedule II Valuation and Qualifying Accounts

The following table summarizes the Company’s valuation and qualifying accounts:

Description	Balance at beginning of year	Additions Charged to Expenses	Additions via Acquisitions	Deductions	Balance at end of year
Allowance for Doubtful Accounts:
2001	$4,200	$23,963	$—	$(4,200)	23,963
2002	23,963	191,350	—	(119,198)	96,115
2003	96,115	(92,916)	—	—	3,199
Allowance for Inventory Obsolescence:
2001	—	$120,209	—	—	$120,209
2002	$120,209	93,555	—	—	213,764
2003	213,764	394,888	—	—	608,652

Deductions represents write-offs, net of recoveries