Form 10-K/A
period 2003-06-30
COMPUTERIZED THERMAL IMAGING INC
filed 2003-10-28
CIK 1021853

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------
                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2003 OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        COMPUTERIZED THERMAL IMAGING INC.
                        ---------------------------------
                (Name of registrant as specified in its charter)


           NEVADA                         001-16253             87-0458721
           ------                         ---------             ----------
(State or other jurisdiction of      (Commission File No.)     (IRS Employer
       incorporation)                                        Identification No.)


1719 West 2800 South, Ogden, Utah 84401
---------------------------------------------------
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (801) 776-4700

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

    Title of Class                     Name of Each Exchange on which Registered
    --------------                     -----------------------------------------
    Common Stock                       AMEX

        Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

        Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). Yes [ ] No [x]

        The aggregate market value of the Common Stock held by non-affiliates of the registrant at December 31, 2002 was approximately $13,446,270. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. As of October 27, 2003, there were 113,379,031 shares of Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                  INTRODUCTION

Computerized Thermal Imaging Inc. ("we", "us", "CIT" or the "Company") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the year ended June 30, 2003 for the purpose of including the following items from Part III of Form 10-K, which were not included in its previous Form 10-K filing:

      o Item 10. Directors and Executive Officers of Registrant.
      o Item 11. Executive Compensation,
      o Item 12. Security Ownership of Certain Beneficial Owners and Management,
      o Item 13. Certain Relationships and Related Transactions, and
      o Item 14. Principal Accountant Fees and Services.

All subsequent references to "Form 10-K" shall refer to the Company's Annual Report on Form 10-K for the year ended June 30, 2003, as filed on September 29, 2003 and as amended by this Amendment. Notwithstanding the foregoing, references to "annual report" in Exhibits 31.1 and 31.2 refer only to this Amendment.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OUR DIRECTORS
Each of our directors serves until the next annual meeting of shareholders and until his successor is duly elected and qualified. Certain information regarding our directors, and persons serving as a director on June 30, 2003, is set forth below:

Name                          Age    Position                           Director
----                          ---    --------                           --------

Richard V. Secord             71     Chairman of the Board, Chief         1996
                                     Executive Officer

Brent M. Pratley, M.D.        67     Director                             1995

Milton R. Geilmann            70     Director                             1998

Harry C. Aderholt             82     Director                             1998

John  M. Brenna               57     Former President, Chief Operating    2001
                                     Officer, Director (1)

Robert L. Simmons, M.D.       71     Former Director (2)                  2001
-------------

(1) Mr. Brenna resigned from all positions with the Company for personal reasons on October 11, 2003.

(2) Dr. Simmons resigned as director of the Company on July 9, 2003 due to his responsibilities in the Ascension Health System and Providence Hospital.

RICHARD V. SECORD (Major General, United States Air Force, retired) has served as our Chairman and Chief Executive Officer since September 22, 2000. General Secord served as our Vice Chairman from July 1997 through September 2000, as our Secretary from July 1997 to June 2000, as our President from February 1996 to April 1997 and as our Chief Operating Officer from June 1995 to December 1999. General Secord served in numerous positions while performing military service from July 1951 until June 1984. General Secord received a Bachelor of Science degree from the United States Military Academy. General Secord is also a graduate of the United States Air Force Command and Staff College and the United States Naval War College. General Secord holds a Masters degree in International Affairs from George Washington University.

BRENT M. PRATLEY, M.D. has been a director since June 1995 and is a member of our Audit Committee. Dr. Pratley served as our Secretary from June 1994 to September 1997. Dr. Pratley is currently licensed to practice medicine in Utah and California. Since 1978, Dr. Pratley has been in private practice in General Orthopedics and Sports Medicine at Utah Valley Regional Medical Center located in Provo, Utah, as well as in Los Angeles, California. Dr. Pratley holds a Doctor of Medicine degree in Orthopedic Surgery from the College of Medicine at University of California, Irvine and a Bachelors of Science degree from Brigham Young University.

MILTON R. GEILMANN has been a director since January 1998 and serves as a member of our Audit Committee. From 1965 until his retirement in 1992, Mr. Geilmann worked at E. R. Squibb & Sons where he held many positions, including Nuclear Consultant for Diagnostic Medicine. Mr. Geilmann holds an Associates degree in dental science from State University of New York.

HARRY C. ADERHOLT (Brigadier General, United States Air Force, retired) has been a director since January 1998 and serves as Chairman of our Audit Committee. From 1942 until his retirement in 1976, General Aderholt served in the U.S. Air Force. Since his retirement from military service, General Aderholt has engaged in various private business ventures, including serving as Vice President of Air Siam in Bangkok, Thailand. General Aderholt owns and operates Far East Designs, a furniture importer and retailer in Florida, and is President of the McCroskie Threshold Foundation, a humanitarian organization that donates medical supplies, food and clothing to needy people in the U.S. and around the world.

ROBERT L. SIMMONS, M.D. F.A.C.S., F.A.C.C., F.C.C.P., was a director from June 2001 through July 2003, at which time he resigned. Since 1987, Dr. Simmons has practiced medicine at Providence Hospital in Washington, D.C., where he also is Vice President of Medical Affairs. Dr. Simmons has served in many positions in the field of medicine including Chief of Cardiovascular/Thoracic Surgery, Providence Hospital (1984 - 1987); Chief of Clinical Services, Providence Hospital (1983 - 1987) and Professor of Surgery and Chief - Division of Thoracic Surgery, Howard University (1977 - 1983). Dr. Simmons holds a Bachelor of Science degree in Chemistry (with a minor in Mathematics and Biology) from Morehouse College and a Doctor of Medicine from Howard University. Dr. Simmons also is a Candidate for Doctor of Philosophy in Surgery from University of Minnesota Graduate School.

JOHN M. BRENNA was a director, our President, our Chief Operating Officer and a member of our Executive Committee from March 2001 until October 11, 2003, at which time he resigned from all positions for personal reasons. From October 2000 until March 2001, Mr. Brenna served as our Executive Vice President. From 1986 until 1996, Mr. Brenna was employed by Phillips Medical Systems marketing cardiovascular and general X-ray systems for Phillips' North America operations. From 1996 until 1999, Mr. Brenna was Executive Vice President of Marketing for Trex Medical, a Thermo-Electron company. During that time period, Mr. Brenna also was President and Chief Operating Officer of the LORAD division of Trex Medical, which specializes in advanced breast imaging and stereotactic biopsy systems. Following Mr. Brenna's employment with Trex Medical and up to the time that he joined us, Mr. Brenna was an independent consultant. Mr. Brenna holds a Bachelor of Science degree from University of New Haven.

No family relationship exists among any of the directors and any other directors or officers of the Company.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

In addition to Messrs. Secord and Brenna whose biographies are set forth above, certain biographical information is furnished below with respect to the following executive officer of the Company and an executive officer of the Company as of June 30, 2003:

NAME                      AGE        POSITION                               OFFICER SINCE
-----------------------   -------    -----------------------------------    ------------------------
Bernard J. Brady          46         Former Chief Financial Officer,        June 2001
                                     Secretary and Treasurer                (Employment terminated
                                                                            June 2003)

BJ Mendenhall             44         Chief Financial Officer                October 2003


BERNARD J. BRADY, age 46, was Chief Financial Officer, Secretary, and Treasurer from June 2001 until his employment contract expired on June 2003. From January 1995 to June 1999 and from April 2000 to March 2001, Mr. Brady served as vice president, chief financial officer, treasurer, and in various other positions for Laser Power orporation and its predecessor company Exotic Materials, Inc., a manufacturer of infrared and laser optics for military and commercial applications. From July 1999 to April 2000, Mr. Brady was the chief financial officer for DecisionPoint Applications, Inc., a provider of packaged data warehousing applications. From February 1997 until June 1998, Mr. Brady served as controller at Atlas Telecom, where he was recruited to assist in an attempt to solve the company's acute financial problems. Despite Mr. Brady's efforts, in June 1998, Atlas filed for reorganization under the bankruptcy code. From 1989 through 1994, Mr. Brady served as controller at MLX Corp., a nationwide wholesale distributor. Mr. Brady holds Bachelors and MBA degrees from the University of Utah.

BJ Mendenhall, age 44, our Chief Financial Officer, was appointed on October 17, 2003. Mr. Mendenhall served as a consultant to the Company for the two months prior to his appointment. From October 2002 to August 2003, Mr. Mendenhall worked as a private business consultant and CPA. From August 2000 to October 2002, Mr. Mendenhall served as the Chief Financial Officer of Daw Technologies Inc,. a manufacturer and constructor of cleanrooms for the semiconductor and medical devise industry. From February 1999 to July 2000 Mr. Mendenhall served as chief financial officer for Venturi Technologies Inc. a rollup company in the carpet cleaning industry. Prior to February 1999, Mr. Mendenhall was vice president controller among other positions for 15 years at GlobeCast, Keystone Communications and Bonneville Satellite corp. a major satellite communication company merging with companies such as World Communications, IDB satellite division and France Telecom. Mr. Mendenhall is a CPA and holds Bachelors degree from the Brigham Young University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, as well as persons who beneficially own more than ten percent of our Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us and written representations from the Company's executive officers and directors, the Company believes that for the fiscal year ended June 30, 2003 all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning total compensation earned during each of last three fiscal years by our Chief Executive Officer and by each person who was an executive officer as of June 30, 2003 and who received $100,000 or more in compensation during the fiscal year ended June 30, 2003 for services rendered to the Company (the "Named Executive Officers").

                                                                                         LONG-TERM COMPENSATION
                                                                                   --------------------------------
                                                  ANNUAL COMPENSATION                     AWARDS             PAYOUT
                                       ------------------------------------------  ---------------------     ------
                                                                        OTHER      RESTRICTED                             ALL
                                                                        ANNUAL       STOCK    SECURITIES      LTIP       OTHER
                                       FISCAL   SALARY     BONUS     COMPENSATION   AWARD($)  UNDERLYING     PAYOUTS  COMPENSATION
NAME AND PRINCIPAL POSITION             YEAR      ($)       ($)         ($)(4)         ($)    OPTION (#)       ($)        ($)
----------------------------------     ------   --------   ------    ------------  ---------- ----------     -------  ------------
Richard V. Secord                       2003    201,000        --        35,309         --            --        --         --
Chairman, Chief Executive Officer (1)   2002    210,000        --        32,400         --            --        --         --
                                        2001    210,000        --        13,400         --       750,000        --    975,894

John M. Brenna (2)                      2003    210,000        --        20,347         --            --        --         --
Former President, Chief Operating       2002    210,000   168,000         6,000         --        15,000        --         --
Officer, Director                       2001    143,014    20,000         4,500         --       500,000        --    150,000

Bernard J. Brady (3)                    2003    175,000        --        20,093         --            --        --         --
Former Chief Financial Officer,         2002    140,000    84,000            --         --       110,000        --         --
Secretary & Treasurer                   2001     13,417        --            --         --        50,000        --         --
---------------------

(1) Under his employment agreement with the Company, which expired in September 2003 but is being extended on a month to month basis, General Secord, our chairman and Chief Executive Officer, is entitled to receive a base salary of $210,000 per year. During June 2003, Mr. Secord voluntarily began to accept a reduced salary of $105,000 per year until such time as he determines to demand the full $210,000 per year salary authorized by the Board.

(2) Mr. Brenna informed the board that he would not be renewing his employment contract for personal reasons and resigned as our President, Chief Operating Officer and director of the Company as of October 11, 2003. The positions of President and Chief Operating Officer have not been filled as of the release of this filing.

(3) Mr. Brady informed the board that he would not be renewing his employment contract for personal reasons and resigned as our Chief Financial Officer, Secretary & Treasurer as of June 15, 2003. A new Chief Financial Officer, BJ Mendenhall, was appointed on October 17, 2003.

(4) Other Annual Compensation includes car allowance and a one time distribution of vacation accrued prior to the a change in our vacation policy. The new policy is a "use it or loose it" policy where no vacation time is be carried forward from year to year. For our Chief Executive Officer, Other Annual Compensation for 2002 and 2003 also includes the premiums of $24,000 per year on a $500,000 personal life insurance policy.

OPTION GRANTS IN LAST FISCAL YEAR

No options were granted to any Named Executive Officer during the fiscal year ended June 30, 2003.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR END OPTION VALUES

The following table sets forth, as of June 30, 2003, the aggregate value of unexercised options to acquire shares of Common Stock held by the Named Executive Officers on June 30, 2003, and the value realized upon the exercise of options during the fiscal year ended June 30, 2003.

                                                                                          Value of Unexercised
                                                          Number of Unexercised           In-the-Money Options at
                              Shares                      Options at FY End 2003(1)       FY End 2003($)(2)
                              Acquired on   Value         ----------------------------    -----------------------------
Name                          Exercise      Realized($)   Exercisable    Unexercisable    Exercisable     Unexercisable
----                          --------      -----------   -----------    -------------    -----------     -------------
Richard V. Secord             Nil           Nil           2,750,000      Nil              Nil             Nil

John M. Brenna                Nil           Nil           500,000*       Nil              Nil             Nil

Bernard J. Brady              Nil           Nil           150,000*       Nil              Nil             Nil
---------------------

* Subsequent to June 30, 2003, such options lapsed as a result of the termination of such person's employment with the Company.

(1) Includes shares of Common Stock subject to options exercisable within 60 days of June 30, 2003.
(2) Calculated based on the difference between the exercise price and the market price per share of Common Stock on June 30, 2003 as reported by the American Stock Exchange, which was $0.44. The exercise price of all options held by the Named Executive Officers is greater than $0.44.

COMPENSATION OF DIRECTORS

Non-employee directors of the Company have historically received compensation of $5,000 per quarter for their responsibilities and efforts as Directors. In January 2003, all director compensation was suspended in order to preserve cash. Non-employee Directors received $10,000 as compensation in fiscal 2003. Directors of the Company that are employees receive no additional compensation for their service on the Board.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

Employment Agreements
---------------------

RICHARD V. SECORD, our Chairman and Chief Executive Officer, entered into an employment agreement with the Company effective September 18, 2000. The employment agreement expired by its terms on September 18, 2003 but is being orally extended on a month-to-month basis. Pursuant to the employment agreement, General Secord is entitled to receive compensation of $210,000 per year, other benefits, including a $500,000 life insurance policy, with an annual value of approximately $35,000 per year and a one-time grant of stock options entitling him to purchase 750,000 shares of Common Stock at an exercise price of $1.50 per share. (During June 2003, General Secord voluntarily began to accept a reduced salary of $105,000 per year until such time as he determines to demand the full $210,000 per year salary authorized by the Board). If General Secord is terminated without cause, he is entitled to a severance package consisting of 18 months paid medical and dental insurance and two years' salary. The agreement also creates a non-competition restriction that extends for two years after General Secord leaves employment with the Company, provides the Company the right to take advantage of any business opportunities developed during the term of the agreement, and creates the duty not to reveal any confidential information about the business of the Company.

Executive Severance Agreements
------------------------------

The Board of Directors has approved an Executive Severance Agreement that provides certain "Severance Benefits" as defined in the Agreement for our executive officers (each an "Executive") in the event the employment of the Executive is terminated subsequent to a "Change in Control" of the Company under the circumstances described in the Agreement. The Executive Severance Agreement, once executed, continues from year-to-year until terminated at the end of any year by written notice from the Company, unless a Change in Control of the Company has occurred prior to that date, in which event it shall continue in effect during the 2-year period immediately following such Change in Control.

Pursuant to the Agreement, a Change in Control of the Company is deemed to have occurred if (a) any organization, group or person (as defined in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) is, or becomes, the beneficial owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 35 percent or more of the combined voting power of the then outstanding securities of the Company; (b) during any two-year period, a majority of the members of the Board serving at the effective date of the Agreement is replaced by directors who are not nominated and approved by the Board; (c) a majority of the members of the Board is represented by, appointed by, or affiliated with any person whom the Board has determined is seeking to effect a Change in Control of the Company, or (d) the Company is combined with or acquired by another company and the Board determines, either before such event or thereafter, by resolution, that a Change in Control will or has occurred.

If a Change in Control has occurred, the Executive is entitled to Severance Benefits upon the subsequent involuntary termination, whether actual or constructive, of the employment of the Executive within the two-year period immediately following such Change in Control, for any reason other than termination for cause, disability, death, normal retirement or early retirement. Pursuant to the Executive Severance Agreement, "Constructive Involuntary Termination" means voluntary termination of employment by Executive as a result of a significant change in the duties, responsibilities, reporting relationship, job description, compensation, perquisites, office or location of employment of Executive without the written consent of the Executive.

If, following a Change of Control, the Executive's employment by the Company is terminated other than for cause, disability, death, normal retirement, or early retirement, the Executive shall, subject to the provisions of the Agreement, be entitled to:

         o compensation at his or her full annual base salary at the rate in effect immediately prior to the termination of the employment of the Executive, and short-term and long-term bonuses at the target levels pursuant to the Company's annual incentive plan, if any, for the period of two years following actual involuntary termination or Constructive Involuntary Termination (the "Salary Continuance Period");

         o all medical and dental benefits and all long-term disability benefits in which the Executive was entitled to participate immediately prior to the date of termination, to the same extent as if the Executive had continued to be an employee of the Company during the Salary Continuance Period, provided that such continued participation is feasible under the general terms and provisions of such plans and programs;

         o an immediate vesting of all outstanding stock options, stock appreciation rights, restricted stock, performance plan awards and performance shares granted by the Company to the Executive;

         o continued credit for years of service under the benefit plan of the Company from the date of termination through the Salary Continuance Period, and any compensation paid to the Executive above shall be treated as salary compensation for purposes of such plan; and

         o an amount necessary to reimburse the Executive for all legal fees and expenses incurred by the Executive as a result of the Change in Control of the Company and such termination of employment, including fees and expenses incurred in successfully contesting or disputing any such termination or in seeking to obtain or enforce any right or benefit provided by the Agreement.

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

Executive Severance Agreements were executed by each of the Named Executive Officers but have lapsed with respect to Messrs. Brady and Brenna. Accordingly, only General Secord is currently a beneficiary of an Executive Severance Agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company's executive compensation program is administered by its Board of Directors, as the Company does not have an independent compensation committee. The Board currently consists of Richard V. Secord, Brent M. Pratley, M.D. Milton Geilmann, and Harry C. Aderholt. General Secord is the Chief Executive Officer of the Company. None of the other directors is an officer or employee of the Company. Although certain members of the Board are executive officers, none participates in the determination of his own salary or bonus.

REPORT OF THE COMPENSATION COMMITTEE

         NOTWITHSTANDING ANYTHING TO THE CONTRARY SET FORTH IN ANY OF THE COMPANY'S PREVIOUS FILINGS UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), OR THE EXCHANGE ACT THAT INCORPORATE BY REFERENCE, IN WHOLE OR IN PART, SUBSEQUENT FILINGS, INCLUDING, WITHOUT LIMITATION, THIS FORM 10-K, THE FOLLOWING REPORT OF THE COMPENSATION COMMITTEE AND THE PERFORMANCE GRAPH AND OTHER INFORMATION SET FORTH UNDER THE HEADING "PERFORMANCE GRAPH" SHALL NOT BE DEEMED TO BE INCORPORATED BY REFERENCE INTO ANY SUCH FILINGS.

         The Company's executive compensation program is administered by the entirety of the Board of Directors acting as its compensation committee. Acting as the compensation committee, the Board is responsible for establishing the policies governing the Company's compensation program and the amount of compensation for each of the Company's executive officers. The Board has oversight responsibility for all executive compensation and executive benefit programs of the Company.

         The rules of the SEC addressing disclosure of executive compensation require the Board to include in this Form 10-K a report from the Board addressing, with respect to the most recently completed fiscal year, (a) the Company's policies regarding executive compensation generally, (b) the factors and criteria considered in setting the compensation of the Company's Chief Executive Officer, Richard V. Secord, and (c) any relationship between such compensation and the Company's performance.

Compensation Objective and Policies
-----------------------------------

In determining the amount and composition of compensation for the Company's executive officers, the Board is guided by several factors. Because the Company has a small number of employees, compensation practices are flexible in response to the needs and talents of the individual officer, entrepreneurial, and geared toward rewarding contributions that enhance shareholder value. Because the Company does not have substantial revenues from operations and needs capital for research and development, the Company keeps salaries and bonuses at levels that the Company believes are lower than many of the Company's competitors and uses stock options extensively in the compensation of employees (including executive officers). The extensive use of stock options is also designed to align the interest of the executive officers and other employees with the long-term interests of the Company and to attract and retain talented employees who can enhance the Company's value.

Compensation Components
-----------------------

         ANNUAL BASE SALARY. The Company's compensation of its executive officers consists of three components: base salary, bonuses, and long-term incentive awards in the form of stock options. The Board establishes base salaries based primarily on its subjective judgment, taking into consideration both qualitative and quantitative factors. Among the factors considered by the board are: (i) the qualifications and performance of each executive officer;
(ii) the performance of the Company as measured by such factors as progress in product development and increased shareholder value; (iii) salaries provided by other companies inside and outside the industry that are of a comparable size and at a similar development stage, to the extent known; and (iv) the capital position and needs of the Company. The Board does not assign any specific weights to these factors in determining salaries. It does, however, try to keep base salaries as low as possible, consistent with the needs and status of the executive officers, in order to preserve capital for future growth and development. With respect to the 2003 fiscal year, a minimum salary for each executive officer of the Company was set forth in a written employment agreement that had been signed prior to fiscal 2003. Because of a downward trend in the market price of the Common Stock and its desire to preserve working capital, the Board elected not to increase the base salary of any executive officer above the mandated minimum during 2003.

         INCENTIVE BONUSES. Although the Company did not pay any bonuses during its 2003 fiscal year, the Company may pay bonuses to its executive officers or key employees in the future as a reward for significant and specific achievements that have a significant impact on shareholder value. Because the Company does not have a history of earnings per share, net income, or other conventional data to use as a benchmark for determining the amount or existence of bonus awards, the Board expects to make determinations based on its subjective evaluation of each individual's contribution to the Company. In some cases, however, bonuses payable to individuals may be tied to specific criteria identified at the time of engagement. In the 2003 fiscal year, the Board did not award any discretionary bonuses. The Board's action was based on its conclusion that, despite the adequate personal performance of the executive officers, no cash incentive bonuses should be awarded in the 2003 fiscal year due to the lack of substantial revenue during that year and a need to conserve working capital.

         STOCK OPTIONS. The Company relies extensively on stock options to compensate executive officers and other key employees. Its stock option plan is designed to give each option holder an interest in preserving and maximizing shareholder value in the longer term, to reward option holders for past performance and to give option holders the incentive to remain with the Company long term. Individual grants are determined on the basis of the Board's assessment of an individual's current and expected future performance, level of responsibilities, and the importance of his or her position with, and contribution to, the Company. Because of a downward trend in the market price of the Common Stock and its desire to preserve working capital, the Board elected not to grant any stock options to executive officers during the 2003 fiscal year.

CHIEF EXECUTIVE COMPENSATION FOR 2003
-------------------------------------

As of September 2000, based on the Board's subjective impression of the salaries of presidents or chief executive officers of similarly situated development stage companies (both in and outside the industry), the value of the Common Stock, the Company's progress in obtaining FDA approval, finding a market niche and exploiting its assets, and the Board's subjective assessment of the contribution of General Secord, the Board determined to execute an employment agreement with General Secord pursuant to which he was entitled, through September 18, 2003, to receive a base salary of $210,000 per year, other benefits, including a $500,000 life insurance policy, with an annual value of approximately $35,000 per year and a one-time grant of options entitling him to purchase 750,000 shares of common stock at an exercise price of $1.50 per share, in addition to severance pay lasting up to two years if his employment is terminated without cause. Because of a downward trend in the market price of the Common Stock and its desire to preserve working capital, the Board elected not to give any discretionary bonuses, stock option grants or other benefits during fiscal 2003. During June 2003, General Secord voluntarily began to accept a reduced salary of $105,000 per year until such time as he determines to demand the full $210,000 per year salary authorized by the Board.

The foregoing is submitted by the Board of Directors:

         Richard V. Secord
         Brent M. Pratley, M.D.
         Milton Geilmann
         Harry C. Aderholt

PERFORMANCE GRAPH

The following chart compares the total cumulative shareholder return for U.S. $100 invested in our Common Stock ("CIO") with the total return of all shares traded on the NASDAQ National Market and NASDAQ SmallCap Market (the "NASDAQ") and the total return of shares of a peer group selected in good faith consisting of Fischer Imaging Corporation (Symbol: FIMG), Hologic Inc. (Symbol: HOLX), Elscint Ltd (Symbol: ELT), Aptlera Corp.-Applied Biosystems (Symbol: ABI), Bio-logic Systems Corp. (Symbol: BLSC), FLIR Systems (Symbol: FLIR), and Thermal Electronics (Symbol: TMO) ("Peer Group").

        [GRAPH OF COMPARISION OF FIVE YEAR COMULATIVE TOTAL RETURN HERE]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table contains information regarding the Company's equity compensation plans as of June 30, 2003.

                                     EQUITY COMPENSATION PLAN INFORMATION

                                                                                        Number of securities
                                                                                        remaining available for
                                         Number of securities                           future issuance under
                                         to be issued upon       Weighted-average       equity compensation plans
                                         exercise of             exercise price of      (excluding securities
                                         outstanding options,    outstanding options,   reflected in the first
                                         warrants and rights     warrants and rights    column)
                                         --------------------    --------------------   -------------------------
Equity compensation plans approved       4,662,719               $ 1.53                 5,337,281
  by security holders (1)

Equity compensation plans not
  approved by security holders                  --               $   --                        --
                                         --------------------    --------------------   -------------------------
  Total                                  4,662,719               $  1.53                5,337,281
                                         ====================    ====================   =========================
-------------

(1) Represent options granted, or that may be granted, under the Company's 1997 Stock Option and Restricted Stock Plan (the "Option Plan").

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth information, as of October 27, 2003, as to each person who beneficially owns of record more than 5% of our outstanding Common Stock, and information as to the ownership of our Common Stock by each person serving as a director or named executive officer of the Company and by all of our directors, director nominees and executive officers as a group. Except as otherwise indicated in the footnotes to this table, all shares will be owned directly, and the persons named in the table will have sole voting and investment power with respect to shares shown as beneficially being owned by them.

                                                                      Beneficial Ownership
                                                                      As of October 27, 2003
                                                                    -------------------------
                                                                    Number of     Percentage
Name and Address of Beneficial Owner                                Shares(1)     of Class(2)
-------------------------------------------------------             ---------     -----------
DIRECTORS AND OFFICERS

Richard V. Secord                                                  3,165,286(3)       2.7%
Chairman of the Board and Chief Executive Officer

Brent M. Pratley                                                      30,600(4)        *
Director

Milton R. Geilmann                                                    25,000(5)        *
Director

Harry C. Aderholt                                                    172,500(6)        *
Director

BJ Mendenhall                                                            Nil           *
Chief Financial Officer

5% SHAREHOLDERS OTHER THAN OFFICERS AND DIRECTORS

Thermal Imaging Inc.                                               9,229,855          8.9%
141 North State Street, Suite 150
Lake Oswego, Oregon  97034

All executive officers and directors as a group (5 persons)        3,393,386          2.9%
------------------

* Represents less than 1% of the outstanding shares of Common Stock.

(1) Beneficial ownership for each person holding options, warrants or other rights exercisable within 60 days of October 27, 2003 has been calculated as though shares of Common Stock subject to such options were outstanding, but such shares have not been deemed outstanding for the purpose of calculating the percentage of the class owned by any other person.

(2) The percentage indicated represents the number of shares of Common Stock, warrants and options exercisable within 60 days held by the indicated person divided by the sum of (a) the number of shares subject to options and warrants exercisable by such shareholder within 60 days and (b) 113,370,031, which is the number of shares of Common Stock issued and outstanding as of October 27, 2003.

(3) Includes 2,750,000 options granted under the Option Plan.

(4) Includes 10,000 options granted under the Option Plan.

(5) Includes 10,000 options granted under the Option Plan.

(6) Includes 10,000 options granted under the Option Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Both the Securities and Exchange Commission and the U.S. Attorney's Office for the Southern District of New York ("Attorney's Office") are conducting investigations involving possible violations of proscriptions on insider trading by our Chairman and Chief Executive Officer. While the Company is not a target of the investigations, the Company is incurring substantial legal expenses in responding to requests for information and documents from the SEC and Attorney's Office, preparing for and attending depositions by the Company's officers, conducting investigations of our own affairs, and advancing legal fees on behalf of officers who are or may be entitled to indemnification in connection with the se investigations. To date, in compliance with these requests, we have incurred expenses of approximately $650,000 in connection with such investigations.

This disclosure set forth in "Item 11. Executive Compensation -- Employment Contracts, Termination of Employment and Change-in-Control Arrangements" is incorporated herein by this reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT AUDITORS

The Company's independent auditor for the fiscal year ended June 30, 2003 was HJ & Associates. The Company's independent auditor for the fiscal year ended June 30, 2002 was Deloitte & Touche LLP.

AUDIT FEES

The aggregate fees for professional services rendered by HJ & Associates in connection with its audit of the Company's consolidated financial statements and reviews of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q were $45,513 for the fiscal year ended June 30, 2003. HJ & Associates did not render any audit services or review any Quarterly Reports on Form 10-Q for the Company during the fiscal year ended June 30, 2002.

The aggregate fees for professional services rendered by Deloitte & Touche, LLP in connection with its audit of the Company's consolidated financial statements and reviews of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q were $32,525 for the fiscal year ended June 30, 2003 and $75,303 for the fiscal year ended June 30, 2002.

AUDIT RELATED FEES

In addition to fees disclosed under "Audit Fees" above, HJ & Associates did not provide to the Company any audit-related services during the fiscal years ended June 30, 2003 or June 30, 2002.

In addition to fees disclosed under "Audit Fees" above, the aggregate fees for professional services rendered by Deloitte & Touche, LLP for assurance and related services that are reasonably related to the performance of audit and review services were $11,944 for the fiscal year ended June 30, 2003 and $34,079 for the fiscal year ended June 30, 2002. Such services included review of registration statements filed by the Company and services necessary to bring the Company in compliance with the Sarbanes-Oxley Act of 2002.

TAX FEES

HJ & Associates did not provide to the Company any tax related professional services during the fiscal years ended June 30, 2003 or June 30, 2002. Deloitte & Touche, LLP did not provide to the Company any tax related professional services during the fiscal years ended June 30, 2003 or June 30, 2002.

ALL OTHER FEES

HJ & Associates did not provide to the Company any other services during the fiscal years ended June 30, 2003 and June 30, 2002. Deloitte & Touche, LLP did not provide to the Company any other services during the fiscal years ended June 30, 2003 and June 30, 2002.

AUDIT COMMITTEE PRE-APPROVAL POLICIES

The Board of Directors of the Company has not established pre-approval policies and procedures with respect to engagement of accountants to render audit or non-audit services without prior approval of the Board. All engagements of accountants to render audit or not audit services require approval of the Board. No non-audit services were provided by outside accountants during the most recent fiscal year, and, accordingly, none were approved in accordance with
Section 2-01(c)(7)(i)(C) of Regulation S-X.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on October 28, 2003.

                                        COMPUTERIZED THERMAL IMAGING, INC.

                                        By: /s/ RICHARD V. SECORD
                                            ------------------------------------
                                            Richard V. Secord
                                            CHAIRMAN AND CHIEF EXECUTIVE OFFICER