Form 10-Q
period 2003-09-30
COMPUTERIZED THERMAL IMAGING INC
filed 2003-11-19
CIK 1021853

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ___________ to _____________

                        Commission file number: 001-16253

                       COMPUTERIZED THERMAL IMAGING, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                     NEVADA                                   87-0458721
       -----------------------------------            --------------------------
(State or other jurisdiction of incorporation or            (IRS Employer
                  organization)                          Identification No.)

              1719 West 2800 South
                   Ogden, Utah                                  84401
       -----------------------------------                 ----------------
    (Address of principal executive offices)                  (Zip Code)

                                 (801) 776-4700
                            ------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, par value $0.001, of which 112,870,031 shares were issued and outstanding as of October 30, 2003.

                       COMPUTERIZED THERMAL IMAGING, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements...................................................2

         Condensed Consolidated Balance Sheets as of September 30, 2003
         and June 30, 2003 ....................................................2

         Condensed Consolidated Statements of Operations and Other
         Comprehensive Income (Loss) for the three months ended September
         30, 2003 and 2002 and for the period from inception on
         June 10, 1987 to September 30, 2003 ..................................3

         Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2003 and 2002 and for the period from inception on June 10, 1987 to September 30, 2003 .....................4

         Notes to Condensed Consolidated Financial Statements..................6

ITEM 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................15

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk............26

ITEM 4. Controls and Procedures...............................................27


                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.....................................................27

ITEM 2. Changes in Securities.................................................29

ITEM 3. Defaults upon Senior Securities.......................................30





ITEM 6. Exhibits and Reports on Form 8-K......................................31

SIGNATURES....................................................................32



PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                                      COMPUTERIZED THERMAL IMAGING, INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (A Development Stage Company)


                                                                           September 30,        June 30,
                                                                               2003               2003
                                                                           -------------      -------------
ASSETS                                                                      (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                                                $  1,210,645       $    454,387
  Investments available for sale                                                     --                 --
  Accounts receivable-trade, net (less allowance for doubtful accounts of $66,231 and $3,199 for September 30, 2003
    and June 30, 2003, respectively)                                             29,011            420,395
  Accounts receivable-other, net                                                     --                 --
  Inventories                                                                   333,710            305,864
  Prepaid expenses                                                              191,980            310,248
                                                                           -------------      -------------
        Total current assets                                                  1,765,346          1,490,894
                                                                           -------------      -------------

PROPERTY AND EQUIPMENT, NET                                                     254,574            312,719
                                                                           -------------      -------------

INTANGIBLE ASSETS:
  Intellectual property rights, net (less accumulated amortization of accounts of $15,449 and $14,997 for September 30, 2003
    and June 30, 2003, respectively)                                             17,398             18,065
                                                                           -------------      -------------

TOTAL ASSETS                                                               $  2,037,318       $  1,821,678
                                                                           =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                                         $    631,059       $    655,075
  Accrued liabilities                                                           377,753            406,032
  Accrued settlement reserve                                                    100,000            100,000
  Convertible debenture                                                              --            157,276
  Deferred revenues                                                           1,158,521            786,650
                                                                           -------------      -------------
        Total current liabilities                                             2,267,333          2,105,033
                                                                           -------------      -------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Convertible preferred stock, $5.00 par value, 3,000,000
    shares authorized; issued-none                                                   --                 --
  Common stock, $.001 par value, 200,000,000 shares authorized,
    112,870,031 and 109,329,098 issued and outstanding on
    September 30, 2003 and June 30, 2003,  respectively                         112,869            109,329
  Additional paid-in capital                                                 95,194,841         94,041,104
  Other comprehensive income                                                         --                 --
  Deficit accumulated during the development stage                          (95,537,725)       (94,433,788)
                                                                           -------------      -------------
        Total stockholders' equity (deficit)                                   (230,015)          (283,355)
                                                                           -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  2,037,318       $  1,821,678
                                                                           =============      =============

                             The accompanying notes are an integral part of these
                                      consolidated financial statements.


                                           COMPUTERIZED THERMAL IMAGING, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
                                              (A DEVELOPMENT STAGE COMPANY)
                                                       (UNAUDITED)

                                                                                                            FROM
                                                                            FOR THE                     JUNE 10, 1987
                                                                      THREE MONTHS ENDED                 (INCEPTION)
                                                                          SEPTEMBER 30,                    THROUGH
                                                                ---------------------------------       --------------
                                                                     2003                2002             30-SEP-03
                                                                --------------      --------------      --------------
INCOME:
  Product revenues                                              $      57,189       $     250,930       $   3,133,677
  Service revenues                                                      5,508              13,000             349,490
                                                                --------------      --------------      --------------
Total Revenues                                                         62,697             263,930           3,483,167
                                                                --------------      --------------      --------------

  Cost of product revenues                                            (42,402)           (200,477)         (2,495,394)
  Cost of service revenues                                                 --              (3,900)            (76,527)
                                                                --------------      --------------      --------------
Total cost of revenues                                                (42,402)           (204,377)         (2,571,921)
                                                                --------------      --------------      --------------

GROSS MARGIN                                                           20,295              59,553             911,246
                                                                --------------      --------------      --------------

OPERATING EXPENSES:
  Operating, general and administrative                               544,976             832,791          35,031,790
  Litigation settlements                                                   --                  --           2,697,434
  Research and development                                            366,906           1,248,312          31,122,757
  Marketing                                                           154,056             608,515           8,562,185
  Depreciation and amortization                                        54,797             163,584           5,110,212
  Impairment loss                                                          --                  --          12,322,192
                                                                --------------      --------------      --------------

    Total operating expenses                                        1,120,735           2,853,202          94,846,570
                                                                --------------      --------------      --------------

OPERATING LOSS                                                     (1,100,440)         (2,793,649)        (93,935,324)
                                                                --------------      --------------      --------------

OTHER INCOME (EXPENSE):
  Interest income                                                       1,928              89,349           3,605,367
  Interest expense                                                     (5,425)           (717,650)         (5,189,436)
  Other                                                                    --                  --             193,711
                                                                --------------      --------------      --------------

    Total other income (expense)                                       (3,497)           (628,301)         (1,390,358)
                                                                --------------      --------------      --------------

LOSS BEFORE EXTRAORDINARY ITEM                                     (1,103,937)         (3,421,950)        (95,325,682)

EXTRAORDINARY GAIN ON
  EXTINGUISHMENT OF DEBT                                                   --                  --              65,637
                                                                --------------      --------------      --------------

NET LOSS                                                           (1,103,937)         (3,421,950)        (95,260,045)

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized gain (loss) on investments available for sale                 --              14,433                  --
                                                                --------------      --------------      --------------

TOTAL COMPREHENSIVE  (LOSS)                                     $  (1,103,937)      $  (3,407,517)      $ (95,260,045)
                                                                ==============      ==============      ==============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                                     112,344,005          83,135,384
                                                                 =============       =============

BASIC AND DILUTED LOSS PER COMMON SHARE                          $      (0.01)       $      (0.04)
                                                                 =============       =============

                                  The accompanying notes are an integral part of these
                                           consolidated financial statements.


                                                COMPUTERIZED THERMAL IMAGING, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                            (UNAUDITED)

                                                                              FOR THE                         FROM
                                                                          THREE MONTHS ENDED              JUNE 10, 1987
                                                                             SEPTEMBER 30,                  (INCEPTION)
                                                                     --------------------------------         THROUGH
                                                                         2003               2002         SEPTEMBER 30, 2003
                                                                     -------------      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $ (1,103,937)      $ (3,421,950)      $(95,260,045)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
  Depreciation and amortization                                            54,797            163,584          5,110,212
  Impairment loss and (gain) loss on disposition of assets                (15,192)                --         12,281,604
  Amortization of bond premium (discount)                                      --             24,316             51,447
  Amortization of discount on convertible debenture
    and deferred finance costs                                                 --            388,904          1,648,594
  Conversion expense of convertible debenture                                  --                 --          1,776,839
  Common stock, warrants, and options issued
    as compensation for services                                               --                 --          9,639,920
  Options extended beyond their expiration date                                --                 --          1,687,250
  Common stock issued for interest expense                                     --                 --            423,595
  Stock-based compensation on options marked to market                         --              7,280            347,075
  Common stock issued to settle litigation                                     --                 --            514,380
  Options issued at discount to market to settle litigation                    --                 --            475,000
  Options issued at discount to market as
    compensation expense                                                       --                 --            226,586
  Common stock issued for failure to complete
    timely registration                                                        --                 --             82,216
  Common stock issued to 401(k) plan                                           --                 --            117,860
  Extraordinary gain on extinguishment of debt                                 --                 --            (65,637)
  Bad debt expense                                                         63,032            (30,713)           509,755
  Interest expense on convertible debenture                                    --            287,164            492,406
  Changes in operating assets and liabilities:
    Accounts receivable - trade                                           328,352           (249,977)           (98,600)
    Accounts receivable - other                                                --             57,151            265,912
    Inventories                                                           (27,846)           (94,491)          (156,952)
    Prepaid expenses                                                      118,268            173,068             49,794
    Accounts payable                                                      (26,985)          (279,087)           475,200
    Accrued liabilities                                                   (28,279)            72,586            263,254
    Accrued litigation settlement                                              --         (1,300,000)           100,000
    Deferred revenues                                                     371,871            387,947          1,158,521
                                                                     -------------      -------------      -------------
           Net cash used in operating activities                         (265,919)        (3,814,218)       (57,883,814)
                                                                     -------------      -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                             22,177                 --            153,973
  Capital expenditures                                                         --            (50,387)        (2,812,907)
  Acquisition of Thermal Imaging, Inc. common stock                            --                 --           (100,000)
  Purchase of software license                                                 --                 --         (3,850,000)
  Purchase of investments available for sale                                   --                 --        (43,851,010)
  Proceeds from redemption of investments available for sale                   --          3,514,989         43,468,857
  Acquisition of Bales Scientific common stock,
    net of cash acquired                                                       --                 --         (5,604,058)
                                                                     -------------      -------------      -------------
           Net cash provided by (used in)  investing activities            22,177          3,464,602        (12,595,145)
                                                                     -------------      -------------      -------------

                                       The accompanying notes are an integral part of these
                                                consolidated financial statements.


                                           COMPUTERIZED THERMAL IMAGING, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                              (A DEVELOPMENT STAGE COMPANY)
                                                       (UNAUDITED)


                                                                         FOR THE                         FROM
                                                                     THREE MONTHS ENDED              JUNE 10, 1987
                                                                        SEPTEMBER 30,                 (INCEPTION)
                                                                -------------------------------         THROUGH
                                                                    2003              2002         SEPTEMBER 30, 2003
                                                                -------------     -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock and warrants,
    net of offering costs                                       $  1,000,000      $     82,069       $ 64,976,581
  Advances to affiliate                                                   --                --           (107,864)
  Advances from stockholders                                              --                --          2,320,738
  Preferential Dividend                                                   --                --            (79,000)
  Proceeds from issuances from covertible debentures,
  net of finance costs                                                    --                --          5,756,339
  Payments on debt                                                        --                --         (1,177,190)
                                                                -------------     -------------      -------------
           Net cash provided by financing activities               1,000,000            82,069         71,689,604
                                                                -------------     -------------      -------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                               756,258          (267,547)         1,210,645

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                454,387           936,796                 --
                                                                -------------     -------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  1,210,645      $    669,249       $  1,210,645
                                                                =============     =============      =============

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for:
     Interest expense                                           $         --      $         --       $      8,770
     Income taxes                                                         --                --                 --

SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING AND INVESTING ACTIVITIES
  Common stock issued to reduce debenture, interest and
    penalty                                                     $    157,277      $    203,064       $  2,992,406
  Warrants issued for financing costs                                     --                --            118,905
  Common stock issued to individuals to acquire
    minority interest of subsidiary                                       --                --            165,500
  Common stock issued in consideration of Bales Scientific                --                --          5,500,000
  Options issued at discount to market in connection
    with offering                                                         --                --            744,282
  Stock offering costs capitalized                                        --                --           (744,282)
  Common stock issued for advances from shareholders                      --                --          2,320,738
  Common stock issued for notes payable, accrued
    discount and interest                                                 --                --          2,224,953
  Common stock issued for convertible subordinated
    debentures                                                            --                --            640,660
  Common stock issued for liabilities                                     --                --             50,000

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

                       COMPUTERIZED THERMAL IMAGING, INC.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (UNAUDITED)


NOTE A. UNAUDITED FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

         The condensed consolidated financial statements of Computerized Thermal Imaging (the "Company") for the three-month periods ended September 30, 2003 and 2002 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's results of operation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's most recent Annual Report on Form 10-K for the Year Ended June 30, 2003. The consolidated results of operations for the three-month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

         Certain amounts from the prior period financial statements have been reclassified to conform to current period presentation.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions, including for example, accounts receivable allowances, inventory obsolescence reserves, deferred tax valuation allowances, and reserves for pending or threatened litigation. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. In its Annual Report on Form 10-K for the Year Ended June 30, 2003, the Company reported that its recurring losses from operations, negative cash flows from operations, pending shareholder class-action lawsuits and denial of coverage for any resulting claims by the Company's provider of directors and officers insurance, forced redemption of the Company's convertible debentures, the Company's need for additional working capital, and the possibility that the Company may not receive FDA approval for its primary product raised substantial doubt about the Company's ability to continue as a going concern.

         In order to pursue its existing plan of operations, the Company will have to secure additional financing through the sale of equity, the incurrence of debt or the sale of assets, including the Company's intellectual property. There can be no assurance that capital will be available from any source or, if available, that the terms and conditions associated with such capital will be acceptable to the Company. If the Company raises equity or debt capital, the sale of these securities could dilute existing shareholders, and borrowings from third parties could result in assets being pledged as collateral and could provide loan terms that could adversely affect the Company's operations and the price of its common stock.

         The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

NOTE B. RECENTLY ISSUED ACCOUNTING STANDARDS

         In October 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 147 (SFAS 147), ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS. SFAS 147 provides that the guidance provided by SFAS 141 BUSINESS COMBINATIONS, SFAS 142 GOODWILL AND OTHER INTANGIBLE ASSETS, and SFAS 144 ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS will apply to acquisitions of financial institutions (previously covered under special industry guidance). The transition provisions of SFAS 147 became effective on October 1, 2002. At this time the Company does not believe the adoption of SFAS 147 will have any impact on its condensed consolidated financial statements.

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, which amends Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value -based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company began providing the required interim and annual disclosures beginning in the quarter ended March 31, 2003.

         In February 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS No. 149), ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF LIABILITIES AND EQUITY, which became effective at the beginning of the first interim period beginning after March 15, 2003. SFAS No. 149 establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company does not believe the adoption of SFAS No. 149 will have a material effect on the Company's consolidated financial position or results of operations.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS No. 150) ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, which is effective the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how the Company classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The Company does not believe the adoption of SFAS No. 150 will have a material effect on the Company's consolidated financial position or results of operations.

NOTE C. CONVERTIBLE DEBENTURE

Financing Agreement with Beach Boulevard, LLC.

         On December 31, 2001, the Company entered into a financing agreement (the "Beach Boulevard Agreement") with Beach Boulevard, LLC (the "Investor"), pursuant to which the Company issued a 7% convertible debenture in the amount of $2.5 million (the "Debenture Offering") and obtained an equity line of credit (the "Equity Line") that enabled the Company to sell up to $20 million in common stock to the Investor at 94% of the market price, as defined by the Beach Boulevard Agreement. The convertible debenture was originally due on December 31, 2004. The terms of the Beach Boulevard Agreement permit the Investor to convert the convertible debenture into 2,100,694 shares of common stock at a conversion price of $1.44 per share at any time during the term of the Beach Boulevard Agreement. Interest on the convertible debenture is due on the conversion date and is payable, in cash or common stock.

         In connection with the Beach Boulevard Agreement, the Company entered into a registration rights agreement and subsequently filed with the Securities and Exchange Commission (the "Commission") a Registration Statement on Form S-3, which was declared effective on March 18, 2002 (Registration No. 333-82016). Prior to completing the transactions contemplated by the Beach Boulevard Agreement, the Company terminated its 1999 agreement with Beach Boulevard to purchase up to $7 million of its common stock.

         As of September 30 2003, Company had satisfied all of its obligations set forth in the Beach Boulevard Agreement. Over the life of the Beach Boulevard Agreement a total of 26,487,821 shares of common stock were issued to the Investor. Of those shares, 20,462,816 shares were issued to retire the debenture, 3,764,321 shares were issued in connection with the equity line, 260,417 shares were issued upon the exercise of warrants, and 2,026,074 shares were issued to satisfy interest and penalty obligations. The Company incurred approximately $438,696 to obtain proceeds of $3,457,956 from the debenture and equity line of credit. On July 7, 2003, the Company issued 196,451 shares of common stock to the Investor, in order to satisfy $157,277 of interest and penalty and to terminate the Beach Boulevard Agreement.

         In order to pursue its existing plan of operations, the Company will have to secure additional financing through the sale of equity, the incurrence of debt or the sale of assets, including the Company's intellectual property. There can be no assurance that capital will be available from any source or, if available, that the terms and conditions associated with such capital will be acceptable to the Company. If the Company raises equity or debt capital, the sale of these securities could dilute existing shareholders, and borrowings from third parties could result in assets being pledged as collateral and could provide loan terms that could adversely affect the Company's operations and the price of the Company's common stock.

         The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.


NOTE D. REVENUE RECOGNITION

         The Company generates revenues from sales of its products and from services provided to its customers. The Company sells its products to independent distributors and to end customers. With the exception of sales transactions in which a customer may return defective product, the Company does not provide its customers with other rights to return products.

         The Company recognizes revenue from its product sales to end customers upon shipment of products when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations remain, the fee is fixed or determinable, and collectibility is probable. If these conditions are not met, revenue is deferred until such obligations and conditions are fulfilled. If the Company retains an ongoing obligation under a sales arrangement, revenue is deferred until all of the Company's obligations are fulfilled.

         Effective July 1, 2001, the Company adopted the practice of deferring revenue on shipments to distributors until cash payment from the distributor is received by the Company, which is generally when the product is sold by the distributor to the end customer. Prior to that date, revenue on shipments to distributors was recognized upon shipment to the distributor if all of the criteria for revenue recognition were satisfied. The Company believes that deferral of revenue on shipments to distributors until cash payment is received is a more meaningful measurement of results of operations.

         Certain of the Company's products contain software that is not considered incidental to the product. Sales of those products are subject to the provisions of AICPA Statement of Position No. 97-2, SOFTWARE REVENUE RECOGNITION, as amended, which requires the deferral of revenue from certain multiple-element arrangements. The Company defers revenue from multiple-element arrangements until all elements have been delivered.

         Service revenue is derived from non-destructive testing of turbine blades and other items. Service revenue is recognized upon the completion of the services provided. The Company offers extended warranties on certain of its products. Warranty revenue is recognized ratably over the period of the agreement as services are provided.

NOTE E. DEFERRED REVENUE

         Deferred revenues at September 30, 2003 was approximately $1,158,000, and consisted of $25,000 of deferred medical revenues, $660,000 of deferred revenues from the Nanda licensing and manufacturing agreement, $24,000 of deferred warranty revenues and $449,000 of deferred industrial revenues and deposits relating the Turbine Blade Inspection System ("TBIS") the Company shipped to Pratt & Whitney. Deferred revenues at June 30, 2003 was approximately $787,000, and consisted of $10,000 of deferred medical revenues, $300,000 of deferred revenues associated with a manufacturing/licensing agreement (the "Nanda Agreement") executed between the Company and NanDa Thermal Medical Technology, Inc. ("Nanda"), $28,000 of deferred warranty revenues and $449,000 of deferred industrial revenues and deposits relating the Turbine Blade Inspection System ("TBIS") the Company shipped to Pratt & Whitney.

         DEFERRED REVENUES              SEPTEMBER 30,      JUNE 30,
                                            2003             2003

                Medical Products         $   25,000      $   10,000
                Nanda Licensing             660,000         300,000
                Industrial Products         449,000         449,000
                Warranty Revenue             24,000          28,000
                                         -----------     -----------
         Total Deferred Revenue          $1,158,000      $  787,000
                                         ===========     ===========

         Medical product deferred revenue consists of Thermal Image Processor ("TIP") and Photonic Stimulator ("PS") units sold to various customers and will be recognized into revenue when outstanding obligations are compete and the sales prices are considered fixed and determinable.

         Industrial products deferred revenue consists of non-destructive testing devices shipped to Pratt & Whitney. The Company will recognize these sales when it has completed its obligations under the purchase agreements with Pratt & Whitney.

         The Nanda Agreement is billed in stages. Upon the execution of the Nanda Agreement in June 2003, the Company billed Nanda $300,000; however, the amount of the initial billing remained unpaid as of June 30, 2003 and was collected in the quarter ended September 30, 2003. In addition, the Company billed and collected an additional $360,000 under the Nanda Agreement during the quarter ended September 30, 2003. The Nanda Agreement obligates the Company to provide training services in the United States and in China. The Company will not recognize any revenue from the Nanda Agreement until its obligations are performed and the Company has completed its training in the U.S. and China.

NOTE F. INVENTORIES

         Inventories are stated at the lower-of-cost or market with cost determined using the first-in first-out method of accounting. As of the dates set forth below, the Company's inventories consisted of the following:

                              SEPTEMBER 30,      JUNE 30,
                                  2003             2003

         Raw materials          $ 679,255       $ 673,833
         Inventory Reserve      $(594,674)      $(594,674)
         Work-in process           80,665          19,286
         Finished goods           168,465         207,419
                                ----------      ----------
         Total                  $ 333,710       $ 305,864
                                ==========      ==========


         Finished goods inventory at September 30, 2003 consisted of approximately $168,000 of finished goods ready for sale, $80,000 in the manufacturing process and $679,000 of raw materials. In their report on the Company's condensed consolidated financial statements for the year ended June 30, 2003, the Company's auditors expressed concern regarding the Company's ability to continue its operations as a going concern. As a result of that concern, coupled with FDA's decision to not approve the BCS 2100, the Company has treated its inventories as impaired assets on its condensed consolidated financial statements for the quarter ended September 30, 2003. The impairment is held in a reserve account and represents about 64% of all inventories.

         The Company reserves for excess and obsolete inventory by comparing inventory on hand to estimated consumption during the next twelve months. Consumption is estimated by annualizing trailing three or six -month sales volumes, adjusting those volumes for known activities and trends, then comparing forecast consumption to quantity on hand. Any difference between inventory on hand and greater than estimated consumption is recorded to cost of revenues and an excess and obsolete reserve, which is included as an element of net inventory reported on the Company's condensed consolidated balance sheet. Amounts charged to the inventory reserves are not reversed to income until the reserved inventory is sold or otherwise disposed. The Company felt no need to impair additional inventory in the quarter ended September 30, 2003

NOTE G. INCOME TAXES

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

NOTE H. CONTINGENCIES

         AL-HASAWI LITIGATION --The Company is involved in a lawsuit, Al-Hasawi v CTI, brought by Salah Al-Hasawi against the Company and its former chief executive officer in the U.S. District Court for the Southern District of New York in March 2000. The plaintiff alleges that the Company failed to pay fees and grant options earned by the plaintiff in connection with his efforts in facilitating a private placement of the Company's securities. The plaintiff has asserted that the Company failed to pay him commissions of approximately $516,000 plus stock options to purchase 1,070,000 shares of common stock, valued by the plaintiff at $15 million.

         The Company has denied all of the plaintiff's claims and has affirmatively alleged that all amounts due have been paid in full. The Company is currently engaged in discovery and an initial hearing has been scheduled for December 8, 2003. The likelihood of an unfavorable outcome or the extent of any potential loss is not presently determinable.

         CLASS ACTIONS -- In 2002, five different class-action lawsuits, which were ultimately consolidated into a single action, were filed against the Company in the U.S. District Court in Oregon. Each suit makes substantially the same allegations: the Company misled its shareholders regarding such things as FDA approval and other matters, which the plaintiffs believe caused significant damage to the Company's shareholders at the time of these alleged misrepresentations and omissions. The Company believes the allegations are without merit and intends to defend them vigorously. Defending this lawsuit will require additional legal expenses to defend, may adversely impair the Company's ability to raise funds from outside third parties and will distract certain members of management from day-to-day operations. Moreover, the Company's insurance carrier has previously denied coverage of the plaintiffs' claims and, accordingly, has indicated it will not cover the costs of defending the claims and will not pay any resulting damages the Company may suffer if the plaintiffs are successful.

         On April 17, 2003, the consolidated class action lawsuit was dismissed without prejudice pending repleading within 21 days by the plaintiffs of certain allegations. The plaintiffs did not replead, and the court issued an order of dismissal with prejudice on May 13, 2003. The plaintiffs filed notice of appeal on May 20, 2003. The likelihood of an unfavorable outcome or the extent of any potential loss is not presently determinable.

         SEC INVESTIGATION -- In December 2002, the Company was requested to provide certain documents to the Commission and the U.S. Department of Justice in connection with an investigation regarding possible violations of the insider trading prohibitions found in the federal securities laws. The Company has responded to the Commission's requests for copies of documentation, and members of the Company's management have provided testimony to the Commission. The Company's efforts to respond to the Commission's requests has required, and in the future may require, significant additional legal expenses, may make fund raising more difficult if not impossible and will distract management from day-to-day operations.

         ST. PAUL PROPERTIES -- On April 11, 2003, St. Paul Properties, Inc. (the "Landlord") filed suit against us in the Circuit Court for Clackamas County. The Landlord alleges that we have breached our prior corporate office lease by failing to pay the rent specified under the lease. The Landlord seeks damages of approximately $667,000 plus interest and attorneys and other fees. The Company has filed an answer and affirmative defenses alleging that St. Paul Properties failed to use reasonable efforts to mitigate its damages. In addition, we are aware that much of the vacant space has been relet to a third party tenant, substantially reducing the damage claim. The Company has offered the sum of $40,000 to settle the matter. That offer was rejected by the landlord, with no counter offer made by the landlord. The Company intends to continue efforts to settle the matter.

         INDEMNIFICATION -- Under the Company's bylaws and contractual agreements the Company may be required to indemnify its current and former officers and directors who are parties to litigation or other proceedings by providing legal defense through the Company's attorneys (or reimbursing the parties for their own attorneys) and covering all damages the parties may suffer if the plaintiffs are successful.

         The Company is involved in certain other litigation matters in the normal course of business which management currently believes are not likely to result in any material adverse effects on the financial position, results of operations, or net cash flows of the Company.


NOTE I. FDA DEVELOPMENTS

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

         On December 10, 2002, the Company presented the Breast Cancer System 2100(TM) ("BCS") to the FDA's Radiological Devices Panel ("Panel"), which recommended by a vote of 4 to 3 against recommending approval of the BCS to the FDA. On January 23, 2003, the FDA sent the Company a letter concurring with the panel's recommendation. The letter provided specific actions the Company could take in an effort to obtain FDA approval in the future including: (a) performing a new pre-market clinical study, (b) modifying the indication for use, (c) performing a reproducibility study to take into account variations encountered in clinical practice, and (d) providing a validated daily quality assurance procedure.

         The main issues cited by the FDA were 1) the proposed indications for use were revised on the basis of a retrospective analysis of the results in the original PMA, 2) the additional clinical data in the "post-PMA" ("PPMA") are insufficient by themselves to constitute an adequate study, 3) enrollment was not limited to mammographically visible masses, and 4) the number of exclusions of enrolled subjects was excessive.

         Representatives of the Company met with the FDA Deputy Commissioner and the FDA Chief Counsel on July 9, 2003. The Company was asked to provide to the Commissioner's staff a scientific document addressing the FDA's reasons for non-approval of the Company's application. The scientific document was sent on July 29, 2003, and the Company is currently waiting for a response from the FDA.

Note M - Other Regulatory Matters

         The Company's TIP camera is a thermal imaging device that reads temperature (such as an external thermometer) and is completely noninvasive. In connection with SARS screening Canada and China have used the camera's in -airport terminals as a first line defense measure for identifying travelers with elevated facial temperatures. Due to the noninvasive and non -SARS diagnostic nature of the camera, both Canada and China have required minimal governmental regulation. Before shipment of the TIP cameras, all regulatory matters were met according to the Canadian and Chinese governments.

Note N - Segments

         The Company's operations have historically been reported in two segments: medical products and industrial products. Results of the Company's operations for the two segments during the three-month period ended September 30, 2003 are as follows:

                                 Medical          Industrial           Total
                                 -------          ----------           -----

Revenues                     $    51,791       $    10,906       $    62,697
Cost of goods sold              ( 39,130)           (3,272)         ( 42,402)
                             ------------      ------------      ------------
      Gross margin                12,661             7,634            20,295

Operation,general & admin.       544,976                 0           544,976
Research and development         366,906                 0           366,906
Marketing                        154,056                 0           154,056
Depreciation and amort.           54,797                 0            54,797
                             ------------      ------------      ------------
   Total operating expense     1,120,735                 0         1,120,735
                             ------------      ------------      ------------

   Operating loss            $(1,107,974)      $      7,634      $(1,100,440)
                             ============      ============      ============

Segment results for the three month period ended September 30, 2002

                                 Medical          Industrial           Total
                                 -------          ----------           -----

Revenues                     $   250,930       $    13,000       $   263,930
Cost of goods sold              (200,477)           (3,900)         (204,377)
                             ------------      ------------      ------------
      Gross margin                50,453             9,100            59,553

Operation,general & admin.       674,561           158,230           832,791
Research and development       1,022,475           225,837         1,248,312
Marketing                        492,897           115,618           608,515
Depreciation and amort.          146,889            16,695           163,584
                             ------------      ------------      ------------
   Total operating expense     2,336,822           516,380         2,853,202
                             ------------      ------------      ------------

   Operating loss            $(2,286,369)      $  (507,280)      $(2,793,649)
                             ============      ============      ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL

         Computerized Thermal Imaging, Inc. ("we", "us", "CTI" or the "Company") designs, manufactures and markets thermal imaging devices and services used for clinical diagnosis, pain management and industrial testing. We market our products through an internal sales force and a network of independent distributors.

         We have developed thermal imaging technology and equipment and methods for applying our proprietary technology. We believe our thermal imaging systems generate data, difficult to obtain or not available using other imaging methods, which is useful to health care providers in the detection of certain diseases and disorders and useful to the industry for product quality testing.

         Our research indicates that our equipment and technology is useful in studying and diagnosing breast cancer, which is the second most common cancer in women. Our research and development efforts led to the creation of our breast imaging system, known as the "BCS 2100." We are seeking FDA pre-market approval for the BCS 2100 as an adjunct to mammography and clinical examinations for use as a painless and non-invasive technique for acquiring clinical information. To receive pre-market approval ("PMA") from the FDA, we must establish the BCS 2100's ability to consistently distinguish between malignant and benign tissue and thereby reduce the number of breast biopsies performed on benign tissue. We have received acceptance on four of the five modules required for PMA approval. We submitted the fifth module, which includes clinical trial results and efficacy claims, during June 2001.

         We presented the BCS 2100 to the FDA's Radiological Devices Panel on December 10, 2002 and the Panel voted against approval of the BCS 2100. On January 23, 2003, the FDA concurred with the recommendation made by the Panel and issued to the Company a non-approval letter with respect to the BCS 2100. We believe the FDA's decision was based on technical and statistical issues regarding the clinical trial and analysis of the clinical trial data. The main issues cited by the FDA were 1) the proposed indications for use were revised on the basis of a retrospective analysis of the results in the original PMA, 2) the additional "post-PMA" clinical data are insufficient to constitute an adequate study, 3) enrollment was not limited to mammographically visible masses, and 4) the number of exclusions of enrolled subjects was excessive. The FDA's letter states specific actions we could take in an effort to put the PMA into an approvable form including: a) performing a new pre-market clinical study, (b) modifying the indication for use, (c) performing a reproducibility study to take into account variations encountered in clinical practice, and (d) providing a validated daily quality assurance procedure.

         Our management met with the FDA Deputy Commissioner and the FDA Chief Counsel on July 9, 2003. We were asked to provide to the Deputy Commission's staff a scientific document addressing the FDA's reasons for non-approval. The scientific document was sent on July 29, 2003, and we are currently waiting for a response.

         Our common stock is publicly traded on the American Stock Exchange under the symbol "CIO". On October 30, 2003, we had approximately 113 million shares of common stock outstanding held by approximately 21,000 shareholders. In addition to shares of common stock outstanding, as of October 30, 2003, we had approximately 4.5 million shares of common stock underlying warrants and options that remain unexercised. On a fully diluted basis, we have approximately 117.5 million shares of common stock outstanding, approximately 19% of which are beneficially owned by insiders and affiliates. We currently have no other interest in any other entity.

         We use capital to pay general corporate expenses, including salaries, manufacturing costs, professional fees, clinical trials, technical support costs and general and administrative expenses. To date, we have funded our business activities with funds raised through the private placement of common stock, debt and warrants and the exercise of warrants and options.

         This Report contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and Securities Exchange Act of 1934, as amended. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any expected results, performance or achievements. When used in this document the words "expects", "anticipates," "intends," "plans," "may," "believes," "seeks," "estimates," and similar expressions generally identify forward-looking statements. All forward-looking statements included in this Report are based on information available to us on the date hereof, and we assume no obligation to update any forward-looking statements except to the extent required under applicable securities laws.

         The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited condensed consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

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

         We believe the following are our critical accounting policies. That is, they are both important to the portrayal of our financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

         CASH AND CASH EQUIVALENTS-- Cash and cash equivalents include cash in checking accounts and short-term highly liquid investments with an original maturity of one year or less.

         REVENUE RECOGNITION -- Although we believe revenues recognized to date have been immaterial to our financial statements, we also believe revenue recognition is a significant business process that requires management to make estimates and assumptions. We recognize revenue from product sales after shipment when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations remain, the price or fee is fixed or determinable, and collection is probable. If these conditions are not met, revenue is deferred until such obligations and conditions are fulfilled.

         Our standard domestic terms for our medical products to end-user customers are "net 30 days," and our standard international terms for our medical products require payment in cash or placement of a letter of credit before shipment. On occasion, we offer extended payment terms beyond our normal business practices, usually in connection with providing an initial order of demonstration equipment to a new domestic distributor. We consider fees on these extended terms agreements not fixed and collectibility less than probable and defer the revenue until receipt of payment. Our sales prices have declined over time and we credit price decreases to any balance due from a distributor. We sell separate extended warranty contracts for our Thermal Image Processor ("TIP") and Photonic Stimulator and recognize revenue from those arrangements ratably over the contract life. We do not offer rights or return privileges in sales agreements.

         Industrial sales are made pursuant to individually negotiated commercial contracts which specify payment terms that have ranged from 60 to 90 days from shipment or service completion. With industrial products, even if delivery and payment have occurred, we may retain a significant ongoing obligation under a sales arrangement for the delivery of components or customized software and customer testing, and we defer recognizing revenue until all the multiple elements of the sale are completed.

         RESEARCH AND DEVELOPMENT EXPENSES -- We expense as incurred the direct, indirect and purchased research and development costs associated with our products. We believe this method is conservative given the product and market acceptance risk inherent to our products and reduces administrative burden and cost.

         IMPAIRMENT OF LONG-LIVED ASSETS -- We follow the provisions of Financial Accounting Standards Board ("FASB") SFAS No. 141, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which requires that if the sum of the future cash flows expected to result from the assets, undiscounted and without interest charges, is less than a company's reported value of the assets, the asset is not recoverable and the company must recognize an impairment. The amount of impairment to be recognized is the excess of the reported value of the assets over the fair value of those assets and is recorded as impairment expense on our statements of operations. In estimating impairments, management makes assumptions about future cash flows and fair value that are inherently uncertain, can significantly affect the results and may differ from actual future results.

         INVENTORY RESERVES -- We establish reserves for excess and obsolete inventory by comparing inventory on hand to estimated consumption during the subsequent twelve-month period. Consumption is estimated by annualizing trailing three or six -month sales volumes, adjusting those volumes for known activities and trends, and comparing forecast consumption to quantity on hand. Any difference between inventory greater than estimated consumption is recorded to cost of revenues and an excess and obsolete reserve, which is included as an element of net inventory reported on our Balance Sheet. Amounts charged to the inventory reserves are not reversed to income until the reserved inventory is sold or otherwise disposed.

         EMPLOYEE INCENTIVE PLANS -- Pursuant to employment agreements and verbal commitments, we provide to certain employees incentive compensation ranging from five percent to ten percent of their annual salary. We have terminated our discretionary 401(k) plan. All CTI common stock formerly held in our 401(k) plan was sold and the proceeds were placed in funds as selected by each individual employee. We are in the process of issuing lump sum distributions and qualified plan rollovers for each participant. We expect to complete the process by December 31, 2003.

         TRENDS/UNCERTAINTIES AFFECTING CONTINUING OPERATIONS

         We are exposed to the opportunities and risks usually associated with marketing and manufacturing novel products, including staff retention and recruiting, market acceptance of our products, product warranty, bad debts and inventory obsolescence. We expect to earn revenues from the sale of our products, but there is no guarantee that these revenues will recover all the costs of marketing, selling and manufacturing our products.

         Our marketing efforts rely upon building relationships with manufacturers, medical equipment dealers, physicians and clinical investigators. We communicate with our target markets by attending trade shows and conferences, making direct sales calls, and sponsoring clinics where we introduce and demonstrate our products. We believe marketing medical products through trade shows, conference presentations, direct mail and inside sales augmented with dealers provides a low-cost, high-leverage approach to diagnostic imaging and pain management practitioners. To the extent possible, we plan to continue investing resources in these programs, although there can be no assurance they will lead to market acceptance of our products.

         We organize clinical studies with institutions and practitioners to obtain user feedback and to secure technical papers for training and marketing purposes. These strategies represent a significant investment of time and resources and have provided useful information; however, there can be no guarantee that these strategies will lead to market acceptance of our products.

         To date, we have had limited operating revenues from the sale of our products and services ($3.5 million in total revenues since inception). We cannot provide any assurance that we will achieve profitability in the future. Our immediate priorities are to reconcile issues presented to us by the FDA Advisory Panel on December 10, 2002 and FDA administrators in subsequent meetings, and the pursuit of additional funding. At this time, we are unsure how much time and additional financing we will require to resolve these issues with the FDA. We are also unsure about our ability to raise additional financing that will be required to continue our business operations. These uncertainties, among others, raise doubts about our ability to continue as a going concern.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Our operating results and financial condition are subject to substantial risks and uncertainties. These risks and uncertainties include, but are not limited to, the following:

         Our failure to raise additional capital could cause us to severely curtail operations, which would adversely affect shareholder value, or cease operations entirely, which would likely eliminate any value in our common stock.

         Our failure to obtain FDA approval of our BCS 2100 would have a material adverse impact on our results of operation and financial condition, and may result in cessation of our operations entirely.

         We are involved in substantial shareholder litigation, which may have an adverse impact on us and our shareholders.

         We have limited revenues from operations and may never have substantial revenue from operations.

         Failure to obtain insurance reimbursement codes for our BCS 2100 may make the BCS 2100 unmarketable, thereby adversely affecting shareholder value.

         We expect to continue to incur losses, deficits, and deficiencies in liquidity for the foreseeable future. Unless we are able to reverse those trends, we will likely be unable to continue our operations.

         We may sell assets or reduce activities to fund operations, which could adversely affect shareholder value.

         The recent volatility in the market price of our common stock could continue and adversely affect shareholder value.

         We could issue preferred stock or sell other securities or other financing instruments, including convertible debt, which could result in significant dilution to existing shareholders.

         We rely on third parties in the development and manufacture of key components for our products. If they fail to perform, product development, and/or production could be substantially delayed.

         If we are unsuccessful in preventing others from using our intellectual property, we could lose a competitive advantage.

         We do not have product liability insurance; if we are made subject to a products liability claim, whether or not the claim is meritorious, our results of operation and financial condition may be adversely affected.

         We do not currently meet the requirements for continued listing on the American Stock Exchange. In particular, we do not currently maintain the required level of shareholder equity, we have incurred operating losses for two of the past three years, and our financial condition is impaired. If these conditions are not rectified, our common stock will likely be delisted from the American Stock Exchange. If our common stock is delisted, there may be no trading market for our common stock.

OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS.

         The foregoing factors should be read in conjunction with our audited consolidated financial statements, notes thereto and risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003 (the "Form 10-K"). Many of the risks identified above are discussed in greater detail in the Form 10-K.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2003, COMPARED TO QUARTER ENDED SEPTEMBER 30, 2002.

         REVENUES

         Revenues for the quarter ended September 30, 2003 decreased $201 thousand, or 76%, from the same period last year to $63 thousand; $52 thousand of our revenues resulted from the sale of pain management products; the remaining $11 thousand was warranty and industrial services. The decrease was due to a decrease in pain management products sales that partly can be attributed to the reduction in sales force.

         During the quarter ended September 30, 2003, medical segment revenues were $51 thousand, compared to $251 thousand from the same period last year, resulting in an decrease of $200 thousand, or 80%. This decrease resulted primarily from the absence of foreign sales and decreased sales activity overall. The primary source of the decline was associated with the TIP camera. We did not sell any TIP systems in the quarter ended September 30, 2003, compared to TIP sales during the same period last year of $168 thousand. In the quarter ended September 30, 2002 there were 5 cameras sold, two of which were sold to NanDa Thermal Medical Technology, Inc. ("Nanda") for use in China. The sale of Photonic Stimulator units decreased approximately 41% in the quarter ended September 30, 2003 compared to the same period of 2002.

         During the quarter ended September 30, 2003, industrial segment revenues were $11 thousand, compared to $13 thousand for the same period last year, resulting in an decrease of $2 thousand. No industrial units were sold in either quarter. The industrial revenue was limited to service on previously sold units.

         During the quarter ended September 30, 2003, no overhead expenses were allocated to the industrial segment of our operations, due to our reduction in sales staff and decreased development in the segment.

         There were no unfulfilled orders as of September 30, 2003; as of September 2002 there was $425 thousand in unfilled orders. Backlog at September 30, 2002 was an order from Pratt & Whitney for a Turbine Blade Inspection System ("TBIS"). This order was shipped during fiscal 2003 and will be recognized as revenue when all of our commitments and obligations associated with the order have been fulfilled. Although the Pratt & Whitney revenue has not yet been recognized on our financial statements, it is not considered "backlog" because the unit has been shipped but is still waiting final customer acceptance.

         We recognized $18 thousand, or 29% of total revenue, in foreign sales during the quarter ended September 30, 2003, compared to approximately $239 thousand, or 40% of total revenues, for the quarter ended September 30, 2002. Revenues during the quarter ended September 30, 2003 were attributable to the rental of camera to a Canadian entity. Sales during the comparable quarter of 2002 consisted of $187 thousand in medical sales, primarily to Canada and China, and $52 thousand in industrial sales to the United Kingdom.

         COSTS AND EXPENSES

         Gross margins for the quarter ended September 30, 2003 were $20 thousand, compared to $60 thousand for the same period last year. Total cost of goods sold for the quarter ended September 30, 2003 were approximately $42 thousand, compared to $204 thousand for the same period last year.

         We expect that unit prices for our TIP System and Photonic Stimulator will continue to decline as a prerequisite to increasing market penetration. We also expect prices to decline faster than we will be able to reduce manufacturing costs; therefore, we anticipate our gross margins as a percentage of sales for our pain management products will decline. Demand for our pain management products and resulting revenues and gross margins are dependant upon general economic conditions, insurance reimbursements, insurance coverage offered by medical plans and our ability to aggressively market and promote our products.

         General and administrative expenses for the quarter ended September 30, 2003 were $545 thousand, compared to $833 thousand for the same period last year, a decrease of $288 thousand, or 35%. The decrease reflects our effort to reduce costs and preserve cash. The decrease reflected declines in salary expense ($229 thousand), office expense ($66 thousand), and professional services expense ($25 thousand), offset by an increase in legal fees of $32 thousand.

         Research and development expenses for the quarter ended September 30, 2003 were $367 thousand, compared to $1,248 thousand for the same period last year, a decrease of $881 thousand, or 71%. The reduction in research and development expense reflects our efforts to preserve cash. Reductions in salary expense accounted for $602 thousand of the decrease, decreased medical R&D resulted in a decrease of $62 thousand, and decreases in rent ($75 thousand), regulatory expenses ($45 thousand), insurance ($30 thousand) and outside services, travel and misc. ($109 thousand) offset by increases in legal expenses of $42 thousand, also reduced our research and development expense.

         Marketing expenses for the quarter ended September 30, 2003 were $154 thousand, compared to $609 thousand for the same period last year, a decrease of $455 thousand, or 75%, from the same period of last year. Reduction in salaries accounted for $256 thousand of the decrease, marketing and advertising expenses declined by $129 thousand, we reduced travel by $35 thousand, we reduced office rent by $28 thousand, and we reduced Insurance expense by $20 thousand. The decrease reflected management's efforts to preserve our cash position.

         We believe securing a favorable recommendation from the FDA is critical to obtaining additional funding. However, due to the delay in FDA response, we have been forced to conserve cash by reducing expenses throughout the company. We feel it is not wise to continue development of a product that has not yet been approved by the FDA.

         We plan to continue conducting clinical studies at a much reduced level, utilizing the BCS 2100, with institutions and practitioners to obtain user feedback, test product enhancements as they become available, to secure technical papers and for training and educational marketing purposes. Clinical studies are not the same as clinical trials, which we conducted for FDA PMA approval purposes.

         Depreciation and amortization expense for the quarter ended September 30, 2003 decreased $92 thousand to $55 thousand, or 63%, compared to the prior year period. During fiscal 2003, we impaired all assets to reflect possible recovery values due to the concern expressed by our auditors that CTI may not be able to continue as a going concern. There was no additional impairment in the quarter ended September 30, 2003.

         OPERATING INCOME / LOSS

         Principally as a result of the foregoing, we recorded an operating loss of $1.1 million for the quarter ended September 30, 2003, compared to an operating loss of $2.8 million for the quarter ended September 30, 2002. Sales in the medical segment accounted for most of our revenue in the quarter ended September 30, 2003. Our activities in the industrial segment during the quarter resulted primarily in service revenues with some labor costs.

         OTHER INCOME

         Net interest expense for the quarter ended September 30, 2003 decreased $625 thousand from the same quarter of 2002, to a net expense of $3 thousand. This decrease resulted primarily from the retirement of the Convertible Debenture described below. See Item 3. Defaults Upon Senior Securities.

         NET INCOME/(LOSS)

         We recorded a net loss of $1.1 million for the quarter ended September 30, 2003, compared to a net loss of 3.4 million for the quarter ended September 30, 2002. For the quarter ended September 30, 2003, the loss attributable to common shareholders was $1.1 million, or ($0.01) per share, compared to a loss attributable to common shareholders of $3.4 million, or ($0.04) per share, for the quarter ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         SOURCES AND USES OF LIQUIDITY

         Our sources of funds used for operations have historically come from selling common stock, as well as the issuance and exercise of options and warrants, revenues generated from operations, sales of marketable securities, interest earned from marketable securities available for sale and debt assumption.

         Our cash requirements include, but are not limited to, general corporate expenses including employee salaries and benefits, lease payments on office space, legal and accounting fees for litigation and to comply with securities registration and reporting requirements, costs of clinical trials and studies and technical support, FDA consulting expenses, procurement of inventory and supply expenses associated with our efforts to develop, manufacture and market our medical and industrial applications. We have reduced many of these costs in an effort to preserve cash; however, a significant amount of these costs are attributable to activities that are necessary to continue our operations.

         Net cash used in operating activities for the three months ended September 30, 2003 was $266 thousand, compared to $3,814 thousand for the three months ended September 30, 2002. The decrease in cash used in operating activities was primarily a result of our efforts to decrease our expenses and cash outlays and is affected by fluctuations in accounts receivable, accounts payable and accrued expense balances.

         Excluding an allowance for doubtful accounts of $66 thousand for the three months ended September 30, 2003, accounts receivable decreased approximately $328 thousand from $423 thousand to $95 thousand at September 30, 2003 compared to June 30, 2003. This decrease in receivables primarily relates to one invoice to Nanda for $300 thousand related to a prepayment required by the contract. We have deferred our recognition of revenue under the Nanda agreement until we have satisfied our obligations under the agreement.

         Net cash provided by investing activities for the three months ended September 30, 2003 was $22 thousand, compared to net cash used in investing activities of $3,465 thousand in the three months ended September 30, 2002. Net cash provided by and used in investing activities was provided by the sale of fixed assets in connection with our office consolidation process for fiscal 2003, whereas net cash in 2002 was from the sale of securities.

         Net cash provided by financing activities was $1,000 thousand for the three months ended September 30, 2003, compared to $82 thousand during the three months ended September 30, 2002. On July 9, 2003 we closed a private placement pursuant to Regulation S of the Securities Act, and sold 3,344,482 shares of our common stock to Therfield Holdings LTD., a limited liability company formed under the laws of the British Virgin Islands, for $1 million. Net cash provided by financing activities for the three months ended September 30, 2003 was from net cash provided from selling shares of common stock to Beach Boulevard, LLC pursuant to an equity line of credit.

         As a result of the foregoing, our net cash outflow increased by $756 thousand during the three months ended September 30, 2003, compared to a $268 thousand decrease in the three months ended September 30, 2002.

         Cash and cash equivalents at September 30, 2003 were $1,200 thousand, compared to $669 thousand at September 30, 2002.

         As of November 1, 2003, our current monthly expense rate is under $300 thousand; our monthly expense rate at our former full operational level was approximately $1,100 thousand. As of November 1, 2003, we had cash, accounts receivable and pre-paid expenses of approximately $1,200 thousand and current liabilities (excluding the debenture and deferred revenue) of approximately $1,100 thousand. These current liabilities consist of approximately $547 thousand of accounts payable, $467 thousand of accrued liabilities, and $83 thousand of accrued employee costs. Accordingly, unless we are able to secure additional funding from a third party, we do not currently have sufficient working capital to sustain our operations, which are already substantially reduced, beyond December 2003 or January 2004. Our failure to secure additional funding may result in further severe reductions in our operations or the discontinuance of our operations altogether.

         The following table summarizes our contractual obligations and commitments to make future payments as of September 30, 2003:

                                                                   Payments due by period
                                                                   ----------------------
                                                       Total   Less than 1 year  1-2 years   After 3 years
                                                       -----   ----------------  ---------   -------------
Operating Leases                                      $331,989      $198,385      $133,604      $      0
Convertible debenture net of conversion privilege            0             0            --            --
Interest on Debenture                                        0             0            --            --
                                                      ---------     ---------     ---------     ---------
Total                                                 $331,989      $198,385      $133,604      $      0
                                                      =========     =========     =========     =========


CAPITAL REQUIREMENTS/PLAN OF OPERATION

         Our capital requirements may vary from our estimates and will depend upon numerous factors including, but not limited to: a) FDA approval process; b) results of pre-clinical and clinical testing; c) costs of technology; d) time and costs involved in obtaining other regulatory approvals; e) costs of filing, defending and enforcing any patent claims and other intellectual property rights; f) the economic impact of developments in competing technology and our markets; g) competing technological and market developments; h) the terms of any new collaborative, licensing and other arrangements that we may establish; i) litigation costs; and j) costs we incur in responding to inquiries and investigations conducted by the Commission and other governmental entities.

         Since inception, we have generated significant losses from operations ($93.9 million) and, although we have generated some revenues ($3.5 million), we are still a development stage enterprise. We have taken actions to reduce our expenses and cash consumption; however, we expect to incur additional operating losses for the indefinite future. Our working capital requirements in the foreseeable future will depend on a variety of factors and assumptions. In particular, we will need to obtain additional financing through additional equity and/or debt financings or through the sale of assets (including our intellectual property) during fiscal year 2004. If we raise additional funds through the issuance of equity securities or other financing instruments which are convertible for equity securities, our shareholders may experience significant dilution that would aversely affect the price of our common stock. Furthermore, there can be no assurance that additional financing will be available when needed or at all, or that if available, such financing will be on terms favorable to us or our shareholders. If financing is not available when required or is not available on acceptable terms, we may be required to curtail our operating plan and will likely not be able to continue operations as a going concern.

         We do not have sufficient capital to cover: 1) the expected costs of additional clinical studies as required by the FDA; 2) the potential damages of pending shareholder litigation; or 3) the anticipated expense of funding our business plan over the next year. We will have to obtain additional capital within the fiscal year through issuance of securities, assumption of loans, sale of assets (including our intellectual property). Furthermore, these factors have made it difficult if not impossible to raise the required capital needed to continue operations. If we are not successful, we will have to scale back our business plans and may have to discontinue operations.

         As of September 30, 2003, we believed that we had sufficient liquidity to sustain current operations for next four to five months. Our monthly expense rate at that time averaged $370 thousand, we had cash, marketable securities, accounts receivable and pre-paid expenses of approximately $1.4 million and current liabilities (excluding the debenture and deferred revenue) of approximately $1.1 million. On a short term basis, we believed we would be able to fund our operations with cash on hand and the proceeds of our receivables and current sales activities; however, to fund our operations over the long term (more than 6 months) we believed we would need to raise additional capital or curtail our operation.

         As of November 1, 2003, we have reduced operating expenses and curtailed operating activities. Overall, we have reduced our monthly cash consumption to under $300 thousand, which we currently believe will be adequate to sustain our curtailed operations only through December 2003 or January 2004. We have selectively reduced expenses by eliminating expenditures for certain regional trade shows and conferences; reducing or eliminating administrative staff, reducing purchased services and the level of certain employee benefit programs, delaying salary increases and consolidating operations. If we are unable to secure additional capital, we may need to further reduce our operations or discontinue operations entirely.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are a development stage enterprise. We believe we are not subject to market risks beyond ordinary economic risks, such as interest rate fluctuation and inflation.

         At September 30, 2003, we had invested approximately $1.2 million in cash and available-for-sale marketable securities including investments in United States government securities and corporate bonds. Although we believe the issuers of these marketable securities are solvent and are favorably rated by recognized rating agencies, there is the risk that such issuers may not have sufficient liquid assets to satisfy their obligations at the time such obligations become due. If such were to occur, we may not be able to recover the full amount of our investment.

         Each of our marketable securities has a fixed rate of interest. Accordingly, a change in market interest rates may result in an increase or decrease in the market value of our marketable securities. If we liquidate any of our marketable securities prior to the time of their maturity, we could receive less than the face value of the security.

ITEM 4. CONTROLS AND PROCEDURES

         (a) Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our chief executive officer and our chief financial officer, have concluded that, as of September 30, 2003, our disclosure controls and procedures were effective.

         (b) There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         There have been no significant changes in our internal controls or in other factors that could significantly affect these disclosure controls, subsequent to the date of this evaluation.

PART II-- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

SALAH AL-HASAWI ADVISORY SERVICES CLAIM

         On March 29, 2000, Salah Al-Hasawi ("Plaintiff"), a citizen and resident of Kuwait, filed an action in the U.S. District Court for the Southern District of New York, against us and our former Chief Executive Officer, alleging violations under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, for commissions allegedly due to the plaintiff in connection with the private placement of our securities. Shortly thereafter, the plaintiff's lawsuit was dismissed without prejudice and, on April 12, 2000, the plaintiff filed a similar complaint in the United States District Court for the District of Utah. The plaintiff has asserted that we failed to pay him commissions of approximately $516,000 plus stock options to purchase 1,070,000 shares of commons tock valued at $15 million, attorneys fees and unspecified damages pursuant to five separate causes of action including breach of contract, fraud and unjust enrichment.

         We have denied all of the plaintiff's claims and have affirmatively alleged that all amounts due have been paid in full. We are currently engaged in the discovery process and an initial hearing has been scheduled for December 8, 2003. The likelihood of an unfavorable outcome or the extent of any potential loss is not presently determinable.

SHAREHOLDER CLASS ACTION

         Five separate lawsuits filed against us in the U.S. District Court in Oregon alleged that CTI misled shareholders regarding such things as FDA approval and other matters, which the plaintiffs asserted caused significant damage to the holders of our common stock at the time of these alleged misrepresentations and omissions. On September 24, 2002, the Court appointed a lead plaintiff and consolidated these lawsuits into a single action; and on November 5, 2002, the plaintiffs filed an amended consolidated complaint against the Company and certain current and former officers. We filed a motion to dismiss the litigation on December 19, 2002.

         On April 17, 2003, the consolidated class action was dismissed without prejudice by the U.S. District Court. In a written opinion, the U.S. District Judge concluded that the alleged misstatements were either not material, not misleading, or not pled by plaintiffs with sufficient particularity to constitute a claim. The Court gave the plaintiffs until May 8, 2003 to replead three of the nine claims. On May 8, 2003, the plaintiffs informed our counsel that they would not replead any claims. Instead, the plaintiffs expressed their intention to appeal the court's ruling following entry of the court's dismissal order. That order was filed May 13, 2003, and the plaintiffs filed their notice of appeal on May 20, 2003.

         Our insurance carrier has denied coverage for the plaintiffs' claims and, accordingly, has indicated it will not cover the costs of defending the claims or pay any resulting damages we may suffer if the plaintiffs are successful. We have retained counsel to evaluate the question of insurance coverage regarding the plaintiffs claims set out in their amended consolidated complaint. There can be no assurance that we will be successful in obtaining insurance coverage for this litigation.

         Under our bylaws and contractual agreements we may be required to indemnify our current and former officers and directors who are parties to the litigation by providing legal defense through our attorneys (or reimbursing them for their own attorneys) and covering all damages they may suffer if the plaintiffs are successful.

SEC INVESTIGATION

         In December 2002, we were was requested to provide certain documents to the Securities and Exchange Commission (the "Commission")and the U.S. Department of Justice in connection with an investigation regarding possible violations of the insider trading prohibitions found in the federal securities laws. We have responded to the Commission's requests for copies of documentation, and members of CTI management have provided testimony to the Commission. To date, we have incurred approximately $650,000 in legal costs in complying with these requests. CTI also may be required to indemnify its officers and directors in connection with fees incurred in connection with these investigations. Our efforts to respond to the Commission's requests have required, and in the future may require, significant additional legal expenses, may make fund raising more difficult if not impossible and will distract management from our day-to-day operations.

ST. PAUL PROPERTIES

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

INDEMNIFICATION

         Under our bylaws and contractual agreements, CTI may be required to indemnify its current and former officers and directors who are parties to litigation or other proceedings by providing legal defense through the CTI attorneys (or reimbursing the parties for their own attorneys) and covering all damages the parties may suffer if the plaintiffs are successful.

OTHER LEGAL PROCEEDINGS

         We are involved in certain other litigation matters in the normal course of business which management currently believes are not likely to result in any material adverse effects on our financial position, results of operations, or net cash flows.


ITEM 2.    CHANGES IN SECURITIES

         On July 9, 2003, we closed a private placement under Regulation S of the Securities Act, and sold 3,344,482 shares of common stock to Therfield Holdings LTD., a limited liability company formed under the laws of the British Virgin Islands, for $1 million. The shares of common stock sold in the private placement were offered and sold in reliance upon the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and Rule 506 promulgated under the Securities Act based upon the following: (a) the investor represented and warranted that it was an "accredited investor," as defined in Rule 501 of Regulation D promulgated under the Securities Act and had such background, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities; (b) there was no public offering or general solicitation with respect to the offering, and the investor represented and warranted that it was acquiring the securities for its own account and not with an intent to distribute such securities; (c) the investor was provided with a copy of our most recent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all other information requested by the investor with respect to the Company, (d) the investor acknowledged that all securities being purchased were "restricted securities" for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered with the Commission under the Securities Act or exempt from registration under the Securities Act; and (e) a legend was placed on the certificates and other documents representing each such security stating that it was restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Financing Agreement with Beach Boulevard, LLC.

         On December 31, 2001, we entered into a financing agreement (the "Beach Boulevard Agreement") with Beach Boulevard, LLC (the "Investor"), pursuant to which we issued a 7% convertible debenture in the amount of $2.5 million (the "Debenture Offering") and obtained an equity line of credit (the "Equity Line") that enabled us to sell up to $20 million in common stock to the Investor at 94% of the market price, as defined by the Beach Boulevard Agreement. The convertible debenture was originally due on December 31, 2004. The terms of the Beach Boulevard Agreement permits the Investor to convert the convertible debenture into 2,100,694 shares of common stock at a conversion price of $1.44 per share at any time during the term of the Beach Boulevard Agreement. Interest on the convertible debenture is due on the conversion date and is payable in cash or common stock.

         In connection with the Beach Boulevard Agreement, we entered into a registration rights agreement and subsequently filed with the Commission a Registration Statement on Form S-3, which was declared effective on March 18, 2002 (Registration No. 333-82016). Prior to completing the transactions contemplated by the Beach Boulevard Agreement, we terminated our 1999 agreement with the Investor to purchase up to $7 million of our common stock.

         As of September 30 2003, we had satisfied all of our obligations set forth in the Beach Boulevard Agreement. Over the life of the Beach Boulevard Agreement a total of 26,487,821 shares of common stock were issued to the Investor. Of those shares, 20,321,720 shares were issued to retire the debenture, 3,764,321 shares were issued in connection with the equity line, 234,610 shares were issued upon the exercise of warrants, and 2,167,170 shares were issued to satisfy interest and penalty obligations. The total cash we received from the transactions associated with the Beach Boulevard Agreement totaled $3,457,956 and the costs attributed to obtaining the debenture and related credit line were approximately $438,696. On July 7, 2003 we issued 196,451 shares of common stock to the Investor, in order to satisfy $157,195 of interest and penalty and to terminate the Beach Boulevard Agreement.

         In order to pursue our existing plan of operations, we will have to secure additional financing through the sale of equity, the incurrence of debt or the sale of assets, including our intellectual property. There can be no assurance that capital will be available from any source or, if available, that the terms and conditions associated with such capital will be acceptable to us. If we raise equity or debt capital, the sale of these securities could dilute existing shareholders, and borrowings from third parties could result in assets being pledged as collateral and could provide loan terms that could adversely affect our operations and the price of the common stock.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        EXHIBITS

           31.1      Certification of Chief Executive Officer
           31.2      Certification of Chief Financial Officer
           32.1      Certification of Chief Executive Officer
           32.2      Certification of Chief Financial Officer


(b)        REPORTS ON FORM 8-K

                  Current Report on Form 8-K filed July 11, 2003 (reporting our completion of the Therfield Holdings LTD private placement and the resignation of Dr. Simmons as a director of CTI).

                  Current Report on Form 8-K filed July 10, 2003 (reporting the execution of the NanDa Thermal Medical Technology, Inc. manufacturing/licensing agreement).

                  Current Report on Form 8-K filed September 5, 2003 (reporting the filing of a brief in support of the plaintiff's appeal of the U.S. District Court decision in the pending class action proceeding against CTI).

                  Current Report on Form 8-K filed October 3, 2003 (reporting the resignation of John M. Brenna as Chief Operating Officer and a director of CTI).

                  Current Report on Form 8-K filed October 20, 2003 (reporting the appointment of BJ Mendenhall as Chief Financial Officer of
                  CTI).

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          COMPUTERIZED THERMAL IMAGING, INC.
                                          (Registrant)

                                          /s/Richard V. Secord
Dated November 19, 2003                   -------------------------------
                                          Richard V. Secord
                                          Chairman & Chief Executive Officer

                                          /s/BJ Mendenhall
Dated November 19, 2003                   -------------------------------
                                          BJ Mendenhall
                                          Chief Financial Officer