Form 10-Q
period 2003-12-31
COMPUTERIZED THERMAL IMAGING INC
filed 2004-02-17
CIK 1021853

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________ to _____________

                        Commission file number: 001-16253

                       COMPUTERIZED THERMAL IMAGING, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 NEVADA                                          87-0458721
------------------------------------------------             -------------------
(State or other jurisdiction of incorporation or               (IRS Employer
              organization)                                  Identification No.)

       1719 West 2800 South
            Ogden, Utah                                            84401
----------------------------------------                       ----------------
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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, par value $0.001, of which 112,895,031 shares were issued and outstanding as of January 29, 2004.

                       COMPUTERIZED THERMAL IMAGING, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements..................................................2

         Condensed Consolidated Balance Sheets as of
         December 31, 2003 and June 30, 2003 ..................................2

         Condensed Consolidated Statements of Operations and Other
         Comprehensive Income (Loss) for the three and six months ended
         December 31, 2003 and 2002 and for the period from inception on
         June 10, 1987 to December 31, 2003 ...................................3

         Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2003 and 2002 and for the period from inception on June 10, 1987 to December 31, 2003 ......................4

Notes to Condensed Consolidated Financial Statements...........................6

ITEM 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations.......................................................13

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk............22

ITEM 4. Controls and Procedures...............................................22


                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.....................................................23

ITEM 2. Changes in Securities.................................................24

ITEM 6. Exhibits and Reports on Form 8-K......................................24

SIGNATURES....................................................................25

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  COMPUTERIZED THERMAL IMAGING, INC.
                                     (A Development Stage Company)
                                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          December 31,    June 30,
                                                                              2003          2003
                                                                          (UNAUDITED)
                                                                         -------------   -------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                              $    446,578    $    454,387
  Accounts receivable-trade, net (less allowance for doubtful accounts
   of $63,531 and $3,199 for December and June 2003, respectively              16,850         420,395
  Inventories                                                                 364,416         305,864
  Prepaid expenses                                                            171,453         310,248
  Deferred Finance Costs                                                           --              --
                                                                         -------------   -------------
        Total current assets                                                  999,297       1,490,894
                                                                         -------------   -------------
PROPERTY AND EQUIPMENT, Net                                                   215,494         312,719
                                                                         -------------   -------------
INTANGIBLE ASSETS:
  Intellectual property rights, net (less accumulated amortization:
   December - $13,513; June - $14,782)                                         16,730          18,065
                                                                         -------------   -------------
TOTAL ASSETS                                                             $  1,231,521    $  1,821,678
                                                                         =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                       $    650,760    $    655,075
  Accrued liabilities                                                         412,925         406,032
  Accrued settlement reserve                                                  100,000         100,000
  Convertible Debenture                                                            --         157,276
  Deferred revenues                                                         1,137,087         786,650
                                                                         -------------   -------------
        Total current liabilities                                           2,300,772       2,105,033
                                                                         -------------   -------------
STOCKHOLDERS' EQUITY (DEFICIT):
  Convertible preferred stock, $5.00 par value, 3,000,000
    shares authorized ; issued-none                                                --              --
  Common stock, $.001 par value, 200,000,000 shares authorized,
    112,870,031 and 109,329,098 issued and outstanding on
    December 31, 2003 and June 30, 2003, respectively                         112,869         109,329
  Additional paid-in capital                                               95,194,842      94,041,104
  Deficit accumulated during the development stage                        (96,376,962)    (94,433,788)
                                                                         -------------   -------------
        Total stockholders' equity (deficit)                               (1,069,251)       (283,355)
                                                                         -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     $  1,231,521    $  1,821,678
                                                                         =============   =============

        The accompanying notes are an integral part of these consolidated financial statements.

                                                    2


                                              COMPUTERIZED THERMAL IMAGING, INC.
                                                 (A Development Stage Company)
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
                                                          (UNAUDITED)

                                                                                                               June 10, 1987
                                               Three month period ended           Six month period ended         (Inception)
                                                     December 31,                       December 31,               through
                                                 2003            2002             2003              2002      December 31, 2003
                                            --------------   --------------   --------------   --------------   --------------
INCOME:
  Revenues                                  $      93,645    $     594,971    $     156,342    $     858,901    $   3,576,812
  Cost of goods sold                              (20,530)        (748,004)         (62,932)        (952,381)      (2,592,451)
                                            --------------   --------------   --------------   --------------   --------------
GROSS MARGIN                                       73,115         (153,033)          93,410          (93,480)         984,361
                                            --------------   --------------   --------------   --------------   --------------
OPERATING EXPENSES:
  General and administrative                      379,839          646,244          924,816        1,479,035       35,411,629
  Litigation Settlements                          100,000          100,000               --        2,797,434
  Research and development                        296,794        1,153,657          663,700        2,401,969       31,419,551
  Marketing                                        97,073          387,077          251,128          995,592        8,659,258
  Depreciation and amortization                    40,903          175,994           95,700          339,578        5,151,115
  Impairment loss                                      --          711,194               --          711,194       12,322,192
                                            --------------   --------------   --------------   --------------   --------------
Total operating expenses                          914,609        3,074,166        2,035,344        5,927,368       95,761,179
                                            --------------   --------------   --------------   --------------   --------------
OPERATING LOSS                                   (841,494)      (3,227,199)      (1,941,934)      (6,020,848)     (94,776,818)
                                            --------------   --------------   --------------   --------------   --------------
OTHER INCOME (EXPENSE):
  Interest income                                   2,257           52,078            4,185          141,427        3,607,624
  Interest expense                                     --         (210,688)          (5,425)        (928,338)      (5,189,436)
  Other                                                --               --               --               --          193,711
                                            --------------   --------------   --------------   --------------   --------------
Total other income (expense)                        2,257         (158,610)          (1,240)        (786,911)      (1,388,101)
                                            --------------   --------------   --------------   --------------   --------------
LOSS BEFORE EXTRAORDINARY ITEM                   (839,237)      (3,385,809)      (1,943,174)      (6,807,759)     (96,164,919)

EXTRAORDINARY GAIN ON
  EXTINGUISHMENT OF DEBT                               --               --               --               --           65,637

NET LOSS                                         (839,237)      (3,385,809)      (1,943,174)      (6,807,759)     (96,099,282)

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized gain (loss) on investments
    available for sale                                             (20,121)                           (5,688)              --
                                                             --------------                    --------------   --------------
TOTAL COMPREHENSIVE  (LOSS)                 $    (839,237)   $  (3,405,930)   $  (1,943,174)   $  (6,813,447)   $ (96,099,282)
                                            ==============   ==============   ==============   ==============   ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                                 112,706,442       83,489,455      112,706,442       83,312,419
                                            ==============   ==============   ==============   ==============
BASIC AND DILUTED LOSS PER COMMON SHARE     $       (0.01)   $       (0.04)   $       (0.02)   $       (0.08)
                                            ==============   ==============   ==============   ==============


                    The accompanying notes are an integral part of these consolidated financial statements.

                                                              3


                                               COMPUTERIZED THERMAL IMAGING, INC.
                                                 (A Development Stage Company)
                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (UNAUDITED)
                                                                                                      From
                                                                                                    Inception
                                                                        Six Months Ended             through
                                                                          December 31,             December 31,
                                                                      2003             2002            2003
                                                                  -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $ (1,943,174)   $ (6,807,759)   $(96,099,282)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
  Depreciation and amortization                                         95,700         339,578       5,151,115
  Impairment loss and loss on disposition of assets                     (1,185)        762,015      12,295,611
  Bond Amortization                                                         --          32,294          51,447
  Amortization Bonds and deferred finance costs and discounts
    on notes payable                                                        --         560,514       1,648,594
  Conversion expense of convertible debenture                               --       1,776,839       1,776,839
  Common stock, warrants, and options issued
    as compensation for services                                            --              --       9,639,920
  Options extended beyond their expiration date                             --              --       1,687,250
  Common stock issued for interest expense                                  --              --         423,595
  Stock-based compensation on options marked to market                      --           7,280         347,075
  Common stock issued to settle litigation                                  --              --         514,380
  Options issued at discount to market to settle litigation                 --              --         475,000
  Options issued at discount to market as
    compensation expense                                                    --              --         226,586
  Common stock issued to pay Debenture                                 (98,067)        286,110         (98,067)
  Common stock issued for failure to complete
    timely registration                                                     --              --          82,216
  Common stock issued to 401(k) plan                                        --          21,883         117,860
  Extraordinary gain on extinguishment of debt                              --              --         (65,637)
  Bad debt expense                                                      60,393         (65,032)        507,116
  Interest expense on convertible debenture                                 --         492,406         492,406
  Changes in operating assets and liabilities:
    Accounts receivable - trade                                        343,152        (411,394)        (83,800)
    Accounts receivable - other                                             --          70,651         265,912
    Inventories                                                        (58,552)        520,765        (187,658)
    Prepaid expenses                                                   138,795         174,733          70,321
    Accounts payable                                                    (4,315)       (304,372)        497,870
    Accrued liabilities                                                104,960        (477,515)        396,493
    Accrued litigation settlement                                           --      (1,300,000)        100,000
    Deferred revenues                                                  350,437         410,179       1,137,087
                                                                  -------------   -------------   -------------
           Net cash used in operating activities                    (1,011,856)     (6,180,070)    (58,629,751)
                                                                  -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                              --              --         131,796
  Capital expenditures                                                   4,044         (87,318)     (2,808,863)
  Acquisition of Thermal Imaging, Inc. common stock                         --              --        (100,000)
  Purchase of software license                                              --              --      (3,850,000)
  Purchase of investments available for sale                                --              --     (43,851,010)
  Proceeds from redemption of investments available for sale                --       5,514,861      43,468,857
  Acquisition of Bales Scientific common stock,
    net of cash acquired                                                    --              --      (5,604,058)
                                                                  -------------   -------------   -------------
           Net cash provided by (used in) investing activities           4,044       5,427,543     (12,613,278)
                                                                  -------------   -------------   -------------


              The accompanying notes are an integral part of these consolidated financial statements. (Continued)

                                                               4


                                            COMPUTERIZED THERMAL IMAGING, INC.
                                               (A Development Stage Company)
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)
                                                                                                 From
                                                                                               Inception
                                                                   Six Months Ended             through
                                                                     December 31,             December 31,
                                                                 2003             2002            2003
                                                             -------------   -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock and warrants,
    net of offering costs                                    $  1,000,000    $    314,385       64,976,581
  Advances to affiliate                                                --              --         (107,864)
  Advances from stockholders                                           --              --        2,320,738
  Preferential Dividend                                                --              --          (79,000)
  Proceeds from borrowing
  net of finance costs                                                 --              --        5,756,339
  Payments on debt                                                     --              --       (1,177,190)
                                                             -------------   -------------    -------------
           Net cash provided by financing activities            1,000,000         314,385       71,689,604
                                                             -------------   -------------    -------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                             (7,812)       (438,142)         446,575

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                               454,387         936,796               --
                                                             -------------   -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $    446,575    $    498,654     $    446,575
                                                             =============   =============    =============
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for:
     Interest expense                                        $         --    $         --            8,770
     Income taxes                                                      --              --               --

SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING AND INVESTING ACTIVITIES
  Common stock issued to reduce debenture, interest
   and penalty                                               $    157,277    $    456,064        2,992,489
  Warrants issued for financing costs                             118,905         118,905
  Common stock issued to individuals to acquire
    minority interest of subsidiary                                    --              --          165,500
  Common stock issued in consideration of Bales Scientific             --              --        5,500,000
  Options issued at discount to market in connection
    with offering                                                      --              --          744,282
Stock offering costs capitalized                                       --              --         (744,282)
Common stock issued for advances from shareholders                     --              --        2,320,738
Common stock issued for notes payable, accrued
  discount and interest                                                --              --        2,224,953
Common stock issued for convertible subordinated
  debentures                                                           --              --          640,660
Common stock issued for liabilities                                    --              --           50,000




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

                                                            5

                       COMPUTERIZED THERMAL IMAGING, INC.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (UNAUDITED)


NOTE A. UNAUDITED FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

         The condensed consolidated financial statements of Computerized Thermal Imaging (the "Company") for the three-month and six-month periods ended December 31, 2003 and 2002 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's results of operation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's most recent Annual Report on Form 10-K for the Year Ended June 30, 2003. The consolidated results of operations for the three-month and six-month periods ended December 31, 2003 are not necessarily indicative of the results to be expected for the full year.

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

         In order to pursue its existing plan of operations, the Company will have to secure additional financing through the sale of equity, the incurrence of debt or the sale of assets, possibly including the Company's intellectual property. There can be no assurance that capital will be available from any source or, if available, that the terms and conditions associated with such capital will be acceptable to the Company. If the Company raises equity or debt capital, the sale of these securities could dilute existing shareholders, and borrowings from third parties could result in assets being pledged as collateral and could provide loan terms that could adversely affect the Company's operations and the price of its common stock.

         The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

NOTE B. RECENTLY ISSUED ACCOUNTING STANDARDS

         In October 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 147 ("SFAS 147"), ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS. SFAS 147 provides that the guidance provided by SFAS 141 BUSINESS COMBINATIONS, SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS, and SFAS 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS will apply to acquisitions of financial institutions (previously covered under special industry guidance). The transition provisions of SFAS 147 became effective on October 1, 2002. At this time the Company does not believe the adoption of SFAS 147 will have any impact on its condensed consolidated financial statements.

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, which amends Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company began providing the required interim and annual disclosures beginning in the quarter ended March 31, 2003.

         In February 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF LIABILITIES AND EQUITY, which became effective at the beginning of the first interim period beginning after March 15, 2003. SFAS 149 establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company does not believe the adoption of SFAS 149 will have a material effect on the Company's consolidated financial position or results of operations.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150") ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, which is effective the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for how the Company classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The Company does not believe the adoption of SFAS 150 will have a material effect on the Company's consolidated financial position or results of operations.

NOTE C. CONVERTIBLE DEBENTURE

Financing Agreement with Beach Boulevard, LLC.

         On December 31, 2001, the Company entered into a financing agreement (the "Agreement") with Beach Boulevard, LLC (the "Investor"), pursuant to which the Company issued a 7% convertible debenture (the "Convertible Debenture") in the amount of $2.5 million (the "Debenture Offering") and secured an equity line of credit (the "Equity Line") for $20 million that allowed the Company to sell up to $20 million of common stock to the Investor at 94% of the market price, as defined by the Agreement. The Convertible Debenture was originally due on December 31, 2004. The terms of the Agreement permitted the Investor to convert the Convertible Debenture into 2,100,694 shares of common stock at a conversion price of $1.44 per share at any time during the term of the Agreement. Interest on the Convertible Debenture was due on the conversion date and was payable, at the option of the Company, in cash or common stock.

         In connection with the Agreement, the Company issued to the Investor warrants for the purchase of 260,417 shares of common stock at $2.03 a share and 641,026 shares of common stock at $1.95 a share. The proceeds from the Debenture Offering were allocated between the Convertible Debenture, the beneficial conversion feature and the warrants issued to the Investor. The Company also issued separate warrants to an investment banking firm for the purchase of 100,000 shares of common stock at $1.87 per share. The fair market value of these warrants and other related financing costs were recorded as deferred financing costs and were originally being amortized over the three-year term of the Agreement. However, because of the occurrence of the redemption of the Convertible Debenture discussed below, the deferred financing costs and beneficial conversion feature associated with the Convertible Debenture were amortized over the six-month period ended January 25, 2003.

         On July 25, 2002, the Investor notified the Company that a "Trigger Event" had occurred, which obligated the Company to redeem the Convertible Debenture. On the date of the Trigger Event, the Company's redemption obligation was equal to approximately $2.9 million, which included principal of $2.5 million, $111 thousand of accrued interest and $287 thousand of penalty. The Company elected to satisfy its redemption obligation through a series of put notices based on the terms of the Equity Line. During the period from July 1, 2002 through January 29, 2003, the Company issued 5,009,083 shares of common stock pursuant to a series of mandatory put notices. The proceeds were applied to redeem approximately $685,000 of the Convertible Debenture and to pay accrued interest and penalties totaling $176,000 and $95,000, respectively.

         On February 5, 2003, the Company received approximately $210,000 from the issuance of 2,234,043 shares of common stock pursuant to the terms of the Equity Line. The proceeds were used to redeem approximately $183,000 of the Convertible Debenture and to pay accrued interest and penalties totaling $6,000 and $21,000, respectively.

         On or about February 21, 2003, the Company entered into an agreement with the Investor which was formalized on March 19, 2003 (the "Amendment"), whereby the Company agreed to reduce the conversion price in the Convertible Debenture from $1.44 per share to an amount equal to the lower of (a) $1.44 (the "Fixed Conversion Price") or (b) ninety-four percent (94%) of the average of the lowest closing bid prices (not necessarily consecutive) for any three trading days during the ten trading days period immediately preceding the conversion date. The Company also agreed to reduce the exercise price of the warrants that were issued to the Investor in connection with the Agreement to $0.087733 per share, which was the average of the lowest closing bid prices for any of the three trading days during the ten trading days period immediately preceding the Amendment. Pursuant to the Amendment, the Investor exercised warrants to purchase 260,417 shares of common stock at an agreed-upon exercise price of $0.087733 per share and (2) converted approximately $86,000 in principal of the Convertible Debenture into 977,244 shares of common stock at the agreed-upon conversion price of $0.087733 per share. The proceeds from the exercise of the warrants totaling approximately $23,000 were applied to redeem approximately $20,000 of the Convertible Debenture and to pay accrued interest of approximately $2,000. In connection with the modification of the conversion terms of the Convertible Debenture, which was considered to be an inducement to convert the Convertible Debenture, and the reduction of the exercise price of the Investor's warrants, the Company recorded an interest expense totaling approximately $1,770,000 during the quarter ended March 31, 2003.

         The Company issued 1,212,956 shares of common stock to the Investor pursuant to a mandatory put notice on February 21, 2003. The proceeds were applied to redeem approximately $91,000 of the Convertible Debenture and to pay accrued interest and penalties totaling $5,000 and $11,000, respectively. On March 19, 2003, the Company entered into an agreement with the Investor (the "Amendment Agreement") that formalized the terms reached in the Amendment. In connection with the Amendment Agreement, the Investor also agreed to defer its demand for immediate payment of the full amount due under the Convertible Debenture for at least 90 days and agreed to not file suit against CTI, its officers, employees, partners or agents for a period of 90 days. Upon execution of the Amendment Agreement, the Investor converted $272,000 in principal of the Convertible Debenture, including $7,000 of interest, into 3,224,146 shares of common stock.

         During the period March 20, 2003 through May 19, 2003, the Investor converted approximately $1,181,000 of the remaining redeemable balance of the Convertible Debenture, including interest of $11,000, into 9,805,161 shares of common stock. As of June 30, 2003, the Company owed the Investor approximately $157,000 under the Convertible Debenture, which consisted of the unpaid portion of the penalty. In July 2003, the Company issued approximately 200,000 shares of common stock to redeem the remaining balance of the Convertible Debenture. The July 2003 transaction represented the final issuance of shares of common stock under the Equity Line, and the Company does not anticipate issuing additional shares of common stock thereunder.

PRIVATE OFFERING - THERFIELD HOLDINGS LTD

         On July 10, 2003 the Company closed a private placement under Regulation S of the Securities Act of 1933, as amended, and sold 3,344,482 shares of common stock to Therfield Holdings LTD ("Therfield"), for $1 million. The Company entered into negotiations with Therfield in early June 2003 and offered a 15% discount off the then prevailing market price. The transaction process took over 30 days to conclude and the Company received the funds from the private placement on July 10, 2003.

         In order to pursue its existing plan of operations, the Company will have to secure additional financing through the sale of equity, the incurrence of debt or the sale of assets, possibly including the Company's intellectual property. There can be no assurance that capital will be available from any source or, if available, that the terms and conditions associated with such capital will be acceptable to the Company. If the Company raises equity or debt capital, the sale of these securities could dilute existing shareholders, and borrowings from third parties could result in assets being pledged as collateral and could provide loan terms that could adversely affect the Company's operations and the price of the Company's common stock.

         The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.


NOTE D. REVENUE RECOGNITION

         The Company generates revenues from sales of its products and from services provided to its customers. The Company sells its products to independent distributors and to end customers. With the exception of sales transactions in which a customer may return defective products, the Company does not provide its customers with other rights to return products.

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

         Effective July 1, 2001, the Company adopted the practice of deferring revenue on shipments to distributors until cash payment from the distributor is received by the Company, which is generally when the product is sold by the distributor to the end customer. Prior to that date, revenue on shipments to distributors was recognized upon shipment to the distributor if all of the criteria for revenue recognition were satisfied. The Company believes that deferral of revenue on shipments to distributors until cash payment is received is a more meaningful measurement of results of the Company's operations.

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

NOTE E. DEFERRED REVENUE

         At December 31, 2003 the Company's deferred revenues were approximately $1,158,000, and consisted of $25,000 of deferred medical revenues, $660,000 of deferred revenues from the Nanda licensing and manufacturing agreement, $24,000 of deferred warranty revenues and $449,000 of deferred industrial revenues and deposits relating the Company's TBIS shipped to Pratt & Whitney. At June 30, 2003 the Company's deferred revenues were approximately $787,000, and consisted of $10,000 of deferred medical revenues, $300,000 of deferred revenues associated with a manufacturing/licensing agreement (the "Nanda Agreement") executed between the Company and NanDa Thermal Medical Technology, Inc. ("Nanda"), $28,000 of deferred warranty revenues and $449,000 of deferred industrial revenues and deposits relating the Turbine Blade Inspection System ("TBIS") the Company shipped to Pratt & Whitney.

DEFERRED REVENUES
                     DEFERRED REVENUES

                                                  December 31,      June 30,
                                                      2003            2003
                                                 -----------------------------
               Medical Products                  $   10,000      $   10,000
               Nanda Licensing                      660,000         300,000
               Industrial Products                  449,000         449,000
               Warranty Revenue                      18,000          28,000
                                                 ----------      ----------
                     Total Deferred Revenue      $1,137,000      $  787,000
                                                 ==========      ==========

         Medical product deferred revenues consist of Photonic Stimulator ("PS") units sold to a customer and will be recognized into revenue when outstanding obligations are compete and the sales prices are considered fixed and determinable. Also included is one half month's rental on six Thermal Imaging Processors ("TIP") cameras the Company has placed with Boothroyd, a Canadian customer.

         The Nanda Agreement is billed in stages. Upon the execution of the Nanda Agreement in June 2003, the Company billed Nanda $300,000; however, the amount of the initial billing remained unpaid as of June 30, 2003 and was collected in the quarter ended December 31, 2003. In addition, the Company billed and collected an additional $360,000 under the Nanda Agreement during the quarter ended December 31, 2003. The Nanda Agreement obligates the Company to provide training services in the United States and in China. Although the training was completed in the United States, the Company will not recognize any revenue from the Nanda Agreement until its obligations are performed and the Company has completed its training in China.

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

NOTE F. INVENTORIES

         Inventories are stated at the lower-of-cost or market with cost determined using the first-in first-out method of accounting. As of the dates set forth below, the Company's inventories consisted of the following:

                             INVENTORY

                                                 December 31,     June 30,
                                                     2003           2003
                                                 ---------------------------

                    Raw materials                $  617,749      $  673,833
                    Inventory reserve              (595,339)       (594,674)
                    Work-in process                 147,560          19,286
                    Finished goods                  194,446         207,419
                                                 -----------     -----------
                    Total                        $  364,416      $  305,864
                                                 ===========     ===========

         Finished goods inventory at December 31, 2003 and June 30, 2003 consisted of approximately $194,000 and $207,000, respectively, of finished goods ready for sale, a 6% decrease, due, primarily, to sales of existing photonic stimulator inventory, $148,000 and $19,000 respectively in the manufacturing process, a 679% increase which consisted primarily of four TIP cameras in the process to sell to Nanda, and $618,000 and $674,000 of raw materials, an 8% decrease, due primarily to the attempt to reduce inventory to preserve cash. In their report on the Company's condensed consolidated financial statements for the year ended June 30, 2003, the Company's auditors expressed concern regarding the Company's ability to continue its operations as a going concern. As a result of that concern, coupled with FDA's decision to not approve the BCS 2100, the Company has treated its inventories as impaired assets on its condensed consolidated financial statements for the quarter ended December 31, 2003. The impairment is held in a reserve account in the amount of $595,000 and represents about 62% of all inventories.

         The Company reserves for excess and obsolete inventory by comparing inventory on hand to estimated consumption during the next twelve months. Consumption is estimated by annualizing trailing three or six -month sales volumes, adjusting those volumes for known activities and trends, then comparing forecast consumption to quantity on hand. Any difference between inventory on hand and greater than estimated consumption is recorded to cost of revenues and an excess and obsolete reserve, which is included as an element of net inventory reported on the Company's condensed consolidated balance sheet. Amounts charged to the inventory reserves are not reversed to income until the reserved inventory is sold or otherwise disposed. The Company felt no need to impair additional inventory in the quarter ended December 31, 2003

NOTE G. INCOME TAXES

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

NOTE H. CONTINGENCIES

         AL-HASAWI LITIGATION -- On March 29, 2000, Salah Al-Hasawi, a citizen and resident of Kuwait, filed an action in the United States District Court for the Southern District of New York, against the Company and its former Chief Executive Officer, alleging violations under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, for commissions allegedly due to the plaintiff in connection with the private placement of the Company's securities. Shortly thereafter, the lawsuit was dismissed without prejudice and on April 12, 2000 the plaintiff filed a similar complaint in the United States District Court for the District of Utah. The plaintiff's complaint sought specified damages of $15.5 million, attorney fees and unspecified damages pursuant to five separate causes of action including breach of contract, fraud and unjust enrichment.

         In December 2003, the Company reached a settlement with the plaintiff, pursuant to which the Company agreed to pay the aggregate amount of $100,000 in three installments ($50,000 paid in December, 2003, $25,000 paid in January 2004 and $25,000 to be paid in February 2004) and the plaintiff agreed to dismiss the litigation with prejudice. The settlement is set forth in a Settlement Agreement and Mutual Release, which provides for the filing with the court of dismissal pleadings upon the Company's payment of the final installment in February 2004.

         CLASS ACTIONS -- In 2002, five different lawsuits were filed against the Company in the United States District Court in Oregon. The lawsuits, which were consolidated into a single class action, allege in substance that the Company violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and accompanying regulations by misleading shareholders regarding such things as FDA approval and other matters, which the plaintiffs allege caused significant damage to the holders of our common stock at the time of these alleged misrepresentations and omissions.

         On April 17, 2003, the consolidated litigation was dismissed without prejudice by the United States District Court. In a written opinion, the U.S. District Judge concluded that the alleged misstatements were either not material, not misleading, or not pled by plaintiffs with sufficient particularity to constitute a claim. The Court gave the plaintiffs until May 8, 2003 to replead three of the nine claims. Plaintiffs did not replead, so the judge dismissed the case with prejudice on May 13, 2003, On May 22, 2003, the plaintiffs filed for appeal, and on September 3, 2003 the plaintiffs filed their memorandum in support of their appeal. On October 20, 2003, we filed our response in support of the District Court's opinion. We do not expect to receive a decision from the appellate court for at least one year. The likelihood of an unfavorable outcome or the extent of any potential loss is not presently determinable.

         SEC INVESTIGATION -- In December 2002, the Company was requested to provide certain documents to the U.S. Securities and Exchange Commission and the U.S. Attorney for the Southern District of New York in connection with their investigation of possible violations by the Company's Chairman of the Board and Chief Executive Officer of the insider trading prohibitions found in the federal securities laws. During the year ended June 30, 2003 the Company incurred approximately $658 thousand in legal costs in complying with these requests. During the period between June 30, 2003 and December 31, 2003, the Company incurred approximately $168 thousand in additional legal costs associated with these investigations. The Company also may be required to indemnify its officers and directors for fees incurred for these investigations. For the year ended June 30, 2003, such indemnification obligations totaled approximately $36 thousand, and during the period between June 30, 2003 and December 31, 2003 the Company incurred approximately $12 thousand in additional indemnification obligations which are included in the previous figures.

         ST. PAUL PROPERTIES -- On April 11, 2003, St. Paul Properties, Inc. (the "Landlord") filed suit against the Company in the Circuit Court for Clackamas County. The Landlord alleges that the Company breached its prior corporate office lease by failing to pay the rent specified under the lease. The Landlord seeks damages of approximately $667,000 plus interest and attorneys and other fees. The Company has filed an answer and affirmative defenses alleging that St. Paul Properties failed to use reasonable efforts to mitigate its damages. In addition, the Company is aware that much of the vacant space has been relet to a third party tenant, substantially reducing the damage claim. The Company has offered the sum of $40,000 to settle the matter. That offer was rejected by the landlord, with no counter offer made by the landlord. The Company intends to continue efforts to resolve the matter.

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

NOTE I. FDA DEVELOPMENTS

         The Company's medical imaging and treatment products are subject to regulation by the U.S. Food and Drug Administration ("FDA"). Over the past few years, the Company has sought approval for its breast cancer detection system through the FDA's Pre-Market Approval process ("PMA"), which requires rigorous clinical efficacy testing, manufacturing and other data. The Company utilized the FDA's modular submission method and submitted its application for approval on five modules for review.

         On December 10, 2002, the Company presented the Breast Cancer System 2100TM ("BCS") to the FDA's Radiological Devices Panel ("Panel"), which recommended by a vote of 4 to 3 against recommending approval of the BCS to the FDA. On January 23, 2003, the FDA sent the Company a letter concurring with the panel's recommendation. The letter provided specific actions the Company could take in an effort to obtain FDA approval in the future including: (a) performing a new pre-market clinical study, (b) modifying the indication for use, (c) performing a reproducibility study to take into account variations encountered in clinical practice, and (d) providing a validated daily quality assurance procedure.

         The main issues cited by the FDA were the Panel's conclusion that 1) the proposed indications for use were revised on the basis of a retrospective analysis of the results in the original PMA, 2) the additional clinical data in the "post-PMA" ("PPMA") was insufficient to constitute an adequate study, 3) enrollment in the Company's studies was not limited to mammographically visible masses, and 4) the number of exclusions of enrolled subjects was excessive.

         Representatives of the Company met with the FDA Deputy Commissioner and the FDA Chief Counsel on July 9, 2003. The Company was asked to provide to the Commissioner's staff a scientific document addressing the FDA's reasons for non-approval of the Company's application. The scientific document was sent on July 29, 2003. Another follow-up meeting was held with the FDA on January 15, 2004 reviewing the process. The Company is currently awaiting a response from the FDA.

NOTE M - OTHER REGULATORY MATTERS

         The Company's TIP camera is a thermal imaging device that reads temperature (such as an external thermometer) and is noninvasive. In connection with SARS screening activities, Canada and China have used the cameras in-airport terminals as a first-line defense measure for identifying travelers with elevated facial temperatures. Due to the noninvasive nature of the camera, as well as the fact that the Company has not marketed or promoted the TIP camera as an SARS screening device, both Canada and China have required minimal governmental regulation. The Company believes that all regulatory matters associated with the sale and shipment of these TIP cameras were met according to the Canadian and Chinese governments.

NOTE N - SEGMENTS

         The Company's operations have historically been reported in two segments: medical products and industrial products. Results of the Company's operations for the two segments during the three-month and six-month periods ended December 31, 2003 are as follows:

                            THREE MONTH PERIOD ENDED
                                  DECEMBER 31,
                                      2003

                                        Medical       Industrial        Total
                                      ------------   ------------   ------------
Revenue                               $    87,308    $     6,337    $    93,645
Cost of Revenues                          (13,800)        (6,730)       (20,530)
                                      ------------   ------------   ------------
      Gross Margin                         73,508           (393)        73,115

General & Administration                  479,839             --        479,839
Research & Development                    296,794             --        296,794
Marketing                                  97,073             --         97,073
Depreciation and amortization              40,903             --         40,903
Impairments                                    --             --             --
                                      ------------   ------------   ------------
      Total Operating Expense             914,609             --        914,609
                                      ------------   ------------   ------------
         Operating Loss               $  (841,101)   $      (393)   $  (841,494)
                                      ============   ============   ============


                             SIX MONTH PERIOD ENDED
                                  DECEMBER 31,
                                      2003

                                         Medical       Industrial        Total
                                      ------------   ------------   ------------
Revenue                               $   139,099    $    17,243    $    56,342
Cost of Revenues                          (40,250)       (22,682)       (62,932)
                                      ------------   ------------   ------------
      Gross Margin                         98,849         (5,439)        93,410

General & Administration                1,024,816             --      1,024,816
Research & Development                    663,700             --        663,700
Marketing                                 251,128             --        251,128
Depreciation and amortization              45,560             --         95,700
Impairments                                    --             --             --
                                      ------------   ------------   ------------
      Total Operating Expense           1,985,204             --      2,035,344
                                      ------------   ------------   ------------
          Operating Loss              $(1,886,355)   $    (5,439)   $(1,941,934)
                                      ============   ============   ============

Because the Company's principal efforts during the three and six-month periods identified above have been focused on obtaining FDA approval of the Company's BCS application, as well as resolution of pending litigation and the SEC investigation regarding the Company's Chairman of the Board and Chief Executive Officer, no overhead cost allocations to the industrial segment are reflected in the tables set forth above.

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

         We presented the BCS 2100 to the FDA's Radiological Devices Panel (the "Panel") on December 10, 2002 and the Panel voted against approval of the BCS 2100. On January 23, 2003, the FDA concurred with the recommendation made by the Panel and issued to the Company a non-approval letter with respect to the BCS 2100. We believe the FDA's decision was based on technical and statistical issues regarding the clinical trial and analysis of the clinical trial data. The main issues cited by the FDA were 1) the Panel concluded that the proposed indications for use were revised on the basis of a retrospective analysis of the results in the original PMA, 2) the additional "post-PMA" clinical data was deemed insufficient to constitute an adequate study, 3) enrollment in the Company's studies was not limited to mammographically visible masses, and 4) the Panel concluded that the number of exclusions of enrolled subjects was excessive. The FDA's letter states specific actions we could take in an effort to put the PMA into an approvable form including: a) performing a new pre-market clinical study, (b) modifying the indication for use, (c) performing a reproducibility study to take into account variations encountered in clinical practice, and (d) providing a validated daily quality assurance procedure.

         Our management met with the FDA Deputy Commissioner and the FDA Chief Counsel on July 9, 2003. We were asked to provide to the Deputy Commissioner's staff a scientific document addressing the FDA's reasons for non-approval. The scientific document was sent on July 29, 2003, and we are currently waiting for a response. Another follow-up meeting was held with the FDA on January 15, 2004 for the purpose of reviewing the process. We are currently awaiting a response from the FDA.

         Our common stock is traded on the American Stock Exchange under the symbol "CIO." As of January 31, 2003, we had approximately 113 million shares of common stock outstanding. In addition to common stock, there are outstanding exercisable warrants and options to acquire approximately 10.4 million shares at exercise prices ranging from $0.38 to $5.00. Of the approximately 123.4 million fully-diluted common shares outstanding, 13.5 million are beneficially owned by insiders and affiliates. Other than our wholly-owned subsidiary, Bales Scientific, Inc., we have no interest in any other entity.

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

         Our standard domestic terms for sales of our medical products to end-user customers are "net 30 days," and our standard international terms for sales of our medical products require payment in cash or placement of a letter of credit before shipment. On occasion, we offer extended payment terms beyond our normal business practices, usually in connection with providing an initial order of demonstration equipment to a new domestic distributor. We consider fees on these extended terms agreements not fixed and collectibility less than probable and defer the revenue until receipt of payment. Our sales prices have declined over time and we credit price decreases to any balance due from a distributor. We sell separate extended warranty contracts for our Thermal Image Processor ("TIP") and Photonic Stimulator and recognize revenue from those arrangements ratably over the contract life. We do not offer rights or return privileges in sales agreements.

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

         INVENTORY RESERVES -- We establish reserves for excess and obsolete inventory by comparing inventory on hand to estimated consumption during the subsequent twelve-month period. Consumption is estimated by annualizing trailing three or six-month sales volumes, adjusting those volumes for known activities and trends, and comparing forecast consumption to quantity on hand. Any difference between inventory greater than estimated consumption is recorded to cost of revenues and an excess and obsolete reserve, which is included as an element of net inventory reported on our balance sheet. Amounts charged to the inventory reserves are not reversed to income until the reserved inventory is sold or otherwise disposed.

         EMPLOYEE INCENTIVE PLANS -- We have terminated our discretionary 401(k) plan. All CTI common stock formerly held in our 401(k) plan was sold and the proceeds were placed in funds as selected by each individual employee. We are in the process of issuing lump sum distributions and qualified plan rollovers for each participant. The process is nearly complete at time of this filing.

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

         Our marketing efforts rely upon building relationships with manufacturers, medical equipment dealers, physicians and clinical investigators. We communicate with our target markets by attending trade shows and conferences, making direct sales calls, and sponsoring clinics where we introduce and demonstrate our products. Although most recently all marketing efforts have been placed on hold until FDA approval for our medical product can be obtained. We believe marketing medical products through trade shows, conference presentations, direct mail and inside sales augmented with dealers provides a low-cost, high-leverage approach to diagnostic imaging and pain management practitioners. To the extent possible, which is extremely limited at present, we plan to continue investing resources in these programs, although there can be no assurance they will lead to market acceptance of our products.

         We organize clinical studies with institutions and practitioners to obtain user feedback and to secure technical papers for training and marketing purposes. These strategies represent a significant investment of time and resources and have provided useful information; however, there can be no guarantee that these strategies will lead to market acceptance of our products. At the time of filing this report, our only existing clinical study with Massachusetts General Hospital has been placed on hold until FDA approval can be obtained.

         To date, we have had limited operating revenues from the sale of our products and services ($3.6 million in total revenues since inception). We cannot provide any assurance that we will achieve profitability in the future. Our immediate priorities are to reconcile issues presented to us by the Panel on December 10, 2002 and FDA administrators in subsequent meetings, most recently January 15, 2004, and the pursuit of additional funding. At this time, we are unsure how much time and additional financing we will require to resolve these issues with the FDA. We are also unsure about our ability to raise additional financing that will be required to continue our business operations. These uncertainties, among others, raise doubts about our ability to continue as a going concern. Furthermore, based on our expected cash flow from operations and our limited current assets, our auditors have expressed their view, in their report on our financial statements for the year ended June 30, 2003, that they did not believe we would be able to continue our operations as a going concern through the end of our 2004 fiscal year.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Our operating results and financial condition are subject to substantial risks and uncertainties. These risks and uncertainties include, but are not limited to, the following:

         For the years ended June 30, 2003 and 2002, our auditors issued their audit report with a going concern qualification. This means that, based on our expected cash flow from operations and our existing current assets, our auditors did not believe that we would be able to continue our operations in their then-existing form through the end of our 2004 fiscal year. We can provide no assurance that we will ever generate sufficient revenues to continue our operations.

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

         On January 29, 2004 we received a letter from the American Stock Exchange ("AMEX") giving notification of AMEX decision to delist trading of our common stock on their exchange. We do not currently meet the requirements for continued listing on AMEX. In particular, we do not currently maintain the required level of shareholder equity, we have incurred operating losses for two of the past three years, and our financial condition is impaired. We have filed an appeal in hopes of persuading AMEX that we will be able to restore our compliance with the exchange's requirements. If our common stock is delisted, there may be no trading market for our common stock.

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

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 2003, COMPARED TO QUARTER ENDED DECEMBER 31, 2002.

REVENUES

         Revenues for the three and six months ended December 31, 2003 decreased $501 and $703 thousand, or 84% and 82%, respectively, from the same period last year to $94 and $156 thousand; $34 thousand (three months) and $81 thousand (six months) of our revenues resulted from the sale of pain management products; $35 thousand (three months) and $37 thousand (six months) from the rental of our TIP camera to a Boothroyd, a Canadian customer using the camera for monitoring the skin surface temperatures of passengers as they pass through airport security screening areas; $6 thousand (three months) and $10 thousand (six months) was recognition of warranty revenue; the remaining $19 thousand (three months) and $28 thousand (six months) was other and industrial services. The decrease in revenue was due primarily to a decrease in pain management products sales that partly can be attributed to the reduction in sales force.

         During the three and six months ended December 31, 2003, medical segment revenues were $87 thousand (three months) and $139 thousand (six months), compared to $396 thousand (three months) and $647 thousand (six months) from the same periods last year, resulting in an decrease of $309 thousand (three months) and $508 thousand (six months), or 78% (three and six months) (six months). This decrease reflected decreased sales of our pain management products, due to a reduced sales force and decreased marketing efforts. The sale of Photonic Stimulator units decreased approximately 76% in the three months and 63% in the six months ended December 31, 2003, compared to the same period of 2002, and sales of the TIP Camera decreased over 86% in the three months and 91% in the six months ended December 31, 2003, compared to the same two periods in 2002.

         During the three and six months ended December 31, 2003, industrial segment revenues were $6 thousand (three months) and $17 thousand (six months), compared to $199 thousand (three months) and $212 thousand (six months) for the same periods of last year, resulting in a decrease of $193 thousand (three months) and $195 thousand (six months), a 97% (three months) and 92% (six months) decrease. There was one primary sale of a TIP camera made to Dresser-Rand in the six -month period ended December 31, 2002, and no comparable sale in the six -month period ended December 31, 2003.

         During the three and six months ended December 31, 2003, no overhead expenses were allocated to the industrial segment of our operations, due to our reduction in sales staff and decreased development in the segment and the shift in focus of management to obtaining FDA approval of our BCS 2100, as well as resolution of ongoing litigation and governmental investigations.

         There was one unfulfilled order for a TIP camera for $47 thousand as of December 31, 2003. This camera was shipped and invoiced in January 2004 and we are awaiting payment.

         We recognized $35 thousand, or 37% of total revenue, in foreign sales, consisting primarily of fees generated from the rental of a TIP camera to a Canadian customer, during the quarter ended December 31, 2003, compared to approximately $215 thousand, primarily revenues generated from product sales to a Chinese customer, or 36% of total revenues, for the quarter ended December 31, 2002.

COSTS AND EXPENSES

         Gross margins for the three and six months ended December 31, 2003 were $73 thousand (three months) and $93 thousand (six months), compared to losses of $153 thousand (three months) and $93 thousand (six months) for the same periods of the prior year. Total cost of goods sold for the three and six months ended December 31, 2003 was $21 thousand (three months) and $63 thousand (six months), compared to $748 thousand (three months) and $952 thousand (six months) for the same periods last year, which included an allowance for obsolete inventory of approximately $350 thousand.

         We expect that unit prices for our TIP System and Photonic Stimulator will continue to decline as a prerequisite to increasing market penetration. We also expect prices to decline faster than we will be able to reduce manufacturing costs; therefore, we anticipate our gross margins as a percentage of sales for our pain management products will also decline. Declining demand for our pain management products and the resulting revenues and gross margins are dependant upon a number of factors, including general economic conditions, insurance reimbursements, insurance coverage offered by medical plans and our ability to market and promote our products.

         General and administrative expenses for the three and six months ended December 31, 2003 were $380 thousand (three months) and $925 thousand (six months), compared to $646 thousand (three months) and $1,479 thousand (six months) for the same period last year, a decrease of $266 thousand (three months) and $554 thousand (six months), or 41% (three months) and 37% (six months). The decrease reflects our effort to reduce costs and preserve cash. The decrease consisted of declines in salary expense ($20 thousand for three months; $248 thousand for six months), office expense ($49 thousand for three months; $116 thousand for six months), and professional services and legal expense ($67 thousand for three months -- excluding a $100 thousand litigation settlement for the Al-Hasawi case; $60 thousand for six months), shareholder service costs ($74 thousand for three months and $94 thousand for six months) equipment supplies ($35 thousand for three months; $55 thousand for six months) and other expenses ($21 thousand decrease for three months; $19 thousand increase for six months).

         Research and development expenses for the three and six months ended December 31, 2003 were $297 thousand (three months) and $663 thousand (six months), compared to $1,154 thousand (three months) and $2,401 thousand (six months) for the same periods last year, a decrease of $857 thousand (three months) and $ 1,739 thousand (six months), or 74% (three months) and 72% (six months). The reduction in research and development expense reflects our efforts to preserve cash. Reductions in salary expense accounted for $327 thousand (three months) and $903 thousand (six months) of the decrease and reductions in medical research services resulted in decreases of $162 thousand (three months) and $224 thousand (six months). In addition, reductions in rent ($45 thousand three months; $120 six months thousand), clinical trial expenses ($23 thousand three month and $31 thousand six month) and office, travel, insurance and other expenses ($300 thousand three month and $461 thousand six month) contributed to the decrease.

         Marketing expenses for the three and six months ended December 31, 2003 were $97 thousand (three months) and $251 thousand (six months), compared to $387 thousand (three months) and $996 thousand (six months) for the same periods last year, a decrease of $290 thousand (three months) and $744 thousand (six months), or 75% (three and six months), from the same periods last year. Reduction in salaries accounted for $170 thousand (three months) and $426 thousand (six months) of the decrease. The decrease also reflected decreased travel expenses ($63 thousand for three months; $98 thousand for six months), reduced office expense and rent ($38 thousand for three and six months), and reduced insurance expense ($25 thousand for three months; $45 thousand for six months). The decrease reflected management's efforts to preserve our cash position.

         We believe securing a favorable recommendation from the FDA is critical to obtaining additional funding. Due, however, to the delay in FDA response, we have been forced to conserve cash by reducing expenses throughout the Company. We feel it is not wise to continue development of a product that has not yet been approved by the FDA.

         We plan to continue conducting clinical studies at a much reduced level, utilizing the BCS 2100, with institutions and practitioners to obtain user feedback, test product enhancements as they become available, secure technical papers and for training and educational marketing purposes. The only study we currently are conducting at Massachusetts General Hospital was placed on hold in January 2004. Clinical studies are not the same as clinical trials, which we conducted for FDA PMA approval purposes.

         Depreciation and amortization expense for the quarter ended December 31, 2003 decreased $135 thousand and $244 thousand to $41 thousand and $96 thousand, or 77% and 72%, respectively, compared to the same periods of the prior year. During fiscal 2003, we impaired all assets to reflect possible recovery values due to the concern expressed by our auditors that we may not be able to continue as a going concern. There was no additional impairment in the three and six-month periods ended December 31, 2003.

OPERATING INCOME / LOSS

         Principally as a result of the foregoing, we recorded operating losses of $841 thousand and $1,942 thousand for the three and six-month periods ended December 31, 2003, respectively, compared to operating losses of $3.2 million, respectively, for the three and six-month periods ended December 31, 2002. Sales in the medical segment accounted for most of our revenue in the three and six months ended December 31, 2003. Our activities in the industrial segment during the three and six months resulted primarily in service revenues and related labor costs. By reducing expenses we have been able to reduce our losses; however, revenue growth has suffered consequently.

OTHER INCOME

         Net interest expense for the three and six-month periods ended December 31, 2003 decreased $161 thousand and $786 thousand, respectively, from the same periods of 2002, to an income of $2 thousand and expense of $1 thousand, respectively. These decreases resulted primarily from the retirement of a convertible debenture.

NET INCOME/(LOSS)

         We recorded a net loss of $839 thousand and $1,943 thousand for the three and six months ended December 31, 2003, compared to a net loss of 3.4 million and $6.9 million for the same periods in 2002. For the three and six months ended December 31, 2003, the loss attributable to common shareholders was $839 thousand, or ($0.01) per share, and $1,943 thousand or ($0.02) per share, compared to a loss attributable to common shareholders of $3.4 million, or ($0.04) per share, and $6.9 million or ($0.08) per share for the same periods in 2002. The decreased loss per share is in part due to the retirement of the Beach Boulevard debenture and equity line, diluting shareholder ownership by increasing shares from 83 million shares to 113 million and the to the reduction in costs.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES AND USES OF LIQUIDITY

         Our sources of funds used for operations have historically come from selling common stock, as well as the issuance and exercise of options and warrants, revenues generated from operations, sales of marketable securities, interest earned from marketable securities available for sale and debt assumption.

         Our cash requirements include, but are not limited to, general corporate expenses including employee salaries and benefits, defense of shareholder lawsuits and response to regulatory investigations, indemnification of employees, lease payments on office space, legal and accounting fees for litigation, compliance with securities registration and reporting requirements, costs of clinical trials and studies and technical support, FDA consulting expenses, procurement of inventory and supply expenses associated with our efforts to develop, manufacture and market our medical and industrial applications. We have reduced many of these costs in an effort to preserve cash; however, a significant amount of these costs are attributable to activities that are necessary to continue our operations and obligations.

         Net cash used in operating activities for the six months ended December 31, 2003 was $1.02 million, compared to $6.2 million for the six months ended December 31, 2002. The decrease in cash used in operating activities was primarily a result of our efforts to decrease our expenses and cash outlays and is affected by fluctuations in accounts receivable, accounts payable and accrued expense balances.

         Excluding an allowance for doubtful accounts of $64 thousand for the six months ended December 31, 2003, accounts receivable decreased approximately $343 thousand from $424 thousand to $81 thousand at December 31, 2003, compared to June 30, 2003. This decrease in receivables relate primarily to one invoice to NanDa Thermal Technology, Inc. ("NanDa") for $300 thousand associated with a prepayment required by the contract. We have deferred our recognition of revenue under the NanDa agreement until we have satisfied our obligations under the agreement.

         Net cash provided by investing activities for the six months ended December 31, 2003 was $4 thousand, compared to net cash used in investing activities of $5.5 million in the six months ended December 31, 2002. Net cash provided by and used in investing activities was provided by the sale of fixed assets in connection with our office consolidation process for fiscal 2003, whereas net cash in 2002 was from the sale of securities.

         Net cash provided by financing activities was $1 million for the six months ended December 31, 2003, compared to $314 thousand during the six months ended December 31, 2002. On July 9, 2003 we closed a private placement pursuant to Regulation S of the Securities Act, and sold 3,344,482 shares of our common stock to Therfield Holdings LTD., a limited liability company formed under the laws of the British Virgin Islands, for $1 million. Net cash provided by financing activities for the six months ended December 31, 2003 was from net cash provided from selling shares of common stock pursuant to an equity line of credit.

         As a result of the foregoing, our net cash outflow decreased by $8 thousand during the six months ended December 31, 2003, compared to a $438 thousand decrease in the six months ended December 31, 2002.

         Cash and cash equivalents at December 31, 2003 were $447 thousand, compared to $454 thousand at June 30, 2003.

         As of February 1, 2004, our current monthly expense rate is under $200 thousand; our monthly expense rate at our former full operational level was approximately $1,100 thousand. As of February 1, 2004 , we had cash, accounts receivable and pre-paid expenses of approximately $188 thousand and current liabilities (excluding the debenture and deferred revenue) of approximately $957 thousand. These current liabilities consisted of approximately $495 thousand of accounts payable, $400 thousand of accrued liabilities, and $62 thousand of accrued employee costs. Accordingly, unless we are able to secure additional funding from a third party, we do not currently have sufficient working capital to sustain our operations at current levels, which are already substantially reduced, beyond February or March 2004. Our failure to secure additional funding may result in further severe reductions in our operations or the discontinuance of our operations altogether.

         The following table summarizes our contractual obligations and commitments to make future payments as of December 31, 2003:

                                                  Payments due by period

                                Total     less than 1 year   1-2 years  after 3 years
                              -------------------------------------------------------
Oswego operating lease        $535,159       $535,159         $0             $0
Al-Hasawi settlement           $50,000        $50,000         $0             $0
Garvey Shubert settlement      $10,000        $10,000         $0             $0


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

         Since inception, we have generated significant losses from operations ($96.1 million) and, although we have generated some revenues ($3.6 million), we are still a development stage enterprise. We have taken actions to reduce our expenses and cash consumption; however, we expect to incur additional operating losses for the indefinite future. Our working capital requirements in the foreseeable future will depend on a variety of factors and assumptions. In particular, we will need to obtain additional financing through additional equity and/or debt financings or through the sale of assets (including our intellectual property) during fiscal year 2004. If we raise additional funds through the issuance of equity securities or other financing instruments which are convertible for equity securities, our shareholders may experience significant dilution that would aversely affect the price of our common stock. If we raise debt capital, the lenders may require us to pledge our assets as collateral and could insist on loan terms that could adversely affect our operations and the price of our common stock. Furthermore, there can be no assurance that additional financing will be available when needed or at all, or that if available, such financing will be on terms favorable to us or our shareholders. If financing is not available when required or is not available on acceptable terms, we may be required to curtail our operating plan and will likely not be able to continue operations as a going concern.

         We do not have sufficient capital to cover: 1) the expected costs of additional clinical studies if required by the FDA; 2) the potential damages of pending shareholder litigation; or 3) the anticipated expense of funding our business plan over the next year. We will have to obtain additional capital within the fiscal year through issuance of securities, assumption of loans, sale of assets (including our intellectual property). Furthermore, these factors have made it difficult if not impossible to raise the required capital needed to continue operations. If we are not successful, we will have to scale back our business plans and may have to discontinue operations.

         As of December 31, 2003, we believed that we had sufficient liquidity to sustain current operations for next two months. Our monthly expense rate at that time averaged $250 thousand, we had cash, marketable securities, accounts receivable and pre-paid expenses of approximately $447 thousand and current liabilities (excluding the debenture and deferred revenue) of approximately $1.2 million. On a short -term basis, we believed we would be able to fund our operations with cash on hand and the proceeds of our receivables and current sales activities; however, to fund our operations over the long term (more than 2 months) we believed we would need to raise additional capital or curtail our operation.

         As of February 1, 2004, we have reduced operating expenses and curtailed operating activities. Overall, we have reduced our monthly cash consumption to under $200 thousand, which we currently believe will be adequate to sustain our operations at current levels only through February 2004 or March 2004. We have selectively reduced expenses by eliminating expenditures for certain regional trade shows and conferences; reducing or eliminating administrative staff, reducing purchased services and the level of certain employee benefit programs, delaying salary increases and consolidating operations. If we are unable to secure additional capital, we may need to further reduce our operations or discontinue operations entirely. On February 4, 2004, we received $220 thousand in connection with an agreement with a private investor, which our anticipate will generate up to $1 million in additional capital to be used for CTI's continuing operations, pursuit of regulatory approvals and product development. Pursuant to the stock purchase arrangement, the balance is payable in future installments. In exchange for the amounts paid and payable to us, we have agreed to issue to the investor an aggregate of 4,545,455 shares.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are a development stage enterprise. We believe we are not subject to market risks beyond ordinary economic risks, such as interest rate fluctuations and inflation.

         At December 31, 2003, we had invested approximately $200 thousand in cash and available-for-sale marketable securities, including investments in United States government securities and corporate bonds. Although we believe the issuers of these marketable securities are solvent and are favorably rated by recognized rating agencies, there is the risk that such issuers may not have sufficient liquid assets to satisfy their obligations at the time such obligations become due. If such were to occur, we may not be able to recover the full amount of our investment.

         Each of our marketable securities has a fixed rate of interest. Accordingly, a change in market interest rates may result in an increase or decrease in the market value of our marketable securities. If we liquidate any of our marketable securities prior to the time of their maturity, we could receive less than the face value of the security.

ITEM 4. CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, or CEO, and the Company's Chief Financial Officer, or CFO, of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company's management, including its CEO and CFO, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

SALAH AL-HASAWI ADVISORY SERVICES CLAIM

         On March 29, 2000, Salah Al-Hasawi, a citizen and resident of Kuwait, filed an action in the United States District Court for the Southern District of New York, against us and our former Chief Executive Officer, alleging violations under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, for commissions allegedly due to the plaintiff in connection with the private placement of our securities. Shortly thereafter, the lawsuit was dismissed without prejudice and on April 12, 2000 the plaintiff filed a similar complaint in the United States District Court for the District of Utah. The plaintiff's complaint sought specified damages of $15.5 million, attorney fees and unspecified damages pursuant to five separate causes of action including breach of contract, fraud and unjust enrichment.

         In December 2003, we reached a settlement with the plaintiff, pursuant to which we agreed to pay the aggregate amount of $100,000 in three installments ($50,000 paid on December 17, 2003, $25,000 paid in January 2004 and $25,000 to be paid in February 2004) and the plaintiff agreed to dismiss the litigation with prejudice. The settlement is set forth in a Settlement Agreement and Mutual Release, which provides for the filing with the court of dismissal pleadings upon our payment of the final installment in February 2004.

SHAREHOLDER CLASS ACTION

         In 2002 five different lawsuits were filed against us in the United States District Court in Oregon. The lawsuits, which were consolidated into a single class action, allege in substance that CTI violated section 10(b) of the Securities Exchange Act of 1934, as amended, and accompanying regulations by misleading shareholders regarding such things as FDA approval and other matters, which the plaintiffs allege caused significant damage to the holders of our common stock at the time of these alleged misrepresentations and omissions. The plaintiffs have not specified their damages. On April 17, 2003, the consolidated litigation was dismissed without prejudice by the United States District Court. In a written opinion, the U.S. District Judge concluded that the alleged misstatements were either not material, not misleading, or not plead by plaintiffs with sufficient particularity to constitute a claim. The Court gave the plaintiffs until May 8, 2003 to replead three of the nine claims. Plaintiffs did not replead, so the judge dismissed the case with prejudice on May 13, 2003. On May 22, 2003, the plaintiffs filed for appeal, and on September 3, 2003 the plaintiffs filed their memorandum in support of their appeal. On October 20, 2003, we filed our response in support of the District Court's opinion. We do not expect to receive a decision from the appellate court for at least one year.

         We believe the plaintiffs' allegations are without merit and intend to defend them vigorously. Defending these lawsuits will require additional legal expenses, may make fundraising more difficult if not impossible and will distract members of management from day-to-day operations. Moreover, our insurance carrier has previously denied coverage for the plaintiffs' claims and, accordingly, has indicated it will not cover the costs of defending the claims and will not pay any resulting damages we may suffer if the plaintiffs are successful. We have retained insurance counsel to advise us in this matter, which is in its early stages. In addition, under our bylaws and contractual agreements we are required to indemnify our current and former officers and directors who are parties to the litigation by providing legal defense through our attorneys (or reimbursing them for their own attorneys) and covering all damages they may suffer if the plaintiffs are successful.

SEC AND DEPARTMENT OF JUSTICE INVESTIGATIONS

         In December 2002, we were requested to provide certain documents to the U.S. Securities and Exchange Commission and the U.S. Attorney for the Southern District of New York in connection with their investigation of possible violations by our Chairman of the Board and Chief Executive Officer of the insider trading prohibitions found in the federal securities laws. During the year ended June 30, 2003, we incurred approximately $658 thousand in legal costs in complying with these requests. During the period between June 30, 2003 and December 31, 2003, we incurred approximately $168 thousand in additional legal costs associated with these investigations. We also may be required to indemnify our officers and directors for fees incurred for these investigations. For the year ended June 30, 2003, such indemnification obligations totaled approximately $36 thousand, and during the period between June 30, 2003 and December 31, 2003 we incurred approximately $12 thousand in additional indemnification obligations which are included in the previous figures. It is difficult to place a dollar value on the time spent by executives, board members, and employees in dealing with this issue. However, considerable time has been spent in testifying, interviews, and document location and preparation by many of our staff, executives and board members.

ST. PAUL PROPERTIES

         On April 11, 2003, St. Paul Properties, Inc. (the "Landlord") filed suit against us in the Circuit Court for Clackamas County. The Landlord alleges that we breached our prior corporate office lease by failing to pay the rent specified under the lease. The Landlord seeks damages of approximately $667,000 plus interest and attorneys and other fees. We have filed an answer and affirmative defenses alleging that St. Paul Properties failed to use reasonable efforts to mitigate its damages. In addition, we are aware that much of the vacant space has been relet to a third party tenant, substantially reducing the damage claim. We have offered the sum of $40,000 to settle the matter. That offer was rejected by the landlord, with no counter offer made by the landlord. We intend to continue efforts to resolve the matter.

INDEMNIFICATION

         Under our bylaws and contractual agreements, we may be required to indemnify our current and former officers and directors who are parties to litigation or other proceedings by providing legal defense through our attorneys (or reimbursing the parties for their own attorneys) and covering all damages the parties may suffer if the plaintiffs are successful.

OTHER LEGAL PROCEEDINGS

         We are involved in certain other litigation matters in the normal course of business which management currently believes are not likely to result in any material adverse effects on our financial position, results of operations, or net cash flows.

ITEM 2. CHANGES IN SECURITIES

         On January 22, 2004, in connection with an October 17, 2003 settlement with a law firm the Company issued 25,000 shares of stock in exchange for a reduction of approximately $30 thousand in a payable to the law firm. The settlement was for an outstanding amount of approximately $110 thousand for cash of $80 thousand (40 thousand in October 2003 and $10 thousand a month for 4 months) plus the $25,000 shares of common stock. We anticipate that we will pay the final installment of $10 thousand in February 2004.

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

(b) REPORTS ON FORM 8-K

Current Report on Form 8-K filed October 3, 2003 (reporting the resignation of John M. Brenna as Chief Operating Officer and a director of CTI).

Current Report on Form 8-K filed October 20, 2003 (reporting the appointment of BJ Mendenhall as Chief Financial Officer of CTI).

Current Report on Form 8-K filed February 9, 2004 (reporting the Company's appeal to American Stock Exchange notice to delist and private placement as the first step to restore compliance).

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTERIZED THERMAL IMAGING, INC.
(Registrant)

/s/ Richard V. Secord
-----------------------------
Dated February 13, 2004
Richard V. Secord
Chairman & Chief Executive Officer

/s/ BJ Mendenhall
-----------------------------
Dated February 13, 2004
BJ Mendenhall
Chief Financial Officer