Form 10-Q
period 2004-03-31
COMPUTERIZED THERMAL IMAGING INC
filed 2004-05-24
CIK 1021853

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ___________ to _____________

                        Commission file number: 001-16253

                       COMPUTERIZED THERMAL IMAGING, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  NEVADA                                    87-0458721
    -----------------------------------            ----------------------------
      (State or other jurisdiction of                     (IRS Employer
       incorporation or organization)                   Identification No.)

           1719 West 2800 South
                Ogden, Utah                                   84401
    -----------------------------------                  ----------------
 (Address of principal executive offices)                   (Zip Code)

                                 (801) 776-4700
                            ------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common stock, par value $0.001, of which 113,895,031 shares were issued and outstanding as of May 1, 2004.

                       COMPUTERIZED THERMAL IMAGING, INC.

                                    FORM 10-Q

                                QUARTERLY REPORT

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements..................................................2

        Condensed Consolidated Balance Sheets as of March 31, 2004
        and June 30, 2003 ....................................................2

        Condensed Consolidated Statements of Operations and Other
        Comprehensive Income (Loss) for the three and nine months ended
        March 31, 2004 and 2003 and for the period from inception on
        June 10, 1987 to March 31, 2004 ......................................3

        Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2004 and 2003 and for the period from inception on June 10, 1987 to March 31, 2004 .........................4

Notes to Condensed Consolidated Financial Statements..........................6

ITEM 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................17

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk............29

ITEM 4. Controls and Procedures...............................................29


                           PART II - OTHER INFORMATION

ITEM 1.Legal Proceedings......................................................29

ITEM 2. Changes in Securities.................................................32

ITEM 6. Exhibits and Reports on Form 8-K......................................32

SIGNATURES....................................................................32

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       COMPUTERIZED THERMAL IMAGING, INC.
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         March 31,        June 30,
ASSETS                                                     2004             2003
                                                         (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                            $    125,757    $    454,387
  Investments available for sale                                 --              --
  Accounts receivable-trade, net (less allowance for
   doubtful accounts of $62,471 and $3,199 for March
   2004 and June 2003, respectively                         l60,133         420,395
  Accounts receivable-other, net                                 --              --
  Inventories                                               355,542         305,864
  Prepaid expenses                                           79,083         310,248
  Deferred Finance Costs                                         --              --
                                                       -------------   -------------
        Total current assets                                620,515       1,490,894
                                                       -------------   -------------

PROPERTY AND EQUIPMENT, Net                                 180,154         312,719
                                                       -------------   -------------

INTANGIBLE ASSETS:
  Intellectual property rights, net (less
   accumulated amortization: March - $16,777;
   June - $14,782)                                           16,070          18,065
                                                       -------------   -------------

TOTAL ASSETS                                           $    816,739    $  1,821,678
                                                       =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                     $    601,208    $    655,075
  Accrued liabilities                                       396,353         406,032
  Accrued settlement reserve                                     --         100,000
  Convertible Debenture                                          --         157,276
  Deferred revenues                                       1,171,651         786,650
                                                       -------------   -------------
        Total current liabilities                         2,169,212       2,105,033
                                                       -------------   -------------

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $5.00 par value,
    3,000,000 shares authorized ; issued - none                  --              --
  Common stock, $.001 par value, 200,000,000 shares
    authorized, 113,895,031 and 109,329,098 issued
    and outstanding on March 31, 2004 and June
    30, 2003,  respectively                                 113,894         109,329
  Additional paid-in capital                             95,423,816      94,041,104
  Common stock subscription receivable                           --              --
  Other comprehensive income                                     --              --
  Deficit accumulated during the development stage      (96,890,183)    (94,433,788)
                                                       -------------   -------------
        Total stockholders' equity                       (1,352,473)       (283,355)
                                                       -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $    816,739    $  1,821,678
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

                                                                                                              JUNE 10, 1987
                                              THREE MONTH PERIOD ENDED          NINE MONTH PERIOD ENDED         (INCEPTION)
                                                      MARCH 31,                       MARCH 31,                  THROUGH
                                               2004             2003             2004            2003         MARCH 31, 2004
                                          --------------   --------------   --------------   --------------   --------------

INCOME:
  Revenues                                $     107,233    $     390,586    $     263,574    $   1,249,488    $   3,684,045
  Cost of goods sold                            (13,444)        (219,952)         (76,375)      (1,172,333)      (2,605,895)
                                          --------------   --------------   --------------   --------------   --------------

GROSS MARGIN                                     93,789          170,634          187,199           77,155        1,078,150
                                          --------------   --------------   --------------   --------------   --------------

OPERATING EXPENSES:
  General and administrative                    251,961          703,315        1,176,775        2,182,349       35,663,590
  Litigation Settlements                         10,000               --          110,000               --        2,807,434
  Research and development                      264,266          851,251          927,967        3,253,220       31,683,817
  Marketing                                      45,296          306,557          296,425        1,302,149        8,704,554
  Depreciation and amortization                  36,000           48,237          131,700          387,815        5,187,115
  Impairment loss                                    --               --               --          711,194       12,322,192
                                          --------------   --------------   --------------   --------------   --------------

Total operating expenses                        607,523        1,909,360        2,642,867        7,836,727       96,368,702
                                          --------------   --------------   --------------   --------------   --------------

OPERATING LOSS                                 (513,734)      (1,738,726)      (2,455,668)      (7,759,572)     (95,290,552)
                                          --------------   --------------   --------------   --------------   --------------

OTHER INCOME (EXPENSE):
  Interest income                                   313           22,012            4,498          163,439        3,607,937
  Interest expense                                   (2)      (1,851,868)          (5,426)      (2,780,207)      (5,189,438)
  Other                                             200               --              200               --          193,911
                                          --------------   --------------   --------------   --------------   --------------

Total other income (expense)                        511       (1,829,856)            (728)      (2,616,768)      (1,387,590)
                                          --------------   --------------   --------------   --------------   --------------

LOSS BEFORE EXTRAORDINARY ITEM                 (513,223)      (3,568,582)      (2,456,396)     (10,376,340)     (96,678,142)

EXTRAORDINARY GAIN ON
  EXTINGUISHMENT OF DEBT                             --               --               --               --           65,637
                                          --------------   --------------   --------------   --------------   --------------

NET LOSS                                       (513,223)      (3,568,582)      (2,456,396)     (10,376,340)     (96,612,505)

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized gain (loss) on investments
    available for sale                                            (8,225)                          (13,913)              --
                                                           --------------                    --------------   --------------

TOTAL COMPREHENSIVE  (LOSS)               $    (513,223)   $  (3,576,807)   $  (2,456,396)   $ (10,390,253)   $ (96,612,505)
                                          ==============   ==============   ==============   ==============   ==============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                               113,430,471       94,133,485      113,072,213       87,098,608
                                          ==============   ==============   ==============   ==============

BASIC AND DILUTED LOSS PER COMMON SHARE   $       (0.00)   $       (0.04)   $       (0.02)   $       (0.12)
                                          ==============   ==============   ==============   ==============

         The accompanying condensed notes are an integral part of these consolidated financial statements.


                                                       3

                                 COMPUTERIZED THERMAL IMAGING, INC.
                                    (A Development Stage Company)
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)
                                                                                                      FROM
                                                                                                    INCEPTION
                                                                        NINE MONTHS ENDED            THROUGH
                                                                            MARCH 31,                MARCH 31,
                                                                       2004           2003             2004
                                                                  -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $ (2,456,396)   $(10,376,340)   $(96,612,505)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
  Depreciation and amortization                                        131,700         387,815       5,187,115
  Impairment loss and loss on disposition of assets                       (525)        774,830      12,296,271
  Bond Amortization                                                         --          68,157          51,447
  Amortization Bonds and deferred finance costs and
    discounts on notes payable                                              --         609,761       1,648,594
  Conversion expense of convertible debenture                        1,776,839       1,776,839
  Common stock, warrants, and options issued
    as compensation for services                                            --              --       9,639,920
  Options extended beyond their expiration date                             --              --       1,687,250
  Common stock issued for interest expense                                  --              --         423,595
  Stock-based compensation on options marked to market                      --           7,280         347,075
  Common stock issued to settle litigation                                  --              --         514,380
  Options issued at discount to market to settle litigation                 --              --         475,000
  Options issued at discount to market as
    compensation expense                                                    --              --         226,586
  Common stock issued to pay Debenture                                      --         400,430              --
  Common stock issued for failure to complete                               --              --
    timely registration                                                     --              --          82,216
  Common stock issued to 401(k) plan                                        --          21,883         117,860
  Extraordinary gain on extinguishment of debt                              --              --         (65,637)
  Bad debt expense                                                      59,272         (91,502)        505,995
  Interest expense on convertible debenture                            492,406
  Changes in operating assets and liabilities:
    Accounts receivable - trade                                        300,990         122,510        (125,962)
    Accounts receivable - other                                             --          96,004         265,912
    Inventories                                                        (49,678)        699,052        (178,784)
    Prepaid expenses                                                   231,165         306,195         162,691
    Accounts payable                                                   (43,867)       (321,706)        458,318
    Accrued liabilities                                               (109,679)       (925,777)        181,854
    Accrued litigation settlement                                           --      (1,300,000)        100,000
    Deferred revenues                                                  385,001           5,338       1,171,651
                                                                  -------------   -------------   -------------
           Net cash used in operating activities                    (1,552,017)     (7,739,231)    (59,169,913)
                                                                  -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                              --              --         131,796
  Capital expenditures                                                   3,386         (87,318)     (2,809,521)
  Acquisition of Thermal Imaging, Inc. common stock                         --              --        (100,000)
  Purchase of software license                                              --              --      (3,850,000)
  Purchase of investments available for sale                                --              --     (43,851,010)
  Proceeds from redemption of investments available for sale                --       7,288,684      43,468,857
  Acquisition of Bales Scientific common stock,
    net of cash acquired                                                    --              --      (5,604,058)
                                                                  -------------   -------------   -------------
           Net cash provided by (used in)  investing activities          3,386       7,201,366     (12,613,936)
                                                                  -------------   -------------   -------------

The accompanying condensed notes are an integral part of these consolidated financial statements.  (Continued)

                                            4

                                 COMPUTERIZED THERMAL IMAGING, INC.
                                    (A Development Stage Company)
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                                                      FROM
                                                                                                    INCEPTION
                                                                        NINE MONTHS ENDED            THROUGH
                                                                            MARCH 31,                MARCH 31,
                                                                       2004           2003             2004
                                                                  -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock and warrants,
    net of offering costs                                         $  1,220,001    $    781,855    $ 65,196,582
  Advances to affiliate                                                     --              --        (107,864)
  Advances from stockholders                                                --              --       2,320,738
  Preferential Dividend                                                     --              --         (79,000)
  Proceeds from borrowing
  net of finance costs                                                      --              --       5,756,339
  Payments on debt                                                          --              --      (1,177,190)
                                                                  -------------   -------------   -------------
           Net cash provided by financing activities                 1,220,001         781,855      71,909,605
                                                                  -------------   -------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (328,630)        243,990         125,756

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         454,387         936,796              --
                                                                  -------------   -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR/Quarter                  $    125,757    $  1,180,786    $    125,756
                                                                  =============   =============   =============
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for:
     Interest expense                                             $        928    $         --    $      9,698
     Income taxes                                                           --              --              --

SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING AND INVESTING ACTIVITIES
  Common stock issued to reduce debenture, interest and
   penalty                                                        $    157,277    $  1,653,827    $  2,992,489
  Warrants issued for financing costs                                                             $    118,905
  Common stock issued to individuals to acquire
    minority interest of subsidiary                                         --              --         165,500
  Common stock issued in consideration of Bales Scientific                  --              --       5,500,000
  Options issued at discount to market in connection
    with offering                                                           --              --         744,282
Stock offering costs capitalized                                            --              --        (744,282
Common stock issued for advances from shareholders                          --              --       2,320,738
Common stock issued for notes payable, accrued
  discount and interest                                                     --              --       2,224,953
Common stock issued for convertible subordinated
  debentures                                                                --              --         640,660
Common stock issued for liabilities                                         --              --          50,000


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

                                                 5

                       COMPUTERIZED THERMAL IMAGING, INC.
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (UNAUDITED)


NOTE A. UNAUDITED FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

         The condensed consolidated financial statements of Computerized Thermal Imaging (the "Company") for the three-month and nine-month periods ended March 31, 2004 and 2003 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's results of operation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's most recent Annual Report on Form 10-K for the Year Ended June 30, 2003. The consolidated results of operations for the three-month and nine-month periods ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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

         In connection with the Agreement, the Company issued to the Investor warrants for the purchase of 260,417 shares of common stock at $2.03 a share and 641,026 shares of common stock at $1.95 a share. The proceeds from the Debenture Offering were allocated between the Convertible Debenture, the beneficial conversion feature and the warrants issued to the Investor. The Company also issued separate warrants to an investment banking firm for the purchase of 100,000 shares of common stock at $1.87 per share. The fair market value of these warrants and other related financing costs were recorded as deferred financing costs and were originally being amortized over the three-year term of the Agreement. However, because of the occurrence of the redemption of the Convertible Debenture discussed below, the deferred financing costs and beneficial conversion feature associated with the Convertible Debenture were amortized over the nine-month period ended January 25, 2003.

         On July 25, 2002, the Investor notified the Company that a "Trigger Event" had occurred, which obligated the Company to redeem the Convertible Debenture. On the date of the Trigger Event, the Company's redemption obligation was equal to approximately $2.9 million, which included principal of $2.5 million, $111 thousand of accrued interest and $287 thousand of penalties. The Company elected to satisfy its redemption obligation through a series of put notices based on the terms of the Equity Line. During the period from July 1, 2002 through January 29, 2003, the Company issued 5,009,083 shares of common stock pursuant to a series of mandatory put notices. The proceeds were applied to redeem approximately $685,000 of the Convertible Debenture and to pay accrued interest and penalties totaling $176,000 and $95,000, respectively.

         On February 5, 2003, the Company received approximately $210,000 from the issuance of 2,234,043 shares of common stock pursuant to the terms of the Equity Line. The proceeds were used to redeem approximately $183,000 of the Convertible Debenture and to pay accrued interest and penalties totaling $6,000 and $21,000, respectively.

         On or about February 21, 2003, the Company entered into an agreement with the Investor which was formalized on March 19, 2003 (the "Amendment"), whereby the Company agreed to reduce the conversion price in the Convertible Debenture from $1.44 per share to an amount equal to the lower of (a) $1.44 (the "Fixed Conversion Price") or (b) ninety-four percent (94%) of the average of the lowest closing bid prices (not necessarily consecutive) for any three trading days during the ten trading day period immediately preceding the conversion date. The Company also agreed to reduce the exercise price of the warrants that were issued to the Investor in connection with the Agreement to $0.087733 per share, which was the average of the lowest closing bid price for any of the three trading days during the ten trading day period immediately preceding the Amendment. Pursuant to the Amendment, the Investor exercised warrants to purchase 260,417 shares of common stock at an agreed-upon exercise price of $0.087733 per share and (2) converted approximately $86,000 in principal of the Convertible Debenture into 977,244 shares of common stock at the agreed-upon conversion price of $0.087733 per share. The proceeds from the exercise of the warrants totaling approximately $23,000 were applied to redeem approximately $20,000 of the Convertible Debenture and to pay accrued interest of approximately $2,000. In connection with the modification of the conversion terms of the Convertible Debenture, which was considered to be an inducement to convert the Convertible Debenture, and the reduction of the exercise price of the Investor's warrants, the Company recorded an interest expense totaling approximately $1,770,000 during the quarter ended March 31, 2003.

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

         During the period from March 20, 2003 through May 19, 2003, the Investor converted approximately $1,181,000 of the remaining redeemable balance of the Convertible Debenture, including interest of $11,000, into 9,805,161 shares of common stock. As of June 30, 2003, the Company owed the Investor approximately $157,000 under the Convertible Debenture, which consisted of the unpaid portion of the penalty. In July 2003, the Company issued approximately 200,000 shares of common stock to redeem the remaining balance of the Convertible Debenture. The July 2003 transaction represented the final issuance of shares of common stock under the Equity Line, and the Company does not anticipate issuing additional shares of common stock thereunder.

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

STOCK ISSUANCE TO SETTLE DEBT

On January 22, 2004 the Company issued 25,000 shares of stock in connection with the settlement reached with Garvey Schubert Barer. The settlement satisfied a payable of $110,751 with cash payments of $80,000 over five (5) months and the issuance of 25,000 shares.

PRIVATE OFFERING - CHARLES DAI

On May 18, 2004 the company issued 1,000,000 shares of restricted stock in a private placement to Charles Dai in exchange for $220,000 in cash. The agreement was for up to $1,000,000 cash for a total 4,545,454 shares. As of May 1, 2004 Charles Dai has not exercised the rights to purchase the remaining 3,545,454 shares.


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

         Beginning in the next quarter ending June 30, 2004 the Company will begin to lease products using Associated International Leasing. Cash will flow from Associated to the Company at the time of acceptance with approximately 80% of the revenue recognized. The Company will provide a three (3) to five (5) year warranty and service agreement over the life of the lease insuring product integrity. The remaining 20% will be recognized on a straight-line basis as permitted by generally excepted accounting principles, GAAP.

NOTE E. DEFERRED REVENUE

         At March 31, 2004 the Company's deferred revenues were approximately $1,172 thousand, and consisted of $3,000 of deferred medical revenues, $660,000 of deferred revenues associated with a Manufacturing/licensing and manufacturing agreement (the "Nanda Agreement"), executed between the Company and NanDa thermal Medical Technologiy, Inc. ("NanDa"), $13,000 of deferred warranty revenues and $496,000 of deferred industrial revenues and deposits relating to the Turbine Blade Inspection System ("TBIS") the Company shipped to Pratt & Whitney. At June 30, 2003 the Company's deferred revenues were approximately $787,000, and consisted of $10,000 of deferred medical revenues, $300,000 of deferred revenues associated with the Nanda Agreement, $28,000 of deferred warranty revenues and $449,000 of deferred industrial revenues and deposits relating to TBIS the Company shipped to Pratt & Whitney.

DEFERRED REVENUES

                                DEFERRED REVENUES

                                                    March 31,         June 30,
                                                     2004               2003
              Medical Products                     $    3,000        $   10,000
              Nanda Licensing                         660,000           300,000
              Industrial Products                     496,000           449,000
              Warranty Revenue                         13,000            28,000
                                                   -----------       -----------
                   Total Deferred Revnue           $1,172,000        $  787,000


         Medical product deferred revenues consist one half month's rental on six Thermal Imaging Processors ("TIP") cameras the Company has placed with Boothroyd, a Canadian customer.

         The Nanda Agreement is billed in stages. Upon the execution of the Nanda Agreement in June 2003, the Company billed Nanda $300,000; however, the amount of the initial billing remained unpaid as of June 30, 2003 and was collected in the quarter ended March 31, 2004. In addition, the Company billed and collected an additional $360,000 under the Nanda Agreement during the quarter ended March 31, 2004. The Nanda Agreement obligates the Company to provide training services in the United States and in China. Although the training was completed in the United States, the Company will not recognize any revenue from the Nanda Agreement until its obligations are performed and the Company has completed its training in China.

         Industrial product deferred revenue consist of non-destructive testing devices shipped to Pratt & Whitney. The Company will recognize these sales when it has completed its obligations under the purchase agreements with Pratt & Whitney. The Pratt& Whitney deferral increased in the quarter ended March 31, 2004 due the Company invoicing Pratt & Whitney an additional $42,000 as per the contract being deferred due to the total contract revenue being deferred because the completion of the contract requires a final on site calibration to gain complete acceptance by Pratt & Whitney.


NOTE F. INVENTORIES

         Inventories are stated at the lower-of-cost or market with cost determined using the first-in first-out method of accounting. As of the dates set forth below, the Company's inventories consisted of the following:

                                    INVENTORY

                                                  March 31,            June 30,
                                                    2004                 2003
                                                 -------------------------------
             Raw materials                       $ 626,303            $ 673,833
             Inventory reserve                    (605,996)            (594,674)
             Work-in process                       123,066               19,286
             Finished goods                        212,169              207,419
                                                 ----------           ----------
             Total                               $ 355,542            $ 305,864
                                                 ==========           ==========


         Finished goods inventory at March 31, 2004 and June 30, 2003 consisted of approximately $212,000 and $207,000, respectively, of finished goods ready for sale, a 2% increase, due, primarily, to completion of the manufacturing of photonic stimulators anticipating sales, $123,000 and $19,000 respectively in the manufacturing process, a 538% increase which consisted primarily of four TIP cameras in the process to sell to Nanda, and $626,000 and $674,000 of raw materials, an 7% decrease, due primarily to the attempt to reduce inventory to preserve cash. In their report on the Company's condensed consolidated financial statements for the year ended June 30, 2003, the Company's auditors expressed concern regarding the Company's ability to continue its operations as a going concern. As a result of that concern, coupled with the U.S. food and Drug Administration's ("FDA") decision to not approve the BCS 2100, the Company has treated its inventories as impaired assets on its condensed consolidated financial statements for the quarter ended March 31, 2004. The impairment is held in a reserve account in the amount of $606,000 and represents about 63% of all inventories.

         The Company reserves for excess and obsolete inventory by comparing inventory on hand to estimated consumption during the next twelve months. Consumption is estimated by annualizing trailing three or nine -month sales volumes, adjusting those volumes for known activities and trends, then comparing forecast consumption to quantity on hand. Any difference between inventory on hand and greater than estimated consumption is recorded to cost of revenues and an excess and obsolete reserve, which is included as an element of net inventory reported on the Company's condensed consolidated balance sheet. Amounts charged to the inventory reserves are not reversed to income until the reserved inventory is sold or otherwise disposed. The Company felt no need to impair additional inventory in the quarter ended March 31, 2004

NOTE G. INCOME TAXES

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

         In December 2003, the Company reached a settlement with the plaintiff, pursuant to which the Company agreed to pay the aggregate amount of $100,000 in three installments ($50,000 paid in December, 2003, $25,000 paid in January 2004 and $25,000 paid in February 2004) and the plaintiff agreed to dismiss the litigation with prejudice. The settlement is set forth in a Settlement Agreement and Mutual Release, which provides for the filing with the court of dismissal pleadings when the company paid the final installment in February 2004.

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

         On April 17, 2003, the consolidated litigation was dismissed without prejudice by the United States District Court. In a written opinion, the U.S. District Court Judge concluded that the alleged misstatements were either not material, not misleading, or not pled by plaintiffs with sufficient particularity to constitute a claim. The Court gave the plaintiffs until May 8, 2003 to replead three of the nine claims. Plaintiffs did not replead, so the judge dismissed the case with prejudice on May 13, 2003, On May 22, 2003, the plaintiffs filed for appeal, and on September 3, 2003 the plaintiffs filed their memorandum in support of their appeal. On October 20, 2003, we filed our response in support of the District Court's opinion. We do not expect to receive a decision from the appellate court for at least one year. The likelihood of an unfavorable outcome or the extent of any potential loss is not presently determinable.

         SEC INVESTIGATION -- In December 2002, the Company was requested to provide certain documents to the U.S. Securities and Exchange Commission and the U.S. Attorney for the Southern District of New York in connection with their investigation of possible violations by the Company's Chairman of the Board and Chief Executive Officer of the insider trading prohibitions found in the federal securities laws. During the year ended June 30, 2003 the Company incurred approximately $658 thousand in legal costs in complying with these requests. During the period between June 30, 2003 and March 31, 2004, the Company incurred approximately $168 thousand in additional legal costs associated with these investigations. The Company also may be required to indemnify its officers and directors for fees incurred for these investigations. For the year ended June 30, 2003, such indemnification obligations totaled approximately $36 thousand, and during the period between June 30, 2003 and March 31, 2004 the Company incurred approximately $12 thousand in additional indemnification obligations which are included in the previous figures.

         ST. PAUL PROPERTIES -- On April 11, 2003, St. Paul Properties, Inc. (the "Landlord") filed suit against the Company in the Circuit Court for Clackamas County. The Landlord alleges that the Company breached its prior corporate office lease by failing to pay the rent specified under the lease. The Landlord seeks damages of approximately $667,000 plus interest and attorneys' and other fees. The Company has filed an answer and affirmative defenses alleging that the Landlord failed to use reasonable efforts to mitigate its damages. In addition, the Company is aware that much of the vacant space has been relet to a third party tenant, substantially reducing the damage claim. The Company has settled with the Landlord for the sum of $110,000 and which includes a $50,000 payment with 5 monthly payments of $12,000. Although this settlement has been completed and the law firms are holding as of May 15, 2004, $74,000 (initial payment and two monthly payments), the final documents have not yet been signed by the Landlord however, we expect to receive the fully executed documents soon.

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

         The Company is involved in certain other litigation matters in the normal course of business that management currently believes are not likely to result in any material adverse effects on the financial position, results of operations, or net cash flows of the Company.

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

         Representatives of the Company met with the FDA Deputy Commissioner and the FDA Chief Counsel on July 9, 2003. The Company was asked to provide to the Commissioner's staff a scientific document addressing the FDA's reasons for non-approval of the Company's application. The scientific document was sent on July 29, 2003. Another follow-up meeting reviewing the process was held with the FDA on January 15, 2004. The Company received a response from the FDA's commissioners office provided again three actions the Company could take in an effort to obtain FDA approval. The Company continues to consider the actions suggested each of which would require new capital investments in the Company.

Note J - OTHER REGULATORY MATTERS

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

         Most recently the Company has obtained a Canadian license for the Photonic Stimulator, TIP System and the BCS2100. This allows the Company to sell all three products into the Canadian market.

Note K - SEGMENTS

         The Company's operations have historically been reported in two segments: medical products and industrial products. Results of the Company's operations for the two segments during the three-month and nine-month periods ended March 31, 2004 are as follows:


                            THREE MONTH PERIOD ENDED
                                   March 31,
                                      2004

                                         Medical      Industrial        Total
Revenue                               $    60,303    $    46,930    $   107,233
Cost of Revenues                          (13,184)          (260)       (13,444)
                                      ------------   ------------   ------------
           Gross Margin                    47,119         46,670         93,789

General & Administration                  261,961             --        261,961
Research & Development                    264,266             --        264,266
Marketing                                  45,296             --         45,296
Depreciation and amortization              36,000             --         36,000
Impairments                                    --             --             --
                                      ------------   ------------   ------------
           Total Operating Expense        607,523             --        607,523
                     Operating Loss   $  (560,404)   $    46,670    $  (513,734)
                                      ============   ============   ============


                             NINE MONTH PERIOD ENDED
                                    March 31,
                                      2004

                                         Medical      Industrial        Total
Revenue                               $   152,471    $   111,103    $   263,574
Cost of Revenues                          (53,433)       (22,942)       (76,375)
                                      ------------   ------------   ------------
           Gross Margin                    99,038         88,161        187,199

General & Administration                1,286,775             --      1,286,775
Research & Development                    927,967             --        927,967
Marketing                                 296,425             --        296,425
Depreciation and amortization              45,560             --        131,700
Impairments                                    --             --             --
                                      ------------   ------------   ------------
           Total Operating Expense      2,556,727             --      2,642,867
                     Operating Loss   $(2,457,689)   $    88,161    $(2,455,668)
                                      ============   ============   ============


         Because the Company's principal efforts during the three-month and nine-month periods identified above have been focused on obtaining FDA approval of the Company's BCS application, as well as resolution of pending litigation and the SEC investigation regarding the Company's Chairman of the Board and Chief Executive Officer, no overhead cost allocations to the industrial segment are reflected in the tables set forth above.

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

         We have developed thermal imaging technology and equipment and methods for applying our proprietary technology. We believe our thermal imaging systems generate data, difficult to obtain or not available using other imaging methods, which is useful to health care providers in the detection of certain diseases and disorders and useful to the health industry for product quality testing.

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

         Our management met with the FDA Deputy Commissioner and the FDA Chief Counsel on July 9, 2003. We were asked to provide to the Deputy Commissioner's staff a scientific document addressing the FDA's reasons for non-approval. The scientific document was sent on July 29, 2003, and we are currently waiting for a response. Another follow-up meeting was held with the FDA on January 15, 2004 for the purpose of reviewing the process. On March 19, 2004 the Company received a letter from the staff of the U.S. Food and Drug Administration (the "FDA") addressing CTI's application for premarket approval of CTI's BCS 2100 breast cancer screening device. In its letter, the FDA staff identified three alternative approaches, including CTI's current approach, to achieve premarket approval of the BCS2100. CTI management believes the FDA response is, in part, attributable to intervention by the Office of the FDA Commissioner. CTI management and staff are now reviewing and evaluating each of the three alternatives. All three alternatives involve different concepts in statistical methodology; however, the FDA staff has indicated that the two alternative approaches to CTI's existing approach would require new studies, but would involve considerably fewer subjects than CTI's current approach. Mr. Secord commented, "We are very appreciative of the FDA staff's willingness to help resolve the longstanding statistical issue regarding premarket approval of the CTI breast cancer system."

         The Company announced in a press release dated March 25, 2004 that, through discussions with staff of the American Stock Exchange ("AMEX"), it agreed to remove its common stock from listing on AMEX, and will seek to have its common stock quoted on the OTC Bulletin Board ("OTCBB"). The Company had requested a hearing before an AMEX Listing Qualifications Panel in an effort to appeal the AMEX staff's determination to delist the CTI common stock from AMEX, the Company ultimately determined that the best interests of the Company and its shareholders would be served by ensuring an orderly transition to the OTCBB. The last trading day of the CTI common stock on AMEX was Friday, March 26, 2004. CTI originally anticipated that the OTCBB would commence quotation of the CTI common stock on Monday, March 29, 2004. However, although application has been made by market makers, the stock is currently trading on "the pink sheets" as COIBB.PK.

         The Company has entered into a letter of commitment with Associated Leasing International Corp., pursuant to which Associated Leasing proposes to help market CTI's medical and industrial equipment and provide a credit facility of up to $500 million to facilitate sales of CTI's products. Associated Leasing provides lease financing for a broad range of capital equipment, including medical, heavy industrial, electronics, aerospace, transportation, and to equip entire hospitals.

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

         INVENTORY RESERVES -- We establish reserves for excess and obsolete inventory by comparing inventory on hand to estimated consumption during the subsequent twelve-month period. Consumption is estimated by annualizing trailing three- or nine-month sales volumes, adjusting those volumes for known activities and trends, and comparing forecast consumption to quantity on hand. Any difference between inventory greater than estimated consumption is recorded to cost of revenues and an excess and obsolete inventory reserve, which is included as an element of net inventory reported on our balance sheet. Amounts charged to the inventory reserves are not reversed to income until the reserved inventory is sold or otherwise disposed.

         EMPLOYEE INCENTIVE PLANS -- We have terminated our discretionary 401(k) plan. All CTI common stock formerly held in our 401(k) plan was sold and the proceeds were placed in funds as selected by each individual employee. We have issued lump sum distributions and qualified plan rollovers for each participant.

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

         Our marketing efforts rely upon building relationships with manufacturers, medical equipment dealers, physicians and clinical investigators. We have communicated with our target markets by attending trade shows and conferences, making direct sales calls, and sponsoring clinics where we introduce and demonstrate our products. Although most recently all marketing efforts have been placed on hold due to lack of funds. We believe marketing medical products through trade shows, conference presentations, direct mail and inside sales augmented with dealers provides a low-cost, high-leverage approach to diagnostic imaging and pain management practitioners. To the extent possible, which is extremely limited at present, we plan to continue investing resources in these programs, although there can be no assurance they will lead to market acceptance of our products.

         We organize clinical studies with institutions and practitioners to obtain user feedback and to secure technical papers for training and marketing purposes. These strategies represent a significant investment of time and resources and have provided useful information; however, there can be no guarantee that these strategies will lead to market acceptance of our products. At the time of filing this report, our only existing clinical study with Massachusetts General Hospital has been placed on hold due to lack of funding.

         To date, we have had limited operating revenues from the sale of our products and services ($3.7 million in total revenues since inception). We cannot provide any assurance that we will achieve profitability in the future. Our immediate priorities are to sell existing FDA 510k approved products and to sell the BCS 2100 into Canada where we have recently obtained a license for sale. Furthermore, we continue to reconcile issues presented to us by the Panel on December 10, 2002 and FDA administrators in subsequent meetings, most recently January 15, 2004, and the to pursue additional funding. At this time, we are unsure how much time and additional financing we will require to resolve these issues with the FDA. We are also unsure about our ability to raise additional financing that will be required to continue our business operations. These uncertainties, among others, raise doubts about our ability to continue as a going concern. Furthermore, based on our expected cash flow from operations and our limited current assets, our auditors have expressed their view, in their report on our financial statements for the year ended June 30, 2003, that they did not believe we would be able to continue our operations as a going concern through the end of our 2004 fiscal year.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Our operating results and financial condition are subject to substantial risks and uncertainties. These risks and uncertainties include, but are not limited to, the following:

         For the years ended June 30, 2003 and 2002, our auditors issued their audit report with a going concern qualification. This means, based on our expected cash flow from operations and our existing current assets, our auditors did not believe that we would be able to continue our operations in their then-existing form through the end of our 2004 fiscal year. We can provide no assurance that we will ever generate sufficient revenues to continue our operations.

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

         The Company announced in a press release dated March 25, 2004 that, through discussions with staff of the American Stock Exchange ("AMEX"), it agreed to remove its common stock from listing on AMEX, and will seek to have its common stock quoted on the OTC Bulletin Board ("OTCBB"). The Company had requested a hearing before an AMEX Listing Qualifications Panel in an effort to appeal the AMEX staff's determination to delist the CTI common stock from AMEX, the Company ultimately determined that the best interests of the Company and its shareholders would be served by ensuring an orderly transition to the OTCBB. The last trading day of the CTI common stock on AMEX was Friday, March 26, 2004. CTI originally anticipated that the OTCBB would commence quotation of the CTI common stock on Monday, March 29, 2004. Although application has been made by market makers the stock is currently trading on "the pink sheets" as COIBB.PK.

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2004, COMPARED TO QUARTER ENDED MARCH 31, 2003.

REVENUES

         Revenues for the three and nine months ended March 31, 2004 decreased $283 and $986 thousand, or 73% and 79%, respectively, from the same period last year to $107 and $264 thousand; $55 thousand (three months) and $137 thousand (nine months) of our revenues resulted from the sale of pain management products and rental of our TIP camera to a Boothroyd, a Canadian customer using the camera for monitoring the skin surface temperatures of passengers as they pass through airport security screening areas; $5 thousand (three months) and $15 thousand (nine months) was recognition of warranty revenue; the remaining $47 thousand (three months) and $111 thousand (nine months) was other and industrial services including a industrial camera repair for SPAWAR. The decrease in revenue was due primarily to a decrease in pain management products sales that partly can be attributed to the reduction in sales force.

         During the three and nine months ended March 31, 2004, medical segment revenues were $60 thousand (three months) and $152 thousand (nine months), compared to $68 thousand (three months) and $715 thousand (nine months) from the same periods last year, resulting in an decrease of $8 thousand (three months) and $563 thousand (nine months), or 11% decrease (three months) and 85% decrease (nine months). This decrease reflected decreased sales of our pain management products, due to a reduced sales force and decreased marketing efforts. The sale of Photonic Stimulator units was the same in the three months and decreased approximately 56% in the nine months ended March 31, 2004, compared to the same period of 2003, and sales of the TIP Camera decreased over 32% in the three months and 86% in the nine months ended March 31, 2004, compared to the same two periods in 2003.

         During the three and nine months ended March 31, 2004, industrial segment revenues were $47 thousand (three months) and $111 thousand (nine months), compared to $323 thousand (three months) and $535 thousand (nine months) for the same periods of last year, resulting in a decrease of $276 thousand (three months) and $424 thousand (nine months), a 85% (three months) and 79% (nine months) decrease. There was two primary sales of a TIP camera made to Dresser-Rand and to Alstom Power in the nine-month period ended March 31, 2003, and no comparable sale in the nine-month period ended March 31, 2004 (Alstom in the three month period).

         During the three and nine months ended March 31, 2004, no overhead expenses were allocated to the industrial segment of our operations, due to our reduction in sales staff and decreased development in the segment and the shift in focus of management to obtaining FDA approval of our BCS 2100, as well as resolution of ongoing litigation and governmental investigations.

         We recognized $18 thousand, or 17% of total revenue, in foreign sales, consisting primarily of fees generated from the rental of a TIP camera to a Canadian customer, during the quarter ended March 31, 2004, compared to approximately $318 thousand, primarily revenues generated from product sales to Alstom Power, a UK company, or 81% of total revenues, for the quarter ended March 31, 2003.

COSTS AND EXPENSES

         Gross margins for the three and nine months ended March 31, 2004 were $93 thousand (three months) and $187 thousand (nine months), compared to gross margins of $170 thousand (three months) and $77 thousand (nine months) for the same periods of the prior year. Total cost of goods sold for the three and nine months ended March 31, 2004 was $13 thousand (three months) and $76 thousand (nine months), compared to $220 thousand (three months) and $1,172 thousand (nine months) for the same periods last year, which included an allowance for obsolete inventory of approximately $350 thousand.

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

         General and administrative expenses for the three and nine months ended March 31, 2004 were $252 thousand (three months) and $1,177 thousand (nine months), compared to $703 thousand (three months) and $2,182 thousand (nine months) for the same period last year, a decrease of $451 thousand (three months) and $1,006 thousand (nine months), or 64% (three months) and 46% (nine months). The decrease reflects our effort to reduce costs and preserve cash. The decrease consisted of declines in salary expense ($109 thousand for three months; $357 thousand for nine months), professional services ($9 thousand for three months; $79 thousand for nine months), equipment supplies ($20 thousand for three months; $76 thousand for nine months), shareholder service costs(ie board meetings and shareholders meetings and stock transfers) ($25 thousand for three months and $119 thousand for nine months), office expenses ($45 thousand decrease for three months; $160 thousand increase for nine months), insurance expense ($30 thousand decrease for three months; $47 thousand increase for nine months), and other expenses ($9 thousand decrease for three months; $16 thousand increase for nine months) with bad debt expense increasing ($28 thousand decrease for three months; $91 thousand increase for nine months).

         Marketing expenses for the three and nine months ended March 31, 2004 were $45 thousand (three months) and $296 thousand (nine months), compared to $307 thousand (three months) and $1,302 thousand (nine months) for the same periods last year, a decrease of $262 thousand (three months) and $1,006 thousand (nine months), or 85% (three months) and 77% (nine months), from the same periods last year. Reduction in salaries accounted for $130 thousand (three months) and $555 thousand (nine months) of the decrease. The decrease also reflected decreased Legal expenses ($2 thousand for three months; $4 thousand for nine months), advertising expense ($6 thousand for three months; $40 thousand for nine months), a reduced general marketing expense ($56 thousand for three months; $154 thousand for nine months), reduced office expense ($16 thousand for three months; $11 thousand for nine months), reduced rent expense ($8 thousand for three months; $51 thousand for nine months), reduced insurance expense ($26 thousand for three months; $71 thousand for nine months), reduced travel expense ($16 thousand for three months; $114 thousand for nine months), and other expenses ($2 thousand for three months; $3 thousand for nine months). The decrease reflected management's efforts to preserve our cash position.

         Research and development expenses for the three and nine months ended March 31, 2004 were $264 thousand (three months) and $928 thousand (nine months), compared to $851 thousand (three months) and $3,253 thousand (nine months) for the same periods last year, a decrease of $586 thousand (three months) and $ 2,325 thousand (nine months), or 69% (three months) and 71% (nine months). The reduction in research and development expense reflects our efforts to preserve cash. Reductions in salary expense accounted for $276 thousand (three months) and $1,178 thousand (nine months), legal expense for $32 thousand (three months) and $33 thousand (nine months), medical R&D expense for $59 thousand (three months) and $283 thousand (nine months), engineering expense for $51 thousand (three months) and $195 thousand (nine months), clinical trial expense for $34 thousand (three months) and $45 thousand (nine months), regulatory expense for $34 thousand (three months) and $126 thousand (nine months), office expense for $17 thousand (three months) and $33 thousand (nine months), rent expense for $34 thousand (three months) and $154 thousand (nine months), insurance expense for $30 thousand (three months) and $90 thousand (nine months), travel expense for $16 thousand (three months) and $84 thousand (nine months), temporary labor expense for $25 thousand (three months) and $96 thousand (nine months), with miscellaneous other expenses making the difference.

         We believe securing a favorable recommendation from the FDA is critical to obtaining additional funding. Due, however, to the delay in the FDA's response, we have been forced to conserve cash by reducing expenses throughout the Company. We feel it is not wise to continue development of a product that has not yet been approved by the FDA.

         When funding permits, we plan to continue conducting clinical studies at a much reduced level in the near future, utilizing the BCS 2100, with institutions and practitioners to obtain user feedback, test product enhancements as they become available, secure technical papers and for training and educational marketing purposes. The only study we currently are conducting at Massachusetts General Hospital was placed on hold in January 2004. Clinical studies are not the same as clinical trials, which we conducted for FDA PMA approval purposes.

         Litigation settlement expense was an additional $10 thousand for the quarter ending March 31, 2004 totaling $110 thousand for the nine month period ending March 31, 2004. $100 thousand was expensed in estimation of settlement for the breached office lease contract for the Portland office. An agreement was reached in April 2004 and an additional $10 thousand was expensed in the quarter ending March 31, 2004.

         Depreciation and amortization expense for the quarter ended March 31, 2004 decreased $12 thousand and $256 thousand to $36 thousand and $132 thousand, or 25% and 66%, respectively, compared to the same periods of the prior year. During fiscal 2003, we impaired all assets to reflect possible recovery values due to the concern expressed by our auditors that we may not be able to continue as a going concern. There was no additional impairment in the three and nine-month periods ended March 31, 2004.

OPERATING INCOME / LOSS

         Principally as a result of the foregoing, we recorded operating losses of $514 thousand and $2,456 thousand for the three and nine-month periods ended March 31, 2004, respectively, compared to operating losses of $1.7 million and
7.8 million, respectively, for the three and nine-month periods ended March 31, 2003. Sales in the medical segment accounted for over half of our revenue in the three and nine months ended March 31, 2004. Our activities in the industrial segment during the three and nine months resulted primarily in service and repair revenues and related labor costs. By reducing expenses we have been able to reduce our losses; however, revenue growth has suffered consequently.

OTHER INCOME

         Net interest expense for the three- and nine-month periods ended March 31, 2004 decreased $1.8 million and $2.6 million, respectively, from the same periods of 2003, to an income of less than $1 thousand for the three months ended March 31, 2004 and expense of less than $1 thousand for the nine months ended March 31, 2004. These decreases resulted primarily from the retirement of a convertible debenture in 2003.

NET INCOME/(LOSS)

         We recorded a net loss of $513 thousand and $2,457 thousand for the three and nine months ended March 31, 2004, compared to a net loss of 3.6 million and $10.4 million for the same periods in 2003. For the three and nine months ended March 31, 2004, the loss attributable to common shareholders was $513 thousand, or less than ($0.01) per share, and $2,457 thousand or ($0.02) per share, compared to a loss attributable to common shareholders of $3.6 million, or ($0.04) per share, and $10.4 million or ($0.12) per share for the same periods in 2003. The decreased loss per share is in part due to the retirement of the Beach Boulevard debenture and equity line, diluting shareholder ownership by increasing shares from 87 million shares to 113 million shares and to the reduction in costs.

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

         Net cash used in operating activities for the nine months ended March 31, 2004 was $1.55 million, compared to $7.7 million for the nine months ended March 31, 2003. The decrease in cash used in operating activities was primarily a result of our efforts to decrease our expenses and cash outlays, as well as the collection of cash for invoices where the revenue has been deferred due to outstanding obligations (primarily the Nanda Agreement see below) and is affected by fluctuations in accounts receivable, accounts payable and accrued expense balances.

         Excluding an allowance for doubtful accounts of $62 thousand for the nine months ended March 31, 2004, accounts receivable decreased approximately $301 thousand from $420 thousand to $60 thousand at March 31, 2004, compared to June 30, 2003. This decrease in receivables relate primarily to one invoice to NanDa Thermal Technology, Inc. ("NanDa") for $300 thousand associated with a prepayment required by the contract. We have deferred our recognition of revenue under the NanDa agreement until we have satisfied our obligations under the agreement.

         Net cash provided by investing activities for the nine months ended March 31, 2004 was $3 thousand, compared to net cash used in investing activities of $7.2 million in the nine months ended March 31, 2003. Net cash provided by and used in investing activities was provided by the sale of fixed assets in connection with our office consolidation process for fiscal 2004, whereas net cash in 2003 was from the sale of securities.

         Net cash provided by financing activities was $1.22 million for the nine months ended March 31, 2004, compared to $782 thousand during the nine months ended March 31, 2003. On July 9, 2003 we closed a private placement pursuant to Regulation S of the Securities Act, and sold 3,344,482 shares of our common stock to Therfield Holdings LTD., a limited liability company formed under the laws of the British Virgin Islands, for $1 million. Also in February 2004 we closed a second private placement pursuant to Regulation S of the Securities Act, and sold 1,000,000 shares of our common stock to Charles Dai for $220,000. Net cash provided by financing activities for the nine months ended March 31, 2004 was from net cash provided from selling shares of common stock pursuant to an equity line of credit.

         As a result of the foregoing, our net cash decreased by $329 thousand during the nine months ended March 31, 2004, compared to a $244 thousand decrease in the nine months ended March 31, 2003.

         Cash and cash equivalents at March 31, 2004 were $126 thousand, compared to $454 thousand at June 30, 2003.

         As of May 1, 2004, our current monthly expense rate is under $150 thousand; our monthly expense rate at our former full operational level was approximately $1,100 thousand. As of May 1, 2004 , we had cash, accounts receivable and pre-paid expenses of approximately $187 thousand and current liabilities (excluding the debenture and deferred revenue) of approximately $993 thousand. These current liabilities consisted of approximately $598 thousand of accounts payable, $338 thousand of accrued liabilities, and $62 thousand of accrued employee costs. Accordingly, unless we are able to secure additional funding from a third party, we do not currently have sufficient working capital to sustain our operations at current levels, which are already substantially reduced, beyond June or July 2004. Our failure to secure additional funding may result in further severe reductions in our operations or the discontinuance of our operations altogether.

         The following table summarizes our contractual obligations and commitments to make future payments as of March 31, 2004:


                                             Payments due by period

                            Total   less than 1 year    1-2 years  after 3 years
                        --------------------------------------------------------

Oswego operating lease    $110,000        $110,000          $0             $0


CAPITAL REQUIREMENTS/PLAN OF OPERATION

         Our capital requirements may vary from our estimates and will depend upon numerous factors including, but not limited to: a) FDA approval process; b) results of pre-clinical and clinical testing; c) costs of technology; d) time and costs involved in obtaining other regulatory approvals; e) costs of filing, defending and enforcing any patent claims and other intellectual property rights; f) the economic impact of developments in competing technology and our markets; g) competing technological and market developments; h) the terms of any new collaborative, licensing and other arrangements that we may establish; i) litigation costs; and j) costs we incur in responding to inquiries and investigations conducted by the SEC and other governmental entities.

         Since inception, we have generated significant losses from operations ($96.6 million) and, although we have generated some revenues ($3.7 million), we are still a development stage enterprise. We have taken actions to reduce our expenses and cash consumption; however, we expect to incur additional operating losses for the indefinite future. Our working capital requirements in the foreseeable future will depend on a variety of factors and assumptions. In particular, we will need to obtain additional financing through additional equity and/or debt financings or through the sale of assets (including our intellectual property) during fiscal year 2004. If we raise additional funds through the issuance of equity securities or other financing instruments which are convertible to equity securities, our shareholders may experience significant dilution that aversely affect the price of our common stock. If we raise debt capital, the lenders may require us to pledge our assets as collateral and could insist on loan terms that could adversely affect our operations and the price of our common stock. Furthermore, there can be no assurance that additional financing will be available when needed or at all, or that if available, such financing will be on terms favorable to us or our shareholders. If financing is not available when required or is not available on acceptable terms, we may be required to curtail our operating plan and will likely not be able to continue operations as a going concern.

         We do not have sufficient capital to cover: 1) the expected costs of additional clinical studies if required by the FDA; 2) the potential damages from pending shareholder litigation; or 3) the anticipated expense of funding our business plan over the next year. We will have to obtain additional capital within the fiscal year through the issuance of securities, assumption of loans and sale of assets (including our intellectual property). Furthermore, these factors have made it difficult, if not impossible, to raise the required capital needed to continue operations. If we are not successful, we will have to scale back our business plans and may have to discontinue operations.

         As of March 31, 2004, we believed that we had sufficient liquidity to sustain current operations for next two months. Our monthly expense rate at that time averaged $200 thousand, we had cash, marketable securities, accounts receivable and pre-paid expenses of approximately $266 thousand and current liabilities (excluding the debenture and deferred revenue) of approximately $998 thousand. On a short-term basis, we believed we would be able to fund our operations with cash on hand and the proceeds of our receivables and current sales activities; however, to fund our operations over the long term (more than 2 months) we believed we would need to raise additional capital or curtail our operation.

         As of May 1, 2004, we have reduced operating expenses and curtailed operating activities. Overall, we have reduced our monthly cash consumption to under $150 thousand, which we currently believe will be adequate to sustain our operations at current levels only through May or June 2004. We have selectively reduced expenses by eliminating expenditures for certain regional trade shows and conferences; reducing or eliminating administrative staff, reducing purchased services and the level of certain employee benefit programs, reducing salaries by 50%, eliminating insurance and consolidating operations. If we are unable to secure additional capital, we may need to further reduce our operations or discontinue operations entirely. On February 4, 2004, we received $220 thousand in connection with an agreement with a private investor, Charles Dai. We are currently pursuing other investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are a development stage enterprise. We believe we are not subject to market risks beyond ordinary economic risks, such as interest rate fluctuations and inflation.


ITEM 4. CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, or CEO, and the Company's Director of Finance, of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the Company's management, including its CEO and Director of Finance, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.


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

         In December 2003, we reached a settlement with the plaintiff, pursuant to which we agreed to pay the aggregate amount of $100,000 in three installments ($50,000 paid on December 17, 2003, $25,000 paid in January 2004 and $25,000 paid in February 2004) and the plaintiff agreed to dismiss the litigation with prejudice. The settlement is set forth in a Settlement Agreement and Mutual Release, which provided for the filing with the court of dismissal pleadings with the final installment payment in February 2004.

SHAREHOLDER CLASS ACTION

         In 2002 five different lawsuits were filed against us in the United States District Court of Oregon. The lawsuits, which were consolidated into a single class action, allege in substance that CTI violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and accompanying regulations by misleading shareholders regarding such things as FDA approval and other matters, which the plaintiffs allege caused significant damage to the holders of our common stock at the time of these alleged misrepresentations and omissions. The plaintiffs have not specified their damages. On April 17, 2003, the consolidated litigation was dismissed without prejudice by the United States District Court. In a written opinion, the U.S. District Court Judge concluded that the alleged misstatements were either not material, not misleading, or not plead by plaintiffs with sufficient particularity to constitute a claim. The Court gave the plaintiffs until May 8, 2003 to replead three of the nine claims. Plaintiffs did not replead, so the judge dismissed the case with prejudice on May 13, 2003. On May 22, 2003, the plaintiffs filed for appeal, and on September 3, 2003 the plaintiffs filed their memorandum in support of their appeal. On October 20, 2003, we filed our response in support of the District Court's opinion. We do not expect to receive a decision from the appellate court for at least one year.

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

SEC AND DEPARTMENT OF JUSTICE INVESTIGATIONS

         In December 2002, we were requested to provide certain documents to the U.S. Securities and Exchange Commission and the U.S. Attorney for the Southern District of New York in connection with their investigation of possible violations by our Chairman of the Board and Chief Executive Officer of the insider trading prohibitions found in the federal securities laws. During the year ended June 30, 2003, we incurred approximately $658 thousand in legal costs in complying with these requests. During the period between June 30, 2003 and March 31, 2004, we incurred approximately $168 thousand in additional legal costs associated with these investigations. We also may be required to indemnify our officers and directors for fees incurred for these investigations. For the year ended June 30, 2003, such indemnification obligations totaled approximately $36 thousand, and during the period between June 30, 2003 and March 31, 2004 we incurred approximately $12 thousand in additional indemnification obligations which are included in the previous figures. It is difficult to place a dollar value on the time spent by executives, board members, and employees in dealing with this issue. However, considerable time has been spent in testifying, interviews, and document location and preparation by many of our staff, executives and board members.

ST. PAUL PROPERTIES

         On April 11, 2003, the Landlord filed suit against the Company in the Circuit Court for Clackamas County. The Landlord alleges that the Company breached its prior corporate office lease by failing to pay the rent specified under the lease. The Landlord seeks damages of approximately $667,000 plus interest and attorneys and other fees. The Company has filed an answer and affirmative defenses alleging that the Landlord failed to use reasonable efforts to mitigate its damages. In addition, the Company is aware that much of the vacant space has been relet to a third party tenant, substantially reducing the damage claim. The Company has settled with the Landlord for the sum of $110,000 and which includes a $50,000 payment with 5 monthly payments of $12,000. Although this settlement has been completed and the law firms are holding as of May 15, 2004, $74,000 (uncial payment and two monthly payments), the final documents have not yet been signed by the Landlord however, we expect to receive the fully executed documents soon.

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

ITEM 2. CHANGES IN SECURITIES

         On January 22, 2004, in connection with an October 17, 2003 settlement with a law firm the Company issued 25,000 shares of stock in exchange for a reduction of approximately $30 thousand in a payable to the law firm. The settlement was for an outstanding amount of approximately $110 thousand for cash of $80 thousand (40 thousand in October 2003 and $10 thousand a month for 4 months) plus the $25,000 shares of common stock. The obligation was fully satisfied in January 2004.

         On May 18, 2004 the Company issued 1,000,000 shares of restricted stock in a private placement to Charles Dai in exchange for $220,000 in cash. The agreement was for up to $1,000,000 cash for a total 4,545,454 shares. As of May 1, 2004 Charles Dai has not exercised the rights to purchase the remaining 3,545,454 shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

  31.1 Certification of Chief Executive Officer
  31.2 Section 302 Certification of Chief Financial Officer
  32.1 Section 906 Certification of Chief Executive Officer
  32.2 Section 906 Certification of Chief Financial Officer

(b) REPORTS ON FORM 8-K (AND PRESS RELEASE)


Current Report on Form 8-K filed February 9, 2004 (reporting the Company's appeal to American Stock Exchange notice to delist and private placement as the first step to restore compliance).

Current Report on Form 8-K filed March 26, 2004 (reporting the Company's delistment from the American Stock Exchange, a leasing commitment and a letter received from FDA ).

Press Release April 21, 2004 (reporting the licensing of the Company's BSC 2100 Breast Cancer Thermal Imaging System in Canada ).

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTERIZED THERMAL IMAGING, INC.
(Registrant)

/s/Richard V. Secord
----------------------------------
Dated May 24, 2004
Richard V. Secord
Chairman & Chief Executive Officer