Form 10KSB
period 2004-06-30
COMPUTERIZED THERMAL IMAGING INC
filed 2004-10-13
CIK 1021853

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              ====================
                                   FORM 10-KSB
                              ====================

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED JUNE 30, 2004

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                         COMMISSION FILE NUMBER 1-16253
                              ====================

                       COMPUTERIZED THERMAL IMAGING, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)
                              ====================

             NEVADA                                               87-0458721
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
       incorporation or                                      Identification No.)
         organization)

1719 West 2800 South, Ogden, UT                                     84401
-------------------------------                                     -----
(Address of principal executive                                   (Zip Code)
            offices)

        Registrant's telephone number including area code: (801) 776-4700

              Securities registered under Section 12(b) of the Act:
                                      None

              Securities registered under Section 12(g) of the Act:
                                  Common Stock
                                  ------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Revenues of the registrant for its most recent fiscal year were $356,710.

The aggregate market value of Common Stock held by non-affiliates of the registrant at September 1, 2004 was approximately $17 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates.

As of October 12, 2004, there were 114,561,698 shares of Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE None

                       COMPUTERIZED THERMAL IMAGING, INC.

                                   FORM 10-KSB

                                  ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  Description of Business                                               2

ITEM 2.  Description of Property                                              20

ITEM 3.  Legal Proceedings                                                    20

ITEM 4.  Submission of Matters to a Vote of Security Holders                 21

                                     PART II

ITEM 5.  Market for Common Equity, Related Stockholder Matters and
         Small Business Issuer Purchases of Equity Securities                 22

ITEM 6.  Management's Discussion and Analysis or Plan of Operation.           23

ITEM 7.  Financial Statements                                                F-1

ITEM 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                 37

ITEM 8A  Controls and Procedures                                              37

                                    PART III

ITEM 9.  Directors and Executive Officers of the Registrant                   37

ITEM 10. Executive Compensation                                               39

ITEM 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                           40

ITEM 12. Certain Relationships and Related Transactions                       41

                                     PART IV

ITEM 13. Exhibits List and Reports on Form 8-K                                42

ITEM 14. Principal Accountant Fees and Services                               43

PART I
------

         THIS DOCUMENT, AND THE DOCUMENTS INCORPORATED BY REFERENCE, INCLUDING, BUT NOT LIMITED TO, CERTAIN STATEMENTS CONTAINED IN ITEM 1, "DESCRIPTION OF BUSINESS" AND ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS," CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED. WHEN USED IN THIS DOCUMENT THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "MAY," "BELIEVES," "SEEKS," "ESTIMATES" AND SIMILAR EXPRESSIONS GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND WE ASSUME NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT, EXCEPT AS OTHERWISE REQUIRED UNDER APPLICABLE LAWS AND REGULATIONS.

         THIS DOCUMENT SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS INCLUDED IN PART II BELOW AND "RISK FACTORS" NOTED BELOW.

ITEM 1.     BUSINESS

INTRODUCTION

         Computerized Thermal Imaging, Inc. ("we," "us," "CTI," or the "Company") designs, manufactures and markets thermal imaging and infrared devices and services used for clinical diagnosis, pain management and non-destructive testing of industrial products and materials. We are presently developing, manufacturing and/or marketing the following principal products:

         o BREAST IMAGING: We are seeking pre-market approval from the U.S. Food and Drug Administration (the "FDA") of our breast imaging system, called the BCS 2100(TM), which, if approved and marketed, we believe will assist radiologists in their efforts to distinguish between benign and malignant breast masses. On January 23, 2003, the FDA declined to grant pre-market approval for the BCS 2100 and recommended additional data analysis, clinical trials and other steps that we might take to obtain FDA approval. As explained in greater detail in "Government Regulation--Pre-market Approval of the BCS 2100" beginning on page [15] below, we do not believe we currently have the resources necessary to conduct the additional clinical studies requested by the FDA, but we are seeking to persuade the FDA to grant pre-market approval based on our existing data. Unless and until we receive final or conditional approval of the BCS 2100, we cannot sell, market or distribute the BCS 2100 in the United States, and lack of FDA approval significantly hinders marketing of this product in international markets. However, in April 2004 we received a Medical Device License from Health Canada to market the BCS 2100 in Canada. In late August 2004, we shipped the first BCS 2100 to Ville Marie in Montreal, Canada for a one-to-three month evaluation that may result in a lease of the device at the end of evaluation. We are also pursuing other potential customers in Canada.

         o PAIN MANAGEMENT--PHOTONIC STIMULATOR: We are manufacturing and marketing our Photonic Stimulator, which emits infrared light that penetrates the skin in an effort to promote increased blood flow and circulation in order to provide temporary relief of minor aches and pains where heat is indicated.

         o PAIN MANAGEMENT--THERMAL IMAGE PROCESSORS: We are manufacturing and marketing our Thermal Image Processor (or "TIP,") which uses the same infrared camera as the BCS 2100 to measure body heat naturally radiated by the patient as he/she stands (or sits) before the camera. The heat-measuring capabilities of the TIP are generally used to develop a physiological profile of a patient to assist in the diagnosis and treatment of a wide range of physiological and circulatory abnormalities, principally soft-tissue related injuries and pain. The TIP may also have application as a pre-screening device to identify persons with increased skin temperature at international parts of entry and other public facilities.

         o TURBINE BLADE INSPECTION SYSTEM: Our Turbine Blade Inspection System (the "TBIS") is a quality assurance tool which, using techniques similar to our BCS 2100, meets industrial requirements for non-destructive testing and examination of turbine blades used in aircraft and power generation, and other industrial components, composite materials and metals.

         We manufacture our products internally at our Ogden, Utah facility. Our Ogden facilities are certified to ISO 9000 quality standards.

         Our common stock is quoted on the Over-the-Counter Bulletin Board or "OTCBB" under the symbol "CIOB." As of September 1, 2004, we had approximately 114 million shares of common stock outstanding held by approximately 20,000 shareholders. In addition to the outstanding shares of our common stock, there are outstanding exercisable warrants and options to acquire approximately 10 million shares of our common stock at exercise prices ranging from $0.22 to $5.00. Of the approximately 114 million fully-diluted shares of our common stock outstanding, 12.6 million shares are beneficially owned by insiders and affiliates. Other than our wholly-owned subsidiary, Bales Scientific, Inc., we have no interest in any other entity.

         We were a development stage company and, to date, we have funded our business activities with funds raised through the private placement of common stock, debt and warrants, and the exercise of warrants and options. We are facing substantial financial challenges in that without sales we cannot support operations and without the cash from sales we cannot support a sales staff, therefore we are seeking cash from either a private placement of equity or debt.

INDUSTRY OVERVIEW & TRENDS

         The American Cancer Society estimated in 2003 that 211,300 new cases of invasive breast cancer would be diagnosed among women and an estimated 39,800 women in the United States would die from the disease during 2003. Except for skin cancer, breast cancer is the most commonly diagnosed cancer among American women, accounting for nearly one of every three new cancers diagnosed, and is the second leading cause of cancer death (after lung cancer). According to information compiled by Atairgin, a biotechnology company dedicated to improving the quality of care in women's health, each year more than 20 million women in the United States have a mammogram to screen for breast cancer. Approximately two million of those mammograms require additional follow-up due to a suspicious finding, and approximately 1.3 million abnormal mammograms require a breast biopsy to characterize the suspicious tissue as benign or malignant. The statistics compiled by Atairgin also indicate that approximately 20% of the suspicious tissues that are subjected to biopsies will turn out to be cancerous. In other words, more than 80% of these breast biopsies performed during 2002 were expected to yield benign results.

         According to Atairgin's statistics, of the 1.3 million breast biopsies performed in the United States each year, approximately 800,000 are open surgical procedures where the patient is anesthetized or heavily sedated and a surgeon extracts the mass through an incision. The remaining approximately 500,000 biopsies are less invasive "core" biopsies, where a needle is guided to the region of interest and a sample is obtained without having to perform open surgery. We believe the trend is toward less invasive biopsy methods in an effort to reduce scaring, cost and emotional trauma.

         If we receive pre-market approval from the FDA for our BCS 2100, we believe that, under prescribed circumstances, radiologists and surgeons will be able to use the physiological profile of the suspicious tissue produced by our BCS 2100 to determine whether breast masses are benign, without performing a biopsy. The target users of the BCS 2100 are the more than 10,000 certified mammography centers in the United States and more than 10,000 mammography centers throughout the rest of the world.

         The primary target markets for our pain management products consist of over 50,000 chiropractors, pain management practitioners, occupational therapists, physical therapists and major sports teams in the United States looking for ways to diagnose and treat injuries and pain conditions effectively and quickly. Various reports estimate the number of Americans suffering from chronic pain at between 50 million and 80 million, and estimate that an additional 25 million Americans suffer acute injury-related pain, costing the United States economy between $50 billion and $100 billion annually in missed work days, emergency room visits, medications and other costs.

         The primary target market for our industrial products is manufacturers of complex castings, particularly in the aerospace and power generation markets.

OUR PRODUCTS AND SERVICES

         We have developed six significant proprietary technologies, four of which relate to the BCS 2100: 1) a climate-controlled examination unit to provide patient comfort and facilitate reproducible tests for the BCS 2100; 2) an imaging protocol designed to produce consistent results for the BCS 2100; 3) a statistical model that detects physiological irregularities for the BCS 2100;
4) infrared imaging and analysis hardware, including our proprietary heat-sensing camera, which is used in the BCS 2100 as well as our pain management and industrial systems (collectively, we refer to items 2-4 as our "Thermal Imaging Process"); 5) a system to treat pain and other symptoms of diseases that restrict blood flow, which is used in the Photonic Stimulator; and
6) the TBIS.

Medical Products - BCS 2100
---------------------------

         Our BCS 2100 provides a non-invasive, painless method to collect information that could supplement the information provided by mammograms for the evaluation of suspicious breast lesions. To receive a breast scan on the BCS 2100, a patient would lie face down on our device and expose one breast at a time to the flow of cold air. The breast is then observed by our infrared imager as it cools. Because malignant tissue is more vascular and less likely to constrict upon contact with cool air than benign tissue, malignancies are measurably warmer than benign tissue. The BCS 2100 captures 103 dynamic images of each breast and analyzes over 8.3 million temperature values per breast to measure minute changes in physiological and metabolic activity. From these measurements, the BCS 2100 is able to compute a mathematical probability and indicate the likelihood that a suspicious breast lesion is benign or malignant. We believe that this data, when combined with diagnostic information from mammograms, will provide radiologists with additional information that can be useful in determining more precisely when a surgical biopsy is needed.

         Mammography and related imaging methods capture a snapshot of anatomical structure at a moment in time, but do not provide information about the behavior of the structures exposed. While mammography may detect the presence of an abnormality in the breast, a biopsy is required to determine whether the abnormality is benign or malignant. We believe our technology produces images that expose the physiology and function of breast tissue. If we receive FDA approval for the BCS 2100, we believe this physiological information can provide health professionals with a tool for more accurately discriminating between those cases that require invasive biopsy and those that do not; furthermore, we believe our BCS 2100 will be able to provide physiological data that can lead to fewer biopsies, 80% of which have benign findings.

         We believe the BCS 2100 provides a tool that could detect cancer in almost all types of abnormal breast lesions: masses, micro-calcifications and architectural distortions. In our clinical trials, where BCS 2100 findings were confirmed by biopsy, we detected malignancy 96.4% of the time when cancer was present, and we believe we can improve this overall sensitivity with additional clinical research studies and statistical software development.

         Our best sensitivity is with lesions classified as masses. According to our clinical trials, where BCS 2100 results were confirmed by biopsies, our BCS 2100 detected cancer in lesions described as masses 99.3% of the time when cancer was present. This means the BCS 2100 has a false negative rate of less than 1%. Our pre-market approval application addresses efficacy for all breast lesions, but later amendments and panel presentations focused on lesions described as "masses," which represent about half of all anomalies noted on mammograms referred for biopsy, and where the BCS 2100 had the best clinical sensitivity. If utilized as a decision tool, excluding all other factors, procedures and tests, we believe the BCS 2100 would have resulted in the deferral or avoidance of 19.2% of biopsies in women who had masses detected on their mammograms. The efficacy data presented shows a false positive rate (cases where results from the BCS 2100 indicated the possible presence of cancer when none existed) approximately 80% of the time when cancer was not present. We believe that ongoing clinical research and future developments in the software algorithms (statistical models), as part of the product maturation process and under FDA-approved procedures, will enable the BCS 2100 to safely achieve significantly lower false positive rates, thereby leading to higher biopsy avoidance rates.

         We view biopsy as the direct competition for the BCS 2100. According to the American College of Radiology, the average breast biopsy costs between $1,000 and $3,000 per patient. We believe that a breast scan on the BCS 2100 would cost a fraction of the cost of a biopsy and avoid the pain, risk of infection and other complications arising from an invasive surgical procedure.

         We have not received FDA pre-market approval for the BCS2100 and, accordingly, are not presently permitted to market and sell the BCS 2100 in the United States. Medical device marketing and distribution efforts rely upon building relationships with other manufacturers (strategic alliances), equipment dealers, physicians and clinical investigators. Local distributors tend to have the essential relationships with hospitals that are difficult to duplicate with a captive sales force. In anticipation of possible FDA approval, we have initiated relationships with distributors who have established relationships in the radiology and medical imaging communities. Such persons have not, however, initiated efforts to market or sell the BCS 2100. We presently anticipate that unless and until we obtain FDA pre-market approval of the BCS2100, our marketing activities in the United States will be limited to our attendance at industry trade shows and professional conferences where we can present product information in an educational format to radiologists.

         Curtailed operations and activities greatly hamper our ability to continue to sell at a level that will sustain operations.

Medical Products - Pain Management
----------------------------------

         We market two pain management devices used for diagnostic imaging and therapeutic treatment, the TIP and the Photonic Stimulator.

         The TIP falls into a class of devices that the FDA permits to be marketed within the limitations of the following identification:

         A telethermographic system for adjunctive diagnostic screening for detection of breast cancer or other uses in an electrically powered device with a detector that is intended to measure, without touching the patient's skin, the self-emanating infrared radiation that reveals the temperature variations of the surface of the body. This generic type of device may include signal analysis and display equipment, patient and equipment supports, component parts, and accessories.

         The TIP uses the same infrared camera as the BCS 2100 to measure body heat naturally radiated by the patient as he/she stands (or sits) before the camera. The heat-measuring capabilities of the TIP are generally used by our customers to develop a physiological profile of a patient to assist in the diagnosis and treatment of a wide range of physiological and circulatory abnormalities, principally soft-tissue related injuries and pain. We have not conducted clinical studies confirming the effectiveness of the TIP for any specific uses.

         The TIP system competes indirectly with x-ray, computed tomography, ultrasound and magnetic resonance imaging ("MRI"). Medical practitioners typically view imaging technologies as elements of a toolkit, each uniquely suited for the diagnosis of a specific problem or problems. The TIP also competes against infrared cameras available in the aftermarket and marketed by several small direct competitors.

         The outbreak of Sudden Acute Respiratory Syndrome ("SARS") in recent years provided a new opportunity for employing the TIP as a pre-screening device at international ports of entry and other public facilities; e.g., train stations and airports. The TIP is not designed or calibrated to screen for SARS; however, the TIP is designed to provide an accurate reading of surface skin temperature. One of the outward symptoms of SARS (along with the common cold, flu and numerous other ailments) is elevated skin temperatures. The TIP can be used to identify persons with increased skin temperature, who would then be identified for further, more accurate and invasive testing procedures that could determine if the person is infected with SARS.

         We have not marketed or sold any TIPs in the United States to entities that have expressed their intent to use the TIP as a pre-screening device for SARS. Because we have not sought or received pre-marketing approval of the TIP as a SARS screening device, we are not permitted to make claims that the TIP is effective as a SARS screening device. We may, however, make claims that the TIP is effective in reading surface skin temperatures. As described above, certain government authorities may find the ability of the TIP to detect elevated skin temperature useful in identifying symptoms that are consistent with (but not definitively indicative of) SARS or other diseases.

         We have sold TIPs for pre-screening use into the People's Republic of China, and we are participating in a Canadian program to evaluate the use of infrared imaging for airport passenger screening. While these activities appear positive, we are uncertain whether SARS screening procedures using the TIP, or a competing thermal imaging device, will be adopted on a widespread basis. If adopted, we are uncertain that the TIP would be selected over alternative devices, which may be more suitable for such purpose.

         The current suggested retail price for the TIP is $55,000. Our average selling price for new equipment during fiscal 2004 was $31,250 and during fiscal 2003 was $43,800. Our average selling price for reconditioned TIP is $28,000. Although we believe our TIP system competes favorably with aftermarket and other direct offerings in terms of capability and price, we expect TIP system prices to decline over time as a result of increased competition.

         A complementary infrared light therapy device, our Photonic Stimulator, is a hand-held device that emits infrared energy which penetrates the skin to stimulate blood flow and promote circulation. The Photonic Stimulator falls into a class of devices that the FDA permits to be marketed within the limitations of the following identification:

         An infrared lamp is a device intended for medical purposes that emits energy at infrared frequencies (approximately 700 nanometers to 50,000 nanometers) to provide topical heating.

In addition to its general classification, an approval statement of specifications attached to the authorization received from the FDA states: "The Photonic Stimulator emits infrared light that penetrates the skin to promote increased blood flow and circulation, thereby providing safe, temporary relief of minor aches and pains where heat is indicated."

         The infrared light-focusing capabilities of the Photonic Stimulator are generally used by our customers to treat general aches and pains. Published reports written by practitioners who use the Photonic Stimulator indicate that infrared light therapy is also used in an attempt to promote circulation and speed healing. We have not conducted clinical studies confirming the effectiveness of the Photonic Stimulator for any specific uses.

         The Photonic Stimulator competes with therapeutic ultrasound, electrical stimulation and newly-approved laser light therapy devices. The current suggested retail price of our Photonic Stimulator is $4,500. Our average selling price during 2004 was $2,600, and during 2003 was $2,130. We expect Photonic Stimulator resale prices to remain at current levels for the foreseeable future as we continue our efforts to expand unit volume and compete with other light therapy devices as light therapy becomes more accepted.

         In order for us to expand our pain management segment, there must be increased market adoption of both the TIP and the Photonic Stimulator based on customer referrals, testimonials, and published third-party research in order to build credibility of products and earn expanded indications for use of the devices from the FDA. The adoption of new products may be adversely affected by general economic conditions, changes in insurance coverage offered by private insurers in response to the general economy and new competitive offerings. We cannot guarantee that customers will accept our products, or that we will be able to profitably manufacture and sell these products.

         To date, pain management product marketing has relied upon trade advertising, word-of-mouth recommendations, public relations and media outreach, trade show attendance, direct and channel sales, and educational seminars, where products are demonstrated to groups of potential customers. We hold user group meetings and work with our current customer base to place articles and provide testimonials about how our pain management devices have impacted their practices and improved the condition of their patients.

         We have a direct field sales team and a small inside sales team. To build credibility and to obtain additional market exposure, we have developed relationships with pain management dealers in California, Texas, Florida, New England and Asia who have established relationships and reputations in these markets.

Industrial - Non-Destructive Testing Products
---------------------------------------------

         Bales Scientific, Inc. ("Bales Scientific"), our wholly-owned subsidiary, provided industrial test services and has, for many years, designed and sold industrial test systems to customers who desire to perform their own testing. Our industrial non-destructive testing product focus has been the analysis of turbine blade defects. Turbine blades are very complex cast parts used in aircraft, power generation, pumps and compressors. Using techniques similar to those employed by our BCS 2100 and the infrared camera used in the BCS 2100 and TIP products, our TBIS creates thermal stress by rapidly heating a component, collecting a series of images as the component returns to ambient temperature, and then analyzing these images to determine the presence or absence of characteristics determined to correlate with certain manufacturing and usage-induced defects. The analysis identifies defects, abnormalities and flaws in the test material. This system can identify blockages in cooling holes as small as the diameter of a human hair. We believe that this technology is uniquely capable of testing blades automatically, quickly, inexpensively and without destroying or compromising the blade part. During the third quarter of fiscal 2003, to reduce cash outlays, we relocated this activity to our Ogden, Utah facility and closed the operations formerly conducted by Bales Scientific Walnut Creek, California.

         The turbine blades tested using our TBIS include aircraft turbines employed in military aircraft, and electrical power turbines. TBIS sales have long lead times and require significant integration into the customer's production systems. TBIS sales have been infrequent, are dependent upon the health of the aerospace industry and general economic conditions, and there may be relatively few customers for this device.

         TBIS base systems are generally priced in a range between $350,000 and $450,000 and compete with industrial x-ray, ultrasound and other technological approaches. This system provides a safe, effective and hygienic approach to locating product defects, and requires no disposable supplies; i.e., x-ray film. We also market smaller, less expensive systems utilizing our TIP and an alternative thermal stimulus device with a suggested retail price of approximately $130,000. We market these products directly to engine and power system manufacturers and other industrial customers. These products typically have long sales cycles, and demand is directly impacted by general economic conditions.

PATENTS

         As of June 30, 2004, we had the following patents or patent applications pending before the United States Patent and Trademark Office:

         o Patent No. 5,999,842, dated December 7, 1999, acquired by assignment from TRW on a Functional Thermal Imaging Apparatus (our BCS 2100 Patient Positioning Table).
         o Patent No. 6,157,854, dated December 5, 2000, covering techniques designed to reduce or eliminate pain by the application of infrared therapy while monitoring the process as it is being conducted. The techniques involve the use of our Photonic Stimulator to apply infrared energy to a patient while using the TIP to monitor the patient's response to the therapy.
         o Patent No. 6,366,802, dated April 2, 2002, covering techniques designed to reduce or eliminate pain by the application of infrared therapy while monitoring the process as it is being conducted. The techniques involve the use of our Photonic Stimulator to apply infrared energy to a patient while using the TIP to monitor the patient's response to the therapy.
         o Patent No. 6,570,175, dated May 27, 2003, covering an infrared imaging arrangement for the turbine component inspection system covering the overall fixture and infrared imager arrangement
         o Patent No. 6,711,506, dated March 23, 2004, covering software providing operator assistance during the use of an automated infrared inspection system of turbine components.
         o Patent No. 6,750,454, dated June 15, 2004, covering software performing automated analysis of the thermal response of a turbine component to application of thermal stimuli by an infrared inspection system.
         o Patent No. 6,757,412, dated June 29, 2004, covering an algorithm used to analyze imaging data collected through our BCS 2100 Patent application (Serial No. 10/062,862, dated January 31, 2002) for a heat exchanger for turbine component inspection system covering an improved convective heat exchanger design for use in the turbine component inspection system.
         o    Patent application (Serial No. 10/677,100, dated September 30,
              2003) for design and evaluation of actively cooled turbine components.
         o Patent application (Serial No. 60/378,764, dated May 7, 2002) for the cold stimulus turbine component inspection system.

         Subject to the availability of capital, we hope to pursue the registration of additional copyrights, patents and trademarks in the United States; however, we presently lack the resources to pursue any additional intellectual property protection. We believe that our patents and patent applications are valid and enforceable and provide some competitive protection for our products; however, any of our patents or other intellectual property rights may be challenged, invalidated or circumvented, or the rights granted thereunder may not provide any competitive advantage. We could also incur substantial costs in asserting our intellectual property or proprietary rights against others, including any such rights obtained from third parties, and/or defending any infringement suits brought against us. We do not currently possess the resources necessary to assert or defend our intellectual property rights. Although we generally enter into confidentiality and invention assignment agreements with our employees and consultants, there can be no assurance that we have done so with all relevant employees and consultants, that such agreements will be honored or that we will be able to effectively protect our rights to unpatented trade secrets and know-how. Moreover, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how. We may be required to obtain licenses to certain intellectual property or other proprietary rights from third parties. Such licenses or proprietary rights may not be made available under acceptable terms, if at all. If we do not obtain required licenses or proprietary rights, we could encounter delays in product development or find that the development or sale of products requiring such licenses is foreclosed.

SOURCE OF SUPPLY

         Manufacture and assembly of our pain management and thermal imaging devices require standard electronic components, formed or machined metal and plastic parts, wiring harnesses, printed circuit boards and metal cases which are available from any number of suppliers with relatively short lead times. We single-source certain proprietary optical components and cooling equipment; these typically require 12 to 16-week lead times. To date, we have experienced no supply disruptions with these vendors. While there are alternative sources for these products, the loss of one of our current suppliers would require that we invest time developing and certifying a new supplier. Until the new vendor is located and certified, we could experience a disruption in ability to supply TIP systems, which are a component of the BCS 2100 and our industrial products.

BUSINESS STRATEGY AND PRODUCT DEVELOPMENT

         We believe our products and technologies provide a unique collection of cost-effective diagnostic, pain management and product testing solutions for medical and industrial customers. Our target customers are hospital radiology departments, cancer research facilities and imaging centers, chiropractors and physical therapists, and manufacturers of products with complex cast components or processes.

         Critical to our business strategy is to obtain the required approval from the FDA with respect to our BCS 2100 and our pain management products. As described in greater detail below under "Government Regulation," we have obtained Section 510(k) approval for our Photonic Stimulator and TIP. Section 510(k) approval which permits us to market and sell such products for the uses described in the approval letter and the applicable section of the Code of Federal Regulations. As described in greater detail below, we have applied for, but have not received, pre-market approval with respect to our BCS 2100. We believe that securing pre-market approval for the BCS 2100 is essential to our efforts to develop and market the BCS 2100 because, without such approval, we will not be able to market the BCS 2100 as a breast cancer screening device in the United States, obtain insurance payment codes or develop physician acceptance of our system.

         Our marketing efforts rely upon building relationships with manufacturers, local medical equipment dealers, physicians and clinical investigators. We established a medical advisory board to assist us in preparing for the FDA panel meeting and to help us devise programs and projects to facilitate acceptance in the market place. We have also attended trade shows and conferences and make direct sales calls to industrial customers and sponsor clinics, where we introduce and demonstrate our breast imaging, pain management and non-destructive testing products. We believe marketing our medical products directly and through a dealer channel, augmented with trade shows, conference presentations, direct mail and inside sales, provides a cost-effective approach to diagnostic imaging and pain management practitioners. As of August 31, 2004 our medical advisory board was dormant, we had discontinued trade show participation and had limited our marketing activities to user group meetings with current and potential customers and direct selling; however, if we are successful in securing additional capital, we plan to continue investing resources in these programs.

         As with all medical devices, it is important that our BCS 2100 customers receive adequate reimbursements from third-party payers: insurance companies, Medicare and Medicaid reimbursement agencies. We applied for a reimbursement code from the American Medical Association during December 2001 for our BCS 2100. Our application will not be acted upon unless and until we receive FDA pre-market approval for the BCS 2100.

         Our pain management products qualify for insurance reimbursement in most states at rates that vary on a state-by-state basis. Generally insurance providers offer coverage if the state's workers compensation scheme recommends coverage. Currently only New York, Montana and Minnesota do not recommend coverage for treatments that include infrared imaging or infrared therapy. Average reimbursement for an infrared imaging procedure with our TIP camera, in states offering reimbursement, is $198, with a high of $375 and a low of $96. Average reimbursement for an infrared treatment with the Photonic Stimulator is $12, with a high of $38 and a low of $4 per treatment.

         In order to conserve cash as we seek FDA approval for the BCS 2100, we have scaled back operations and staffing levels by, among other things, reducing our research and development group from 16 full-time employees in the fall of 2002 to one part-time employee in August 2004 and reducing our manufacturing group from 20 full-time employees in the fall of 2002 to 2 full-time employees in August 2004. In addition, we were in the process of developing temperature screening software for the TIP to include a fever detection algorithm, color-map settings for fever threshold, reporting, and networking, but suspended development of the software in June 2003 due to lack of resources. Nevertheless, we continue to expend financial and technical resources improving and developing certain applications for our medical products. Specifically, we have upgraded certain software developments for the camera used in the BCS 2100 and the TIP, have commenced but not completed a project to reduce the size and weight and improve operator efficiency and clinical effectiveness of the BCS 2100, have added circuitry to the camera detectors in order to reduce noise and improve imaging, and have upgraded the TIP application software (including new release targeted to healthcare professionals).

COMPETITION

MEDICAL IMAGING. The principal methods used to visualize internal human anatomy are x-ray, computed tomography, ultrasound and MRI. Physicians view these technologies as elements of a toolkit, each uniquely suited to the diagnosis of a specific problem or problems.

         Our BCS 2100 provides physiological information that supplements the anatomical information obtained from mammography and does not compete directly with x-ray, computed tomography, ultrasound or MRI. Our system is painless, requires no radioactive materials and involves no invasive technology.

         Our pain management products compete with ultra-sound, electrical stimulation, newly approved laser light therapy devices and infrared cameras purchased from competitors or in the aftermarket for infrared cameras.

         Our industrial applications compete with industrial x-ray, and high pressure water and air techniques; which require skilled labor, are time consuming and may utilize dangerous radiation that requires special facilities. Our TBIS provides additional defect analysis more quickly by using less skilled labor and no special environment, and may replace high pressure water and air or x-ray for certain applications.

         The companies that supply diagnostic and industrial imaging equipment range from large manufacturers to smaller specialized companies. Large diversified manufacturers, for which imaging systems define only a portion of their total business, include General Electric, Siemens, Toshiba, Hitachi and Philips.

NEW TECHNOLOGIES. Digital x-ray captures images electronically and may provide several important benefits relative to existing technologies: 1) reduced radiation dosage; 2) faster access to images, which is critical for emergency room use; 3) the ability to distribute and access an image through a computer, enabling remote consultation; and 4) reductions in labor and radiographic film costs. Our BCS 2100 does not compete with digital x-ray equipment. In fact, as mammography technology improves, we believe more women will be referred for biopsies. We believe this will create a greater demand for technologies, like our BCS 2100, that may be able to determine whether a patient's mass is benign without the use of an invasive surgical procedure.

         Positron Emission Tomography ("PET"), a nuclear medicine-based diagnostic imaging technique for measuring the metabolic activity of human cells, may benefit patients suffering from certain types of cancer or certain conditions affecting the brain and heart. Many insurance carriers approve PET, but the technology is expensive and difficult to administer.

         Optical imaging of the breast is based on laser transillumination. This technology is under investigation as a possible approach for medical imaging, and at least one potential competitor is attempting to secure FDA approval for its version of this technology. Laser transillumination has been investigated for over 20 years and recent implementations of this technology used computed tomography to improve the results. We believe our BCS 2100 competes favorably with this technology.

PROCEDURES. We view biopsies, either needle aspiration or open surgery, as direct competition for the BCS 2100. We believe that the BCS 2100, if approved by the FDA with the indications for use we have requested, will be adjunctive to mammography, and that every patient with an abnormal mammogram indicating a mass, who might be referred to biopsy under current protocols, will be a potential candidate for a BCS 2100 procedure. We believe that, through the product maturation process involving additional product development, we will be able to obtain expanded indications for use and effectively screen all patients referred for biopsy. To successfully market our product, which can occur in the United States only if we receive FDA approval, we will have to educate physicians about the BCS 2100 so that they will be able to recommend a BCS 2100 procedure to their patients, persuade hospitals and imaging centers to purchase the equipment and convince insurance carriers to provide reimbursement for the BCS 2100 procedure.

OUR SALES AND MARKETING STRATEGY

OVERVIEW. We plan to market our products with a multi-channel strategy incorporating independent distributors, direct marketing, telemarketing, the internet and corporate marketing. We plan to address the industrial market with a direct sales force augmented by distributors and dealer representatives as appropriate.

DISTRIBUTORS. We have retained and intend to continue to seek the services of distributors. Our distributors usually focus their efforts on a specific channel in a specific region; e.g. chiropractors and physical therapists in Northern California. We believe that distributors provide intimate local market knowledge and contacts critical to accessing hospital imaging facilities, radiologists, chiropractors and physical therapists, and local service capability. Our agreements with these distributors allow the distributor to purchase products at a discount from list price, usually 30%, and provide extended terms for an initial order of demonstration equipment, which we do not recognize as a sale until the distributor actually pays for the equipment. We retain the right to develop and service national accounts in the distributor's territory, but provide a period of limited exclusivity with regard to the distributor's own customers, which can be extended only if the distributor meets certain sales goals. To date, no distributor has met these goals. We also require the distributor to participate with us in certain marketing programs, such as user group meetings.

TELEMARKETING / TELESALES. We believe telemarketing/telesales provides important direct marketing, lead follow-up and customer service capability, particularly in the pain management segment. Telemarketing creates revenue through direct sales and generates leads for distributors. However, due to limited resources, our use of telemarketing and telesales has been limited.

INTERNET. We use the internet to provide information to current and potential customers. Our web address is www.cti-net.com.

USER GROUPS AND SEMINARS. We believe meeting with our customers and potential customers at informal user conferences and training sessions provides valuable market intelligence, product use information, and assists us in selling our products. We have conducted user group meetings at various sites across the United States and by conference call.

TRADE SHOWS AND ASSOCIATIONS. From time to time, we have attended medical and industrial trade shows and presented papers at professional conferences. We believe attendance at trade shows and conferences allows us to build product awareness, demonstrate our products, educate customers and generate leads for future sales.

CORPORATE MARKETING. To the extent our working capital permits, we intend to develop product and corporate collateral materials, advertise in select trade journals, demonstrate our products and present papers, and research results at conferences and trade shows. We believe these activities will build product and corporate awareness and support our sales efforts in selected vertical markets.

INDUSTRIAL PRODUCTS. We have a small internal team pursuing industrial opportunities. This team manages relationships with existing and potential customers in the turbine power market and is exploring potential relationships with industrial customers requiring non-destructive testing capabilities.

SERVICE PROVIDERS AND CONTRACTOR RELATIONSHIPS

CONTRACTOR RELATIONSHIPS. Our business model relies upon contractors and suppliers to reduce our development risk and to provide necessary clinical resources. During the course of preparing our FDA pre-market approval application and conducting regular clinical studies, we engaged the services of certain contractors, including Battelle Memorial Institute, which assisted us in the preparation of regulatory submissions and provided technical consulting services, on a time and materials basis, in connection with algorithm development and statistical consultation for interaction with the FDA. We have terminated our relationship with Battelle because of a shortage of working capital. If we were to require such consulting services in the future in connection with a supplement to our pre-market approval application or otherwise, replacing Battelle would be costly and difficult (because any competing entity would be unfamiliar with our data). We hope Battelle would continue to work with us if needed in the future (if we provide a sufficient retainer), but we have no contractual commitments to that effect.

         We have also used the services of Quintiles, Inc., an independent consulting firm authorized by the FDA, to verify clinical examination results, to provide clinical trial monitoring and FDA preparation support. We have terminated our relationship with Quintiles because we no longer need their services. If we were to require such consulting services in the future in connection with a supplement to our pre-market approval application or otherwise, we believe Quintiles would continue to work with us if we provided a sufficient retainer, but we have no contractual commitments to that effect. If we were unable to engage Quintiles again, we believe we could find alternative providers of similar services at similar rates.

CLINICAL TRIALS. Previously, we contracted with six hospitals to conduct the clinical trials necessary for FDA approval of the BCS 2100. The six hospitals are:

-        USC/Norris Comprehensive Cancer Center, Los Angeles;
-        Los Angeles County Hospital, Los Angeles;
-        Mt. Sinai Hospital, Miami;
-        St. Agnes Hospital, Baltimore;
-        Lahey Clinic, Boston; and
-        Providence Hospital, Washington, D.C.

         We do not have any ongoing contractual relationships with any of these institutions, and no clinical trials are ongoing. We continue to have periodic contacts with officials at the USC/Norris Comprehensive Cancer Center and the Lahey Clinic, and believe that such persons would be available for consulting and other services if requested, but we have no written commitments to such effect.

CLINICAL STUDIES. Clinical studies are clinical research conducted for purposes of developing expanded indications for use, testing product enhancements, identifying potential product issues and obtaining product trials by practitioners and patients. Clinical trials are experiments where patient results are withheld from us pursuant to experimental controls designed to ensure scientific accuracy and are conducted in connection with obtaining FDA pre-market approval.

         If we obtain pre-market approval from the FDA for our BCS 2100, of which we can provide no assurance, we plan to expand our clinical studies utilizing the BCS 2100 with institutions and practitioners to obtain user feedback, test product enhancements and secure technical papers, and for training and educational marketing purposes. During 2002, we entered into a research relationship with McKay-Dee Hospital in Ogden, Utah for a study of up to 70 patients referred for biopsy of a single mass after undergoing conventional diagnostic procedures. We conducted this study to acquire information about the effectiveness of the BCS 2100 for women age 60 and over presenting with a lesion described as a mass. We ended this study during the third quarter of fiscal 2003, without conclusion, when it became apparent that the institution did not treat sufficient patients to complete the study in a timely fashion. A separate study at McKay-Dee Hospital involved 125 women to obtain baseline information regarding the characteristic thermal profile associated with normal breast tissue in women 21 and older. We concluded this study during March 2002 and are holding the data for further analysis if we receive FDA approval. We also initiated a study at Massachusetts General Hospital, Harvard Medical School's largest teaching hospital, for a clinical study involving up to 250 patients referred for biopsy of a single mass after undergoing conventional diagnostic procedures. This study was intended to acquire information to study the effectiveness of the BCS 2100 in women age 60 and under who present with a lesion described as a mass. This study is on hold, pending the FDA's final decision regarding our application for pre-market approval of the BCS 2100. These studies could provide us with an opportunity to evaluate the form and function of the BCS 2100 and develop product enhancements for next generation products. We are currently conducting a study with the Photonic Stimulator, evaluating its effect on neck and shoulder pain. We are not currently conducting clinical studies or trials for our TIP or Photonic Stimulator.

         In addition, we have utilized the services of Regulatory Insight, Inc., an independent clinical research organization, to conduct a study with our Photonic Stimulator to evaluate its effect on neck and shoulder pain after a limited course of treatment. Under our agreement with Regulatory Insight, they agreed to develop a protocol for the study, submit the protocol to the FDA for review, and conduct a study in accordance with the protocol in exchange for our payment of a fee, reimbursement of expenses and provision of training and materials. Regulatory Insight has completed their analysis of data collected, and the study is completed. We cannot guarantee customer acceptance, published results, expanded indications for use or the effectiveness of any product enhancement or protocol tested in connection with these efforts. We believe, however, these efforts are important and intend to continue this activity if we obtain sufficient capital to continue our operations.

GOVERNMENT REGULATION

OVERVIEW. Our BCS 2100, Photonic Stimulator and TIP qualify as medical devices under U.S. federal law because they are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease but do not interact chemically with the body. Medical devices are divided into three classes under FDA regulations. Low risk devices that are substantially similar to approved products already on the market are classified as Class I or Class II devices and may be marketed if approved by the FDA following submission of a fairly simple
Section 510(k) filing. Sophisticated instruments that entail significant risk, or utilize unique or new technology, are classified as Class III devices and, as further described below, may not be marketed absent a comprehensive FDA review and pre-market authorization.

         All Class I, II and III devices are subject to certain requirements after the marketing of the product is approved by the FDA, including rules requiring the following:

         o that the manufacturer register with the FDA and list its devices with the FDA;
         o that the manufacturer label the devices for their approved use and otherwise in accordance with governing rules;
         o that the manufacturer maintain manufacturing processes in accordance with the FDA's regulations and prescribed procedures regarding manufacturing processes, including a quality assurance system, document control and manufacturing and design control requirements promulgated by the FDA;
         o that the manufacturer report adverse events with respect to such devices and maintain a corrective and preventative action program; and
         o that the manufacturer comply with certain export and import limitations.

In the event a manufacturer (including CTI) is found to be out-of-compliance with any of these regulations, the FDA may require the manufacturer to cease production and marketing until corrective measures have been implemented. The FDA also could require a product recall and could enforce civil and criminal penalties against the manufacturer, its officers and others.

         Certain rules promulgated by the FDA, which relate to Class III products, do not generally relate to Class I or II products. Such rules include those mandating the following:

         o that an investigational device exemption be obtained in connection with clinical studies,
         o that the manufacturer adhere to specified clinical and investigational practices and procedures (called Good Clinical Practices) in connection with its studies,
         o that the manufacturer obtain specified approvals from an institutional review board at each study site,

         o    that the manufacturer monitor, and permit the monitoring of, clinical sites and data to assure adherence to protocol,
         o    that the manufacturer report any adverse patient reactions that might occur in connection with its studies, and
         o the manufacturer submit, as requested, to an FDA audit of clinical trials in connection with approving pre-market approval. During September 2002, the FDA conducted such an audit of our clinical trials at our Ogden, Utah, facility and concluded that our clinical trials were conducted in compliance with FDA regulations.

Most significantly, the FDA rules related to Class III medical devices prohibit making claims of efficacy in connection with the marketing and sale of the device unless and until pre-market approval has been obtained following a determination by the FDA that the pre-marketing application contains sufficient valid scientific evidence to assure that the device is safe and effective for its intended use.

THE TIP AND PHOTONIC STIMULATOR. Our pain management products, the TIP and Photonic Stimulator, are Class II devices. The Photonic Stimulator received
Section 510(k) approval under a generic category as "an infrared lamp ... intended for medical purposes that emits energy at infrared frequencies to provide topical heating" on April 15, 1998. Our TIP received Section 510(k) approval on April 26, 1990 under a generic category as a "telethermographic system for adjunctive diagnostic screening for detection of breast cancer or other uses in an electrically powered device with a detector that is intended to measure, without touching the patient's skin, the self-emanating infrared radiation that reveals the temperature variations of the surface of the body." As required by governing rules, each of the TIP and the Photonic Stimulator is listed with the FDA and labeled, manufactured and designed according to governing rules. We have not experienced any adverse events with respect to the Photonic Stimulator or the TIP, have not had to recall either such product and have not had any penalty or legal remedies exercised against us by the FDA with respect to such products. In connection with our export of the Photonic Stimulator and TIP to foreign countries, we have obtained (in accordance with import regulations of the destination countries) certification of United States clearance and complied with specific labeling and quality management requirements. As explained above, because the TIP and Photonic Stimulator are not Class III devices, rules related to investigational device exemptions, clinical investigator monitoring, institutional review board approval and pre-market approval do not apply to such devices.

THE BCS 2100. The BCS 2100 is a Class III medical device. As a result, we obtained an investigational device exemption in connection with the commencement of clinical studies on the BCS 2100. In addition, our clinical studies with respect to the BCS 2100 were subject to monitoring and conducted in accordance with Good Clinical Practices. Our clinical studies were reviewed and monitored by institutional review boards at USC/Norris Comprehensive Cancer Center in Los Angeles, Mt. Sinai Hospital in Miami, St. Agnes Hospital in Baltimore, Lahey Clinic in Boston and Providence Hospital in Washington, D.C. As described in greater detail below, we have requested from the FDA pre-market approval for our BCS 2100 but have not obtained it. Until we obtain pre-market approval for the BCS2100, we are not permitted to market or sell the device in the United States or list it with the FDA. Because pre-market approval has not been obtained, FDA rules related to listing, labeling, and manufacturing (other than design controls) do not yet apply. In addition, because we are not yet marketing the BCS 2100, we have not had any adverse events, recalls or penalties from the FDA with respect thereto. We have sold a single BCS 2100 to a purchaser in the Peoples Republic of China, and we obtained the requisite export permit with respect to such single sale.

PRE-MARKET APPROVAL OF THE BCS 2100. As noted above, we are not permitted to market the BCS 2100 or make claims of efficacy with respect thereto unless and until our application for pre-market approval is approved by the FDA. An application for pre-market approval typically contains significant clinical testing, manufacturing and other data, all of which are scrutinized by the FDA to demonstrate the product's safety, reliability and effectiveness, and that proposed indications and conditions for use are appropriate. Typically, less than 40 devices a year are granted pre-market approval. Only companies that are registered with the FDA can submit a 510(k) or pre-market approval application. As a registered company, we obtained the clearance necessary to conduct clinical tests and submit the request for pre-market approval of the BCS 2100 by the FDA.

         For the past five years, we have pursued pre-market approval for our BCS 2100 as an adjunct diagnostic tool to mammography in patients with suspicious breast lesions that include mass being considered for biopsy. We believe pre-market approval is essential because pre-market approval 1) permits us to reference medical efficacy claims in our marketing; 2) leads to improved physician acceptance of our system; and 3) is a key step in the process of obtaining insurance reimbursement codes.

         We submitted our application for pre-market approval in five modules. Module 1 provided:

         o An introduction of the use of infrared imaging, its safety and effectiveness;
         o Summary of indications for use of infrared imaging as an adjunct to mammography and clinical examination in the detection of breast cancer;
         o    Summary of incidence, diagnosis and prognosis of breast cancer;
         o    Description of current modalities for detecting breast cancer;
         o Description of our BCS 2100, including major components and the population for which our device has clinical utility;
         o    Description of our clinical trial and the population of the trial;
              and
         o    Statement of marketing of our device for its intended use.

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

         Module 4 reiterated certain information and provided additional information regarding:

         o The safety of our BCS 2100, including all non-clinical testing of the structural and functional components of our device; and
         o    The safety of materials used in manufacturing our system.

         Finally, Module 5 was an evaluation of our clinical trials, including the accumulation and analysis of all the clinical trials, efficacy data and an update to our indicated use as follows: "The CTI BCS 2100 is a dynamic, computerized infrared-based image acquisition device intended for use as an adjunct to mammography in patients with suspicious breast lesions that include masses being considered for biopsy. The CTI BCS 2100 provides additional information to guide a breast biopsy recommendation."

         On December 10, 2002, the FDA's Radiological Devices Panel, which is composed of independent experts, was convened by the FDA and held a public hearing to evaluate our application in order to make a recommendation to the FDA whether to approve or disapprove the BCS 2100 for its intended uses. The panel, by a vote of 4-3, recommended that the FDA not approve the BCS 2100. On January 23, 2003, the FDA concurred with that recommendation. In a letter dated January 23, 2003, the FDA identified the following reasons for its denial of the application:

         o The proposed indications for use (IFU) were revised (i.e., restricted to women with masses visible on mammography) on the basis of a retrospective analysis of the results of CTI's clinical study in the original approval dated June 15, 2001, which the FDA believed had the effect of limiting further use of the approval result for the purpose of supporting the proposed new IFU.

         o The FDA concluded that the added clinical data from 69 of 275 subjects in the "post-approval" (the "PPMA") results were insufficient by themselves (i.e. too few subjects) to constitute an adequate study. The FDA concluded that combining the PPMA data with the original approval data, employing the Bonferroni correction, would be statistically inappropriate in the absence of multiple formal hypotheses.

         o The FDA determined that the basis for enrollment was not consistent with the final proposed IFU. That is, the FDA believes enrollment was not limited to mammographically visible masses.

         o The FDA concluded that the number of exclusions of enrolled subjects was excessive - over 50%.

         In the same letter, the FDA explained that, in order to place our application for approval in approvable form, we should do the following:

         o Perform a new, focused pre-market clinical study which clearly defines the target population for the device, and strictly adhere to this definition for the enrollment of subjects.

         o Before beginning the new study, revise the IFU (in particular, the target population) based on exhaustive data mining of the approval/PPMA database.

         o Perform a reproducibility study that takes into account the variations that may be encountered in clinical practice. This should include such things as patient positioning, room temperature, different technologists, different radiologists (ROI selection variances), menstrual cycle, etc.

         o Provide a validated quality assurance procedure that the user can perform on a daily basis to ensure that the device is performing properly. Include instructions for corrective action if it is not.

         In light of our shortage of working capital, we do not currently have the resources necessary to conduct the additional clinical study requested by the FDA. We disagree with the FDA's conclusions, including the FDA's interpretation of data forming the basis for such conclusions In an attempt to secure approval without conducting the request clinical study and other tasks, we have corresponded and met face to face with the FDA's ombudsman, Deputy Commissioner, Chief Counsel and other staff on various occasions in an attempt to persuade them that the conclusions of the FDA's Radiological Devices Panel and the decision of the FDA were incorrect. We have also described our situation to government officials outside of the FDA, including the staffs of various congressmen, and asked such persons to encourage the FDA to reconsider its decision.

         On March 19, 2004, we received from the FDA's Center for Devices and Radiological Health a memorandum addressing the potential bases for pre-market approval of the BCS 2100. The FDA's memorandum did not grant us pre-market approval of the BCS 2100; however, it did identify two additional approaches for obtaining pre-market approval, and indicated that, although a new clinical study would be required under either alternative approach, the number of subjects required to complete either study would be considerably less than the number of subjects that would be required to complete our pending studies.

         Our management have reviewed the FDA's March 19, 2004 memorandum in an effort to determine the most efficient path to obtaining pre-market approval of the BCS 2100. We have also reviewed the FDA's alternative approaches to assess the anticipated impact of the two approaches on our ability to develop market and sell the BCS 2100, as well as the use of the BCS 2100 by our customers. We are pursuing the methods we believe to be fiscally responsible given our difficult financial situation to obtain FDA approval. Unless and until we receive approval or conditional approval), we cannot sell, market or distribute the BCS 2100 for commercial use in the United States. The BCS 2100 has been licensed for sale for commercial use in Canada and is in the approval process in China through our contracted affiliate NanDa.

         On June 30, 2004 we filed a "Citizen Petition" with the FDA contending that consideration of our application for pre-market approval was severely and improperly prejudiced because of pervasive bias against CTI by the Food and Drug Administration staff reviewers who improperly undermined the Advisory Panel's review of our application and ultimately caused the FDA to reject that application. We seek internal documents within the FDA to help us understand what prejudiced the FDA staff. The full text of the full Citizen Petition and 23 exhibits thereto are available at http://www.fda.gov/ohrms/dockets/dailys/04/july04/070104/04p-0276-cp00001-toc.htm.

CURRENT EMPLOYEES

         As of September 1, 2004, we had six full-time employees: three general and administrative, one sales and marketing, one research, software and engineering, and one manufacturing and service. Though generally categorized as mentioned, the reduced number of employees requires each employee to "cross task" in each area of operation. Consultants are used in each area then needed. None of our employees are represented by a union and we consider our employee relations to be good.

                                  RISK FACTORS

INVESTMENT IN SHARES OF OUR COMMON STOCK IS SUBJECT TO A NUMBER OF RISK FACTORS THAT, IF REALIZED OR COME TO FRUITION, MAY ADVERSELY AFFECT OUR PROFITABILITY AND THE VALUE OF THESE SHARES WHILE HELD BY OUR SHAREHOLDERS.

OUR AUDITORS HAVE QUESTIONED OUR ABILITY TO CONTINUE OUR OPERATIONS.

         For the years ended June 30, 2004, 2003 and 2002, our auditors issued their audit report with a going concern qualification. This means that, based on our expected cash flow from operations and our existing current assets, our auditors did not believe that we would be able to continue our operations in their current form through the end of our 2005 fiscal year. At present, we are not generating sufficient operating revenues to offset our operating expenses. We have experienced a loss from operations in every fiscal year since our inception. As a result of these losses, we had working capital deficits throughout our 2004 fiscal year. Working capital is a measure of the amount of liquid assets an enterprise has available to build its business. Our working capital deficit is an indication that we currently lack the liquid funds required to operate our business. We can provide no assurance that we will ever generate sufficient revenues to restore our working capital or to continue our operations.

WE DO NOT CURRENTLY HAVE SUFFICIENT CAPITAL TO MEET OUR OBLIGATIONS.

         As of June 30, 2004, we had $169 thousand in cash and a working capital deficit of $1.5 million. Accordingly, we did not have sufficient capital to conduct our operations or pay all of our debts when due. The only way we will be able to continue our business operations will be if we are able to obtain outside financing to fund our business operations and satisfy our liabilities. We hope to use a combination of equity and debt securities and instruments in order to secure additional funding; however, we do not presently have any funding or financing commitments from prospective investors or lenders, and can provide no assurance that we will be able to secure additional funding from any source or, if available, upon acceptable terms and conditions. We have actively sought to obtain funding from external sources and, except for limited circumstances, we have not been successful in obtaining capital necessary to continue operations throughout the next fiscal year. We may not be able to obtain the amount of additional capital we need or may be forced to pay an extremely high price for capital. Factors which may affect the availability and price of capital include the following:

         o Market conditions affecting the availability and cost of capital generally;

         o our financial results, particularly the absence of significant revenue;

         o our success, or lack thereof, in obtaining FDA pre-market approval of BCS 2100;

         o    the amount of our capital needs;

         o    the market's perception of biotechnology stocks;

         o the market's perception of our ability to generate revenues through the sale of our products and services; and

         o    the price, volatility and trading volume of our common stock.

         If our losses continue and we are unable to obtain additional third-party financing or proceeds from the sale of certain of our assets, we will likely be unable to continue our business operations, may be forced to liquidate our assets and may elect to seek protection under federal bankruptcy laws, which could adversely affect us and our shareholders.

OUR FAILURE TO OBTAIN FDA APPROVAL OF OUR BCS 2100 HAS SIGNIFICANTLY LIMITED OUR BUSINESS OPERATIONS AND COULD RESULT IN THE COMPLETE TERMINATION OF OUR OPERATIONS.

         On January 23, 2003, the FDA concurred with the recommendation of its Radiological Devices Advisory Panel to decline approval of our BCS 2100. The FDA's decision, if not modified, precludes us from marketing the BCS 2100 in the United States. Since the FDA's decision, we have advocated a reversal or modification of the decision through multiple channels, but have been unsuccessful in our efforts. We may formally appeal the FDA's non-approval decision; however, an appeal would be expensive and time-consuming, and we do not presently have the financial resources to sustain our operations or pursue an appeal. We do not know whether our negotiations or any appeal we might file will be successful. There is no assurance that we will receive FDA approval. Our efforts to obtain FDA pre-market approval of the BCS 2100 have substantially depleted our financial and other resources, which has led to significant reductions in our operations and threatens our ability to fund our operations. Failure to secure FDA approval would materially reduce or eliminate the market for our BCS 2100 and could result in the complete termination of our operations.

ONGOING INVESTIGATIONS BY THE SEC AND U.S. ATTORNEY ARE CAUSING US TO INCUR SIGNIFICANT LEGAL EXPENSES, WHICH HAVE NEGATIVELY AFFECTED OUR WORKING CAPITAL, OPERATIONS AND BUSINESS PROSPECTS.

         Both the Securities and Exchange Commission (the "SEC") and the U.S. Attorney's Office for the Southern District of New York are conducting investigations involving possible violations of proscriptions on insider trading by our Chairman and Chief Executive Officer. Although we believe CTI is not currently a target of the investigations, we are incurring substantial legal expenses in responding to requests for information and documents from the SEC and the U.S. Attorney, preparing for and attending depositions by our officers, conducting investigations of our own affairs, and advancing legal fees on behalf of officers who are or may be entitled to indemnification in connection with these investigations. As of June 30, 2004, we had incurred expenses of approximately $825 thousand associated with these investigations. The expenses we have incurred to date have substantially and adversely affected our limited working capital and have negatively impacted our operations and limited our efforts to raise badly-needed capital. The investigations (although slowed in fiscal year 2004) are ongoing; and we anticipate that the expenses we will incur in the future will continue to adversely affect our working capital, distract management from day-to-day operations and limit our capital-raising activities, any of which may result in us having to materially reduce or terminate our operations.

WE HAVE LIMITED REVENUES FROM OPERATIONS AND MAY NEVER HAVE SUBSTANTIAL REVENUE FROM OPERATIONS.

         With limited exceptions, our products have not been used in commercial applications and there is no assurance that the market will accept our products in sufficient volume to assure profitability. From inception on June 10, 1987 to June 30, 2004, we recorded $3.8 million in revenue. We have also recorded $96.5 million in operating expenses, resulting in aggregate accumulated operating losses as of June 30, 2004 of $96.7 million. We recorded revenues of approximately $356 thousand and $1.5 million for the fiscal years ended June 30, 2004 and 2003, respectively. We can provide no assurance that we will ever generate sufficient revenues to exceed our operating expenses. If our expenses continue to exceed our revenues, our business will fail.

FAILURE TO OBTAIN INSURANCE REIMBURSEMENT CODES FOR OUR BCS 2100 MAY MAKE THE BCS 2100 UNMARKETABLE, THEREBY ADVERSELY AFFECTING SHAREHOLDER VALUE.

         Most healthcare providers, insurance companies and other third-party payers will not use or pay for the use of a medical device or a procedure unless it is has an accompanying insurance reimbursement code. In December 2001, we applied to the American Medical Association for an Emerging Technology Code, which is the first step in obtaining Medicare, Medicaid and private insurance reimbursement for procedures performed using our BCS 2100. Our application will not be acted upon unless and until we receive FDA approval for the BCS 2100. There can be no assurance that we will receive these codes, that Medicare, Medicaid or private insurers will provide reimbursement under these codes, or that our customers will find the reimbursements sufficient to warrant the use of our BCS 2100. If our customers cannot obtain adequate insurance reimbursement for their services, the market for our BCS 2100 would be reduced and this would have a material adverse effect on us and our shareholders.

WE EXPECT TO CONTINUE TO INCUR LOSSES, DEFICITS, AND DEFICIENCIES IN LIQUIDITY THAT WILL IMPAIR OUR OPERATIONS.

         We must develop clinical applications, obtain regulatory approvals, market our BCS 2100 and develop further applications and markets for our other products in order to become profitable. There is no assurance that we will be able to accomplish these objectives. We have incurred substantial losses in the past and expect to continue to incur losses, deficits and deficiencies in liquidity due to the significant costs associated with the continuing development and commercialization of our products. From June 10, 1987 until June 30, 2004, we incurred accumulated losses of approximately $96.7 million. We recorded accumulated losses of $2.5 million and $11.7 million for the fiscal years ended June 30, 2004 and 2003, respectively. Such losses and deficiencies have had, and will likely continue to have, a material adverse impact on our operations and financial condition. Our losses have limited our operations, including our efforts to obtain critical regulatory approvals, and our product development efforts. If we continue to incur losses, our operations will be impaired and we may be unable to remain in business.

WE HAVE LIMITED MANAGEMENT AND OTHER KEY PERSONNEL, WHICH LIMITS OUR ABILITY TO EFFECTIVELY ADDRESS THE DEMANDS OF OUR BUSINESS.

         During the 2004 fiscal year, our former President, former Controller, as well as other key management personnel resigned. In addition, during 2004 we were forced to reduce our total workforce from 24 full and part-time employees as of June 30, 2003 to 6 full and part-time employees as of June 30, 2004. We have not yet engaged a new President, nor have we replaced many of the other key personnel who resigned or were subject to our reductions in force. As a result of these departures, the demands on our management team and key personnel are extreme; frequently, they lack the time and resources to effectively address the demands of our business. At present we lack the financial resources to expand our management team, and do not anticipate that we will be able to attract or engage additional management or qualified key personnel in the immediate future.

WE MAY SELL ASSETS OR REDUCE ACTIVITIES TO FUND OPERATIONS, WHICH COULD ADVERSELY AFFECT SHAREHOLDER VALUE.

         If we are unable to secure adequate capital through the sales of securities, or as part of a funding arrangement, we may continue to seek raising capital by selling all or part of our intellectual property and know-how, enter into license agreements for all or part of our intellectual property rights (which might include manufacturing licenses) to third parties for certain territories or business segments, terminate operations in any of our business segments to reduce expenditures, or reduce our operations in any or all of our business segments to preserve our business until funding is available. There can be no guarantee that we will be successful in these efforts. If we are not successful, we may have to severely reduce or terminate all or some of our operations, either of which could severely reduce or completely eliminate any shareholder value.

WE HAVE TERMINATED INSURANCES LEAVING THE COMPANY AND COMPANY OFFICERS AND DIRECTORS VULNERABLE.

         Due to our lack of resources, we have terminated many insurance policies including directors and officers insurance, clinical trials insurance, some employee life insurance. We continue to carry minimal general liability, product liability, employee health, workman's compensation and limited employee life insurance. The reduction in insurance policies leaves the Company, as well as our officers and directors vulnerable to clams against CTI and company directors and officers. The lack of directors and officers insurance will limit the company's ability to attract quality executives for future growth unless adequate funds are obtained to re-instate directors and officers insurance.

THE RECENT VOLATILITY IN THE MARKET PRICE OF OUR COMMON STOCK COULD CONTINUE TO ADVERSELY AFFECT SHAREHOLDER VALUE.

         The market price of our common stock may continue to experience wide fluctuations, as it has in the recent past, which could be unrelated to our financial and operating results. Such volatility could result in a material loss in the value of an investment in our shares. Our stock price fluctuated between $4.97 and $1.44 during the year ended June 30, 2001, fluctuated between $4.05 and $.56 during the year ended June 30, 2002, fluctuated between $1.29 and $0.09 during the year ended June 30, 2003 and fluctuated between $.68 and $.06 during the year ended June 30, 2004. The price at which our common stock trades has been and will likely continue to be highly volatile and fluctuate substantially due to factors such as the following:

         o    General market conditions;
         o Changes in or failure to meet investors' expectations; Speculation regarding the likelihood of success, or lack thereof, of our FDA application relating to the BCS 2100;
         o    Concerns related to our solvency, liquidity or cash balances;
         o    Actual or anticipated fluctuations in our operating results;
         o    Ability to meet announced or anticipated profitability goals;
         o    Developments with respect to intellectual property rights; and
         o Announcements of technological innovations or the introduction of new products or services by us or our competitors;

THE LISTING OF OUR COMMON STOCK ON THE AMERICAN STOCK EXCHANGE WAS TERMINATED, WHICH CREATES SUBSTANTIAL UNCERTAINTY ABOUT THE ADEQUACY AND EFFICIENCY OF THE MARKET FOR OUR COMMON STOCK.

         On March 29, 2004, our common stock ceased to be traded on the American Stock Exchange ("AMEX"), due to our failure to comply with the requirements for continued listing on AMEX. Within a few months following the delistment, our common stock became quoted on the Over-the-Counter Bulletin Board Market ("OTCBB"), with the changed symbol of COIB.

         The termination of our AMEX listing has created substantial uncertainty about the adequacy and efficiency of the market for our common stock. An inadequate or inefficient trading market for our common stock will likely compound the market volatility risks described in the preceding paragraphs. However, we are hopeful that our stock's following as well as the increased ease of access to all stock exchanges will assist in the ability of our current shareholder to actively trade CTI shares of stock. We understand that the AMEX is more widely respected and controlled than the OTCBB; however, there are many very strong companies that trade on OTCBB and emerge to a more respected stock exchange. It is our intentions that when (or if) the company can gain sustained profitability then we would seek to be listed on a more reputable stock exchange.

WE COULD ISSUE PREFERRED STOCK AND THIS COULD HARM YOUR INTERESTS.

         We have authorized 3 million shares of preferred stock, par value $5.00 per share, none of which are outstanding. The preferred stock, if issued, could have preferential voting, dividend and liquidation rights which could adversely affect the rights of our shareholders. Our authority to issue preferred stock without shareholder approval could discourage potential takeover attempts and could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making such attempts more difficult and costly. The inability of a third party to enter into such a transaction may reduce the value of our shares. In connection with our efforts to raise capital, we could sell preferred stock to an investor. While we cannot quantify the impact at this time from any such issuance, this stock could offer conversion, dividend or other rights that could significantly dilute current shareholders of our common stock.

WE RELY ON THIRD PARTIES IN THE DEVELOPMENT AND MANUFACTURE OF KEY COMPONENTS FOR OUR PRODUCTS. IF OUR PRODUCTS FAIL TO PERFORM, FDA APPROVALS, PRODUCT DEVELOPMENT, AND/OR PRODUCTION COULD BE SUBSTANTIALLY DELAYED.

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

IF WE ARE UNSUCCESSFUL IN PREVENTING OTHERS FROM USING OUR INTELLECTUAL PROPERTY, WE COULD LOSE A COMPETITIVE ADVANTAGE.

         Our business activities depend, in part, on our ability to use and prevent others from using our patents, trademarks and other intellectual property. We currently hold eight patents and have submitted three patent applications. There can be no assurance that the steps we have taken to protect our property will protect our rights. Defense of our intellectual property rights could be expensive and time-consuming, and parties that misappropriate our intellectual property could have significantly more financial resources than us, making it financially impossible to protect our rights.

ITEM 2.  PROPERTIES

         We lease facilities under various operating leases requiring fixed monthly payments, adjusted periodically over their term as follows:

LAKE OSWEGO, OREGON LEASE AGREEMENT. Until March 1, 2003, we leased approximately 7,388 square feet of executive office space in Lake Owego, Oregon. By its terms, the lease continued through August 14, 2006 with respect to 2,088 square feet and August 15, 2005 with respect to the remaining 5,300 square feet. Pursuant to the lease, monthly lease payments were $15,700, plus operating expenses and property taxes. This space was used as our headquarters and housed our administrative, financial, executive, and marketing employees. On March 1, 2003, as part of our general reduction in our operating expenses, we vacated these premises and moved into approximately 1,800 square feet of executive office space. The lease for that space ran through June 2003 and thereafter continued on a month-to-month basis at $2,100 per month. In June of 2003, we vacated the executive office space and consolidated our operations in the Ogden, Utah facility identified below. The landlord for the space we vacated filed a lawsuit against us for the remaining rent owed under that lease. See Item 3. "Legal Proceedings." The litigation with our former landlord, St. Paul Properties, stems from our decision to consolidate our offices in Ogden, Utah. Our former landlord alleged that we breached our lease obligation and sought damages of approximately $667,000 plus interest and attorneys and other fees. In April 2004, we settled this litigation with our former landlord in Portland. The settlement involved an initial payment of $50,000 with monthly payment of $12,000 for the next five months totaling $110,000. We paid the final payment of $12,000 in August 2004, settling all legal obligations to the Portland landlord.

OGDEN, UTAH LEASE AGREEMENT. We lease approximately 7,660 square feet of manufacturing space in Ogden, Utah, on a month to month basis. Monthly payments under the lease are $5,783. All of our operations are consolidated in the Ogden facility. Although two employees work outside the Ogden office, both conduct business from their personal residence(s) in order to reduce our overhead.

We believe that our existing offices and other physical facilities are adequate for our present needs.

ITEM 3.  LEGAL PROCEEDINGS

SETTLEMENT OF SHAREHOLDER SECURITIES LITIGATION

         In July of 2004, the United States Court of Appeals for the Ninth Circuit has ruled in our favor in the appeal of the United States District Court decision to dismiss the plaintiffs' claims in the proceeding entitled IN RE:
COMPUTERIZED THERMAL IMAGING, INC., SECURITIES LITIGATION. The Ninth Circuit decision upheld the determination of the District Court to dismiss the plaintiff's complaint because it failed to adequately plead a case. The suit, which was consolidated into a single suit during September 2002, alleged in substance that CTI violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and accompanying regulations and relevant case law by misleading shareholders regarding such things as the progress of FDA approval and other matters, which the plaintiffs alleged caused significant damage to the holders of our common stock at the time of these alleged misrepresentations and omissions. The plaintiffs had not specified their damages. On April 17, 2003, the consolidated litigation was dismissed without prejudice by the United States District Court. In a written opinion, the U.S. District Judge concluded that the alleged misstatements were either not material, not misleading, or not plead by plaintiffs with sufficient particularity to constitute a claim. Upon dismissal of their complaint, the plaintiffs did not replead, so the District Judge dismissed the case with prejudice on May 13, 2003.

SETTLEMENT OF SALAH AL-HASAWI ADVISORY SERVICES CLAIM

         On March 29, 2000, Salah Al-Hasawi, a citizen and resident of Kuwait, filed an action in the United States District Court for the Southern District of New York, against us and our former Chief Executive Officer, alleging violations under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, for commissions allegedly due to the plaintiff in connection with the private placement of our securities. Shortly thereafter, the lawsuit was dismissed without prejudice, and on April 12, 2000 the plaintiff filed a similar complaint in the United States District Court for the District of Utah. The plaintiff's complaint sought specified damages of $15.5 million, attorneys' fees and unspecified damages pursuant to five separate causes of action, including breach of contract, fraud and unjust enrichment.

         In December 2003, we reached a settlement with the plaintiff, pursuant to which we agreed to pay the aggregate amount of $100,000 in three installments ($50,000 paid on December 17, 2003, $25,000 paid in January 2004 and $25,000 paid in February 2004), and the plaintiff agreed to dismiss the litigation with prejudice. The settlement is set forth in a Settlement Agreement and Mutual Releases Agreement, which was filed with the Court in February 2004.

SEC AND DEPARTMENT OF JUSTICE INVESTIGATIONS

         Both the Securities and Exchange Commission (the "SEC") and the U.S. Attorney's Office for the Southern District of New York are conducting investigations involving possible violations of proscriptions on insider trading by our Chairman and Chief Executive Officer. Although CTI is not currently a target of the investigations, we are incurring substantial legal expenses in responding to requests for information and documents from the SEC and the U.S. Attorney, preparing for and attending depositions by our officers, conducting investigations of our own affairs, and advancing legal fees on behalf of officers who are or may be entitled to indemnification in connection with these investigations. As of June 30, 2004, we had incurred expenses of approximately $825 thousand associated with these investigations. The expenses we have incurred to date have substantially and adversely affected our limited working capital and have negatively impacted our operations and limited our efforts to raise badly-needed capital. The investigations (although slowed in fiscal year
2004) are ongoing; and we anticipate that the expenses we will incur in the future will continue to adversely affect our working capital, distract management from day-to-day operations and limit our capital-raising activities, any of which may result in us having to materially reduce or terminate our operations.

         In December 2002, we were requested to provide certain documents to the SEC and the U.S. Attorney for the Southern District of New York in connection with their investigation of possible violations by our Chairman of the Board and Chief Executive Officer of the insider trading prohibitions found in the federal securities laws. During the year ended June 30, 2003 we incurred approximately $658 thousand in legal costs in complying with these requests. During the fiscal year ended June 30, 2004, we incurred approximately $168 thousand in additional legal costs associated with these investigations. We also may be required to indemnify our officers and directors for fees incurred for these investigations. For the year ended June 30, 2003, such indemnification obligations totaled approximately $36 thousand, and during the year ended June 30, 2003 we incurred approximately $12 thousand in additional indemnification obligations which are included in the previous figures.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders during the fiscal year ended June 30, 2004.

PART II
-------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         On March 29, 2004, our common stock ceased to be traded on the American Stock Exchange ("AMEX"), due to our failure to comply with the requirements for continued listing on AMEX. Within a few months following the delisting of our common stock on AMEX, the Over-the-Counter Bulletin Board ("OTCBB") began quotation of transactions in our common stock with the changed symbol of COIB.

PRICE RANGE OF OUR COMMON STOCK

The following table summarizes the quarterly low and high bid prices per share for our common stock on AMEX and the OTCBB, as applicable, during the periods indicated. The bid prices reflect inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

Year Ended June 30, 2003                         Low Bid         High Bid
----------------------------------              --------         ---------

First Quarter                                   $   0.54         $  0.95
Second Quarter                                  $   0.18         $  1.29
Third Quarter                                   $   0.09         $  0.21
Fourth Quarter                                  $   0.10         $  0.76

Year Ended June 30, 2004
----------------------------------

First Quarter                                   $   0.35         $  0.68
Second Quarter                                  $   0.21         $  0.38
Third Quarter                                   $   0.17         $  0.52
Fourth Quarter                                  $   0.06         $  0.25

         On June 30, 2004, the closing bid for our common stock as reported on the OTCBB was $0.12 per share. On June 30, 2004, we had approximately 20,000 beneficial shareholders of our common stock and approximately 114 million shares of our common stock outstanding.

         We have not paid dividends with respect to our common stock, and do not presently possess the resources to pay dividends in the future.

RECENT SALES OF UNREGISTERED SECURITIES

         PRIVATE OFFERING - THERFIELD HOLDINGS LTD

On July 10, 2003 we closed a private placement under Regulation S of the Securities Act, as amended, and sold 3,344,482 shares of our common stock to Therfield Holdings LTD ("Therfield"), for $1 million. We entered into negotiations with Therfield in early June 2003 and offered a 15% discount off the then prevailing market price. The transaction process took over 30 days to conclude and involved document exchanges for the Common Stock Purchase and Registration Rights Agreements, including time to coordinate the funds transfer. The Company received the funds from the private placement on July 10, 2003. The securities issued to Therfield Holdings LTD were restricted securities which our management believes were acquired for investment. Certificates for the securities issued bore a restrictive legend and stop-transfer instructions were noted respecting such certificates on our transfer records. Each purchaser of such securities provided to us a purchase agreement containing representations and warranties upon which our management based its belief that an exemption from registration under the Securities Act was available, including representations and warranties that the investor is an "accredited investor," as defined in Rule 501 promulgated under the Securities Act, that the investor was acquiring the securities for investment purposes only, that the investor was the sole party in interest, and that the securities are "restricted," and may not be transferred unless registered or an exemption is available under applicable securities laws. Each of the foregoing transactions was affected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act and Rule 506 of Regulation D adopted thereunder as transactions not involving any public offering.

         PRIVATE OFFERING - CHARLES DAI

         On January 30, 2004 we closed a private placement under Regulation S of the Securities Act, as amended, and sold 1,000,000 shares of our common stock to Charles Dai, for $220 thousand, $.22 per share. We entered into negotiations with Mr. Dai in early December 2003 and offered a 10% discount off the then prevailing market price at that time. Negotiations and the transaction process took over 60 days to conclude and involved document exchanges for the Common Stock Purchase and Registration Rights agreements, including time to coordinate the funds transfer. The Company received the funds from the private placement on February 4, 2003. The securities issued to Chares Dai were restricted securities which our management believes were acquired for investment. Certificates for the securities issued bore a restrictive legend and stop-transfer instructions were noted respecting such certificates on our transfer records. Each purchaser of such securities provided to us a purchase agreement containing representations and warranties upon which our management based its belief that an exemption from registration under the Securities Act was available, including representations and warranties that the investor is an "accredited investor," as defined in Rule 501 promulgated under the Securities Act, that the investor was acquiring the securities for investment purposes only, that the investor was the sole party in interest, and that the securities are "restricted," and may not be transferred unless registered or an exemption is available under applicable securities laws. Each of the foregoing transactions was affected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act and Rule 506 of Regulation D adopted thereunder as transactions not involving any public offering.

         PRIVATE OFFERING - NABEEL AL MULLA

         On May 14, 2004 we closed a private placement under Regulation S of the Securities Act, as amended, and sold 666,667 shares of our common stock to Nabeel Al Mulla, for $100 thousand, $.15 per share. We entered into negotiations with Mr. Al Mulla in early in 2004 and offered a discount off the then prevailing market price, however, at the time of the final agreement the our common stock had been removed from the American Stock Exchange and we were waiting to be listed on the Over-The-Counter Bulletin Board and were trading on "pink sheets" only. The Board of Directors and company management felt in view of the company's situation that $.15 per share would be a reasonable offering. The Company received the funds from the private placement on May 17, 2004. The securities issued to Nabeel Al Mulla were restricted securities which our management believes were acquired for investment. Certificates for the securities issued bore a restrictive legend and stop-transfer instructions were noted respecting such certificates on our transfer records. Each purchaser of such securities provided to us a purchase agreement containing representations and warranties upon which our management based its belief that an exemption from registration under the Securities Act was available, including representations and warranties that the investor is an "accredited investor," as defined in Rule 501 promulgated under the Securities Act, that the investor was acquiring the securities for investment purposes only, that the investor was the sole party in interest, and that the securities are "restricted," and may not be transferred unless registered or an exemption is available under applicable securities laws. Each of the foregoing transactions was affected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act and Rule 506 of Regulation D adopted thereunder as transactions not involving any public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION FORWARD-LOOKING STATEMENTS CONCERNING OUR BUSINESS

         The following discussion should be read in conjunction with the Consolidated Financial Statements, the notes thereto and the other information included in this Report. Certain statements in this "Management's Discussion and Analysis or Plan of Operation" are forward-looking statements. When used in this document, the words "expects," "anticipates," "intends," "plans," "may," "believes," "seeks," "estimates," and similar expressions generally identify forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. For a more detailed discussion of these and other business risks, see "Risk Factors."

         OVERVIEW

         Our mission is to improve the quality of life by raising the performance standards of infrared thermal imaging technology for both the medical device and industrial markets. We design, manufacture and market thermal imaging devices and services used for clinical diagnosis, pain management and industrial non-destructive testing. We provide inspection services and design and build non-destructive test systems for industrial customers.

         Our current products are the BCS 2100, Photonic Stimulator, TIP, and our TBIS. We have historically marketed our products with an internal sales force and through independent distributors. At present, however, due to our troubled financial condition, we are not actively marketing our products. To date, our revenues have been generated principally from the sale of our Photonic Stimulator, TIP, TBIS and services provided in connection with our TBIS.

         Given our inability to market our principal product unless we secure FDA pre-market approval, our need to raise capital to fund our operations, our history of losses ($96 million since inception), and the risk of pending or future litigation, our independent auditor's opinion dated September 24, 2004 contains a "going concern qualification," meaning that our independent auditors have indicated that there is substantial doubt as to our ability to continue as a going concern. Our efforts to raise additional funds to date have been only marginally successful. Since the FDA's rejection of our application for pre-market approval of the BCS 2100 in December 2002, we have raised $500 thousand in advances under an equity line of credit with Beach Boulevard, $1.32 million through a private issuance of restricted stock, $660 thousand from the NanDa License Agreement and $220 thousand from short-term notes. We have pursued additional financing transactions, but, as of the date of this report, we have been unsuccessful in our efforts to raise additional capital. Regardless of the FDA's ultimate decision regarding our application for pre-market approval of the BCS2100, we will require additional capital to execute our operating plan, which may include more clinical trials, research and development, marketing into Canada and marketing and manufacturing expenses.

         CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements requires us to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgment involved and its potential impact on our reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements; critical estimates inherent in these accounting policies are discussed in the following paragraphs. Our management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors.

         REVENUE RECOGNITION--We believe revenue recognition is a significant business process that requires management to make estimates and assumptions. We recognize revenue from product sales after shipment when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations remain, the price or fee is fixed or determinable, and collectibility is probable. If these conditions are not met, revenue is deferred until such obligations and conditions are fulfilled.

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

         INVENTORY VALUATION--We value inventory at lower of cost or market. Inventory values are determined using standard purchase quantities and prices agreed with our vendors. If purchase costs decrease, any difference is recorded to cost of revenues and the carrying value of inventory is reduced. We have not experienced significant material cost increases for any production part.

         INVENTORY RESERVES--We reserve for excess and obsolete inventory by comparing inventory on hand to estimated consumption during the next 12 months. Consumption is estimated by annualizing trailing three or six-month trailing sales volumes, adjusting those volumes for known activities and trends, and comparing forecast consumption to quantity on hand. Any difference between inventory on hand greater and estimated consumption is recorded to cost of revenues and an excess and obsolete reserve which is included as an element of net inventory reported on our balance sheet. Amounts charged into the inventory reserves are not reversed to income until the reserved inventory is sold or otherwise disposed.

         IMPAIRMENT OF LONG-LIVED ASSETS--We follow the provisions of the Financial Accounting Standards Board ("FASB") SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which requires that if the sum of the future undiscounted cash flows expected to result from the assets is less than the carrying value of the assets, then the asset is not recoverable and the company must recognize an impairment. The amount of impairment to be recognized is the excess of the carrying value of the assets over the fair value of those assets and is recorded as a component of impairment loss on our consolidated statement of operations. In estimating impairments, management makes assumptions about future cash flows, the likelihood of those cash flows occurring and fair values of the related assets based on estimates that may differ from actual results.

         STOCK-BASED COMPENSATION--We measure compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION--AN INTERPRETATION OF ACCOUNTING PRINCIPLES BOARD (APB) OPINION NO. 25 ("FIN 44").

         Pursuant to the prescribed guidelines, we have recorded adjustments associated with the exercise price of employee stock options, extension of the exercise period of employee stock options, issuing stock options at a strike price lower than the then prevailing price for our common stock and issuing stock to directors or stock to an employee.

         During 2001, we modified the exercise price of certain stock options granted to certain executives and managers in connection with concluding severance agreements or to align the interests of executives, managers and shareholders. As a result, these options became subject to variable accounting. Variable accounting requires us to adjust compensation expense for the increases or decreases in the intrinsic value of the modified awards in subsequent periods until the award is exercised, is forfeited, or expires unexercised.

         We follow SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, for non-employee stock options and warrants granted. Values have been estimated at the date of grant and beginning of the period respectively, using a Black-Scholes security pricing model. In determining values under the Black-Scholes pricing model, we make estimates and assumptions regarding our volatility, risk-free lending rate and the expected life of the security, which materially impact the security's value.

         Our Board of Directors authorizes all stock option and warrant grants, and approves any changes to option or warrant terms.

RESULTS OF OPERATION

FISCAL YEARS ENDED JUNE 30, 2004 AND 2003

         REVENUES

       Total revenues for the fiscal year ended June 30, 2004 were $357 thousand, compared to $1.539 million for the fiscal year ended June 30, 2003, a decrease of $1.182 million, or 77%. The decrease in revenues for 2004 partly reflected the deferral of $342 thousand in revenues for our NanDa and Pratt & Whitney contracts. The Company recognizes revenue from its product sales to end customers upon shipment of products when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations remain, the fee is fixed or determinable, and collectibility is probable. If these conditions are not met, revenue is deferred until such obligations and conditions are fulfilled. If the Company retains an ongoing obligation under a sales arrangement, revenue is deferred until all of the Company's obligations are fulfilled. During 2003, we reduced the price of our Photonic Stimulators in efforts to reduce inventory, which resulted in increased sales of over $100 thousand for the Photonic Stimulator and we sold TIP cameras and Photonic Stimulators in a separate contract to NanDa for over $500 thousand. We attribute the remainder of the decrease to reductions in sales personnel and other staff, as well as shifting our limited resources to efforts to obtain FDA pre-market approval and open other markets such as Canada.

       Our medical segment revenues were $269 thousand and $1.0 million for the fiscal years ended June 30, 2004 and 2003, respectively. The decrease of $731 thousand, or 73%, resulted primarily from decreased shipments of TIP units and Photonic Stimulators mentioned above.

       The remaining $88 thousand and $539 thousand of revenues reported in 2004 and 2003, respectively, were attributable to our industrial segment. The primary factor in the decrease in industrial segment revenues was the recognition of a TBIS sale to Alstom Power, a major power turbine manufacturer, in 2003. Industrial contracts tend to be large contracts over several months. We did not have a contract to equal the Alstom Power contract in 2004. Our balance sheet dated June 30, 2004 does, however, reflect over $400 thousand in deferred revenue waiting to be recognized for another industrial contract with Pratt & Whitney once final adjustment and certifications are completed. We anticipate that these procedures will be completed during the fiscal year ending June 30, 2005. The $88 thousand in industrial revenue that we recognized during fiscal 2004 was primarily repair work on existing customer's cameras.

       As of June 30, 2004, we did not have a backlog of industrial orders for our TBIS and industrial products, nor did we did we have backlog as of June 30, 2003. We generally have no backlog for pain management products, which are shipped promptly upon receipt of an order. Reported backlog represents the actual value of purchase orders issued to us for delivery of goods in the future. As of June 30, 2004, we had not recognized revenue for the sale of a TBIS to Pratt & Whitney because, even though the TBIS was delivered during the quarter ended March 31, 2003, we have not yet satisfied our post-delivery obligations related to customer acceptance tests, installation and training, and customization of software for the needs of Pratt & Whitney. We have not included the TBIS sold to Pratt & Whitney in backlog because an invoice with respect to such TBIS had been sent and was payable as of June 30, 2003. Revenue will be recognized as a gain on sale of fixed assets when all of our sales commitments and obligations have been fulfilled.

         EXPENSES

         GROSS MARGINS AND COST OF REVENUES. Total gross margins for the fiscal year ended June 30, 2004 were $190 thousand, compared to $215 thousand for the fiscal year ended June 30, 2002, a decrease of approximately 12%. This decrease is principally attributable to the 77% decrease in revenues. However, gross margins increased as a percentage of sales from 14% to 54%. This increase in gross margin as a percentage of revenue was due primarily to the decrease in costs allocated to cost of goods sold, such as salaries of the reduced employee staff. Total cost of goods sold for fiscal 2004 was $166 thousand, compared to $1.324 million in fiscal 2003, a 87% decrease in dollar value. As a percentage of revenue, cost of goods sold dropped from 86% in 2003 to 46% in 2004. The drop in percentage of revenue to cost of goods sold was primarily due to the reduced sales prices used to reduce inventory in 2003.

         We have not tracked segment information beyond certain revenue levels due primarily to the similarity of inventoried products used in each segment. The absence of segmented information as also due to the fact that industrial revenues were principally repair-oriented for the fiscal year 2004.

         Gross margins and cost of revenues as a percentage of sales for the fiscal years ended June 30, 2004 and 2003 were:

                                TOTAL     PERCENTAGE                 PERCENTAGE
                                SALES         OF       TOTAL SALES       OF        INCREASE    PERCENTAGE
                                2004         SALES        2003         SALES      (DECREASE)    CHANGE
                             -----------  -----------  ------------  ----------  ------------  ----------
Revenues                     $  356,710      100%      $ 1,539,476      100%     $ 1,182,766       77%
Cost of revenues               (165,741)      46%       (1,324,267)      86%      (1,158,526)      87%
                             -----------  -----------  ------------  ----------  ------------  ----------
Gross margins                $  190,969       54%      $   215,209       14%     $  (215,209)     (11%)
                             ===========  ===========  ============  ==========  ============  ==========

       OPERATING, GENERAL AND ADMINISTRATIVE. Operating, general and administrative expenses for the year ended June 30, 2004 were $1.235 million, compared to $2.919 million for the year ended June 30, 2003. Operating, general and administrative expenses decreased by $1.684 million, or 58%, from fiscal 2003 to fiscal 2004. If we obtain FDA pre-market approval or funding to facilitate the steps suggested by the FDA, neither of which appears imminent at this point in time, or, if the market in Canada and China begin to purchase our BCS 2100, then our expense level would increase in connection with hiring the people needed to build the administrative infrastructure required to manufacture and market our BCS 2100.

         Operating, general and administrative expenses decreased from fiscal 2003 to fiscal 2004 primarily due to: 1) a $542 thousand decrease in wages and related expenses; 2) a $668 thousand decrease in legal and other professional services expense; 3) a $196 thousand decrease in office expenses; 4) a $122 thousand decrease in shareholder services; 5) a $92 thousand decrease in insurance expense; and 6) a $66 thousand decrease in other expenses including travel, equipment, supplies, bad debt recoveries, and miscellaneous accrued expenses.

         The decrease in wages was due primarily to a material decrease in the number of employees, as well as salary reductions. Legal and other professional services expenses we have incurred, primarily during fiscal 2003, were primarily attributable to a request by the SEC and the U.S. Attorney for the Southern District of New York to provide certain documents in connection with their investigation of possible violations by our Chairman of the Board and Chief Executive Officer of the insider trading prohibitions found in federal securities laws. During the year ended June 30, 2003, we incurred approximately $658 thousand in legal costs, principally in response to the requests submitted to us by the SEC and the U.S. Attorney. Comparatively, for the year ended June 30, 2004 we incurred approximately $168 thousand in additional legal costs for the same investigations. We may also be required to indemnify our officers and directors in connection for fees incurred in connection with these investigations. Also attributing to the decrease was the settlement of the three legal matters, as discussed in Item 3. Legal Proceedings, above.

         Decreases in office expense was attributable to the office consolidation to one location in Utah and to continued efforts to reduce all expenses.

         Operating, general and administrative expenses are allocated to segments using budgeted levels of various activities, e.g., headcount, square feet occupied and fixed assets. Comparative expenses allocated to these segments were affected by the factors discussed above. We have maintained this allocation method throughout the year for consistency; however, we intend to re-evaluate the methodology due to office consolidations and reductions in staff.

         LITIGATION SETTLEMENTS. Litigation settlements were $110 thousand for the year ended June 30, 2004 and $0 for the year ended June 30, 2003 a increase of $110 thousand. Two separate legal issues which were settled in the year ending June 30 2004 were expensed in the same year. 1) Salah Al-Hasawi Advisory Services Claim for $100 thousand (discussed in Item 3, Legal Proceedings, above) and 2) our former landlord, St. Paul Properties, in Portland, Oregon for $10 thousand, $100 thousand was previously expensed in prior years as lease expense.

         RESEARCH AND DEVELOPMENT. Research and development expenses for the year ended June 30, 2004 were $997 thousand compared to $3.765 million for fiscal 2003 a decrease of $2.769 million, or 74%, from fiscal 2003 to fiscal 2004.

         The decrease in research and development expense was primarily a result of: 1) a $1.498 million decrease in wages, temporaries and related employee expenses; 2) a $311 thousand decrease in consulting services associated with the development of our BCS 2100 and FDA approval application; 3) a $177 thousand decrease in regulatory expenses; 4) a $142 thousand decrease in engineering costs associated with product design, development and enhancement; 5) a $141 thousand decrease in insurance expense; 6) a $500 decrease in overhead, primarily rent, travel and general office expense.

         The decrease of research and development expenses overall primarily relates to our efforts to decrease costs and reduce our negative cash flow. We have significantly reduced our medical and industrial research and development personnel and have scaled back capital intensive projects. Our remaining research and development personnel now devote a substantial portion of their time and attention to replying to technical questions from the FDA regarding our application for pre-market approval and refining existing products and to current clients for enhancements in the products they use.

         Research and development spending is highly dependant upon our ability to secure FDA approval, attract investors and generate revenue from sales. The FDA has asked for more clinical trials to be preformed which may require us to increase efforts in research and development. After reviewing the circumstances associated with our application for pre-market approval, we have filed with the FDA a "Citizen's Petition" alleging that our application was severely and improperly prejudiced because of bias against CTI by FDA staff reviewers who improperly undermined the Advisory Panel's review of our application and ultimately caused the FDA to reject that application. Our Citizen's Petition requests that the FDA Commissioner review and reconsider our application for pre-market approval of the BCS 2100.

         If our Citizen's Petition is unsuccessful, we may be required to conduct more clinical trials. We do not presently have the financial resources or personnel on staff to complete additional clinical trials. If additional trials are required, we will need to obtain additional capital in the form of debt or equity. Given our current financial condition, we do not believe we will be able to raise debt capital. We have previously evaluated, and will continue to evaluate, opportunities to raise equity capital through the private offerings of our common stock; however, we can not provide any assurance that we will be able to raise equity capital if necessary to fund additional clinical trials.

         For the fiscal year ended June 30, 2004 and all prior periods, we expensed all costs associated with process and systems development, including software code development, computer hardware and software purchases, and expenses related to the development of our BCS 2100.

         MARKETING. Marketing expenses for the year ended June 30, 2004 were $242 thousand, compared to $1.492 million for the year ended June 30, 2003. Marketing expenses decreased by $1.250 million, or 84%, from fiscal 2003 to fiscal 2004.

         Marketing expense decreases were primarily a result of: 1) a $636 thousand decrease in wages and related expenses resulting from a material reduction in the number of sales and marketing employees; 2) a $174 thousand decrease in marketing and tradeshow expenses, reflecting our reduced marketing efforts; 3) a $120 thousand decrease in travel expenses, and 4) $320 thousand decrease in office expenses including allocated rent, insurance, and office supplies.

         Marketing expenses decreased primarily due to our decision to significantly reduce our marketing activities, including tradeshows and travel expenses, and sales and marketing personnel. Subsequent to June 30, 2003, we consolidated our Portland, Oregon office to our Ogden, Utah facility. As a result of these significant reductions in workforce and curtailed marketing efforts since June 30, 2003 sales have dropped significantly.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the fiscal year ended June 30, 2004 were $142 thousand, compared to $440 thousand for the year ended June 30, 2003 a decrease of $298 thousand, or 73%, This drop was primarily related to goodwill impairments recorded June 30, 2002, and to fixed asset impairments recorded during the year ended June 30, 2003. The year ended June 30, 2004 was the first full fiscal year reflecting the full effect of the impairments. There were no additional impairments for the year ended June 30, 2004

         IMPAIRMENT LOSSES. Impairment losses consisted of asset impairments of approximately $711 thousand for the fiscal year ended June 30, 2003. There was no impairment of assets in fiscal 2004. We evaluate our property, plant and equipment for impairment whenever indicators of impairment exist.

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

         For the year ended June 2003, we reviewed our fixed assets for impairment and recorded adjustments to their estimated fair value primarily because of our limited cash balances, history of sustained losses and the FDA's denial of our application for pre-market approval of the BCS 2100. The primary impairment adjustments recorded on our financial statements consisted of goodwill attributable to our operations formerly conducted in our Bales California facility ($171 thousand), office furniture ($118 thousand), leasehold improvements in our former Oswego, Oregon office ($117 thousand) and software licenses ($89 thousand). The balance of the impairment adjustment ($216 thousand) related to computers, the Bales manufacturing system, office equipment, research and demonstration equipment, web design assets and networking assets.

         OPERATING INCOME/LOSS

         We recorded an operating loss of $2.535 million for the fiscal year ended June 30, 2004, compared to an operating loss of $9.112 million for the fiscal year ended June 30, 2003 an improvement of $6.577 million or 72%.

         Medical and Industrial segment information was not maintained beyond the gross margin level due to the dramatic changes in the scope of our operations. Segment allocations were previously calculated on a budgetary allocation. As we dramatically reduced our expenses during fiscal 2004 and significantly changed the structure of our operations, segment allocations became misleading and therefore, we have abandoned such allocations.

         NET INTEREST INCOME/EXPENSE

         Interest income for the fiscal year ended June 30, 2004 was $5 thousand, compared to $165 thousand for the year ended June 30, 2003. The $160 thousand, or 97%, decrease was primarily a result of decreased investments available for sale and lower interest rates. Interest income will continue to decease as we use investments available for sale to fund operations.

         Interest expense for the fiscal year ended June 30, 2004 was $10 thousand, compared to $2.792 million for the year ended June 30, 2003. Interest expense for fiscal year 2004 was comprised of interest accrued but not paid for three loans 1) $5 thousand attributable to a $100 thousand debt to Thermal Imaging Inc assumed at the time of settlement of the departure of our former president; 2) $526 attributable to a $200 thousand loan received June 14, 2004; and 3) $164 attributable to a $20 thousand loan received May 11, 2004. The remaining interest expense for fiscal 2004 was attributable to finance charges from vendors for late payments. In comparison, interest expense for fiscal 2003 consisted of 1) $1.777 million related to reducing the conversion price of our convertible debenture and attached warrants; 2) $367 thousand related to the amortization of deferred finance costs; 3) $286 thousand related to penalties paid to Beach Boulevard LLC in connection with our convertible debenture financing; 4) $243 thousand related to the amortization of beneficial conversion features associated with our Beach Boulevard financing transaction; and 5) $119 thousand of accrued interest at 7% per annum on our convertible debenture.

         OTHER INCOME/EXPENSE

         Other income/expense for the fiscal year ended June 30, 2004 was $69 thousand, compared to $0 for the year ended June 30, 2003. Other income for the year ended June 30, 2004 consisted primarily of a single stock transaction to satisfy the remaining Beach Boulevard debenture in July of 2003, as discussed below. The outstanding debenture, which was valued at $157 thousand, was fulfilled with 196,451 shares of common stock (approximately $0.80 per share). Our common stock was trading for $0.45 per share at the time of issuance of stock certificates, resulting in the recognition of $0.35 per share or a total recognition of approximately $69 thousand gain on sale of stock to satisfy the outstanding debenture.

         NET LOSS

         We incurred a loss of $2.472 million, or $(.02) per share, for the fiscal year ended June 30, 2004, compared to a loss of $11.752 million, or $(0.10) per share, for the fiscal year ended June 30, 2003.

UNAUDITED QUARTERLY RESULTS OF OPERATIONS
-----------------------------------------

         The following table summarizes our results of operations for each of the four quarters in the fiscal years ended June 30, 2004 and 2003. This information was derived from unaudited interim consolidated financial statements that, in the opinion of our management, have been prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this Report and includes all adjustments necessary for fair statement of such information when read in conjunction with the audited consolidated financial statements and notes thereto.

         Period-to-period comparisons of our historical operating results are not necessarily indicative of future performance.

                                   QUARTER ENDED (UNAUDITED)
                                   (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------
                                   6/30/04 3/30/04  12/31/03  9/30/03   6/30/03  3/31/03  12/31/02  9/30/02
                                   ------- -------- -------- --------- --------- -------- --------- --------
Revenues                             $ 93     $107    $  94     $  63     $ 290    $ 390     $ 595    $ 264

Cost of goods sold                    (90)    (13)      (21)      (42)     (152)    (220)     (748)    (204)
                                   ------- -------- -------- --------- --------- -------- --------- --------
Gross margin
                                        3       94       73        21       138      170     (153)       60
Operating general &
administrative                         58      252      380       545       736      703       646      833

Litigation Settlement                   -       10      100         -         -        -         -        -

Research & development                 69      264      297       367       512      851     1,154    1,248

Marketing                            (54)       45       97       154       190      307       387      609

Depreciation & amortization            10       36       41        55        52       48       176      164

Impairment Loss                                                               -        -       711        -
                                   ------- -------- -------- --------- --------- -------- --------- --------
Total costs and expenses
                                       83      607      915     1,121     1,490    1,909     3,074    2,854

Interest income/(expense)              (5)       1        2        (4)      (10)  (1,830)     (159)    (628)

Misc. Income                           69        -                            -        -         -        -
                                   ------- -------- -------- --------- --------- -------- --------- --------
Total other income                     64        1        2        (4)      (10)  (1,830)     (159)    (628)
                                   ------- -------- -------- --------- --------- -------- --------- --------
Net loss                            $(16)   $(512)   $(840)   $(1,104)  $(1,362) $(3,569)  $(3,386) $(3,422)
                                   ------- -------- -------- --------- --------- -------- --------- --------

         Revenue fluctuates quarter to quarter primarily due to large industrial sales and contracts.

         In the quarter ended December 31, 2002 cost of goods sold increase due to inventory adjustments related to impairment evaluations.

          Operating expenses steadily declined as we attempt to conserve cash. In the quarter ended December 31, 2002 expenses increased due to impairment losses.

         Interest expense increased in the quarter ended March 31, 2003 due to the retirement and conversion of the Beach Boulevard coverable debenture.

SOURCES OF LIQUIDITY

         Given our inability to market our principal product unless we secure FDA pre-market approval, our need to raise capital to fund our operations, our history of losses ($96 million since inception), and the risk of pending or future litigation, our independent auditor's opinion dated September 24, 2004 contains a "going concern qualification," meaning that our independent auditors have indicated that there is substantial doubt as to our ability to continue as a going concern. Our efforts to raise additional funds to date have been only marginally successful. Since the FDA's rejection of our application for pre-market approval of the BCS 2100 in December 2002, we have raised $500 thousand in advances under an equity line of credit with Beach Boulevard, $1.32 million through a private issuance of restricted stock, $660 thousand from the NanDa License Agreement and $220 thousand from short-term notes. We have pursued additional financing transactions, but, as of the date of this Report, we have been unsuccessful in our efforts to raise additional capital. Regardless of the FDA's ultimate decision regarding our application for pre-market approval of the BCS2100, we will require additional capital to execute our operating plan, which may include more clinical trials, research and development, marketing into Canada and marketing and manufacturing expenses.

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

         Our operations used $1.8 million of cash during the fiscal year ended June 30, 2004, compared to $9.2 million in the fiscal year ended June 30, 2003. The reduction of cash usage was due primarily to a significant decrease in our operating costs.

         Investing activities provided no cash in fiscal year 2004. Equity activities provided $1.3 million in cash from three private placements of our common stock. On July 10, 2003, we closed a private placement under Regulation S of the Securities Act, as amended, and sold 3,344,482 shares of our common stock to Therfield Holdings LTD ("Therfield"), for $1 million. We entered into negotiations with Therfield in early June 2003 and offered a 15% discount off the then prevailing market price. The transaction process took over 30 days to conclude and involved document exchanges for the Common Stock Purchase and Registration Rights Agreements, including time to coordinate the funds transfer. The Company received the funds from the private placement on July 10, 2003. On February 4, 2004, we received a payment of $220,000, representing the initial payment from Charles Dai pursuant to a Stock Purchase Agreement we executed in February 2004. In exchange for the amounts paid we issued 1,000,000 shares of common stock. On May 14, 2004, we received $100,000 in exchange for our sale of 666,667 shares of common stock pursuant to a Stock Purchase Agreement we entered into with Nabeel Amulla on May 14, 2004.

         During the fiscal year ended June 30, 2004 we also received funds from two separate individuals in the form of short-term loans, subject to future determination by the lenders. We received $220 thousand in the form of a short-term note to assist in continuing operations: $20 thousand in loan proceeds we received from General Harry Aderholt, one of our directors, and $200 thousand in loan proceeds from a large investor, Mr. Nabeel Al Mulla on June 14, 2004. The details of the notes are yet to be determined. We are, however, accruing on our financial statements the obligation to repay the loans, together with interest at an imputed interest rate for accounting purposes.

         As of June 30, 2004, we believed that we had sufficient liquidity to sustain current operations for three to four months. No significant cash has been received since June 30, 2004 although we continue to engage in discussions with prospective sources of equity capital. To restore operations to former levels, we must secure additional funding. As of June 30, 2004, our current monthly cash outlay rate was approximately $60 thousand; our cash monthly outlay at our former full operation rate was approximately $1.1 million. We cannot continue to reduce our monthly cash outlay and be able to service our current customers. As of June 30, 2004, we hold three notes totaling $320 thousand. No payment schedule has been determined for repayment.

         As of June 30, 2004 we had no contractual obligations, other than payment plans for existing vendors whose invoices are reflected on our balance sheet as accounts payable.

AGREEMENT WITH BEACH BOULEVARD, LLC.

         On December 31, 2001, we reached a financing agreement (the "Agreement") with Beach Boulevard, LLC (the "Investor"), pursuant to which the we issued a 7% convertible debenture (the "Convertible Debenture") in the amount of $2.5 million (the "Debenture Offering") and secured an equity line of credit (the "Equity Line") for $20 million that allowed us to sell up to $20 million of our common stock to the Investor at 94% of the market price, as defined by the Agreement. The Convertible Debenture was originally due on December 31, 2004. The terms of the Agreement permitted the Investor to convert the Convertible Debenture into 2,100,694 shares of our common stock at a conversion price of $1.44 per share at any time during the term of the Agreement. Interest on the Convertible Debenture was due on the conversion date and was payable, at our option, in cash or common stock.

         In connection with the Debenture Offering, we entered into a registration rights agreement and subsequently filed a registration statement with the SEC, which was declared effective on March 18, 2002 (Registration No. 333-82016). Prior to completing this financing agreement, we terminated our 1999 agreement with Beach Boulevard to purchase up to $7 million of our common stock. The Investor possessed the right to require us to redeem all or a portion of the Convertible Debenture if the average closing bid price of the our common stock for the 90 consecutive trading days after the effective date of the registration statement was less than $1.44 (a "Trigger Event"). The amount redeemable was equal to 111% of the principal balance of the Convertible Debenture and accrued interest (the "Redeemable Balance"). Upon the occurrence of a Trigger Event, the Investor is required to provide notice to us of its election to force redemption and to specify the date (the "Redemption Due Date") on which the Redeemable Balance is to be paid. If we do not pay the Redeemable Balance in full by the Redemption Due Date, we are required to issue registered unrestricted shares of common stock pursuant to a series of put notices consistent with the terms of the Equity Line. If the registration statement is not currently effective, the conversion price of 94% would be reduced to 75% of the three lowest bid prices from the 10 trading days after a put is issued. The maximum put we can issue is equal to the lesser of $500 thousand or 125% percent of the weighted average volume of our common stock for the 20 trading days immediately preceding the put date. Because of this volume restriction, we cannot redeem the entire Convertible Debenture at one time, but have to redeem the Convertible Debenture in numerous puts. If the Redeemable Balance is not satisfied through the mandatory puts within six months of the Investor's notice to force redemption, the unpaid portion of the Redeemable Balance is required to be paid immediately in cash. If we do not comply with the cash payment, the Company will be in default of its Convertible Debenture obligation.

         In connection with the Agreement, we issued to the Investor warrants for the purchase of 260,417 shares of our common stock at $2.03 a share and 641,026 shares of common stock at $1.95 a share. The proceeds from the Debenture Offering were allocated between the Convertible Debenture, the beneficial conversion feature and the warrants issued to the Investor. We also issued separate warrants to an investment banking firm for the purchase of 100,000 shares of common stock at $1.87 per share. The fair market value of these warrants and other related financing costs were recorded as deferred financing costs and were originally being amortized over the three-year term of the Agreement. However, because of the occurrence of the Trigger Event discussed below, the deferred financing costs and beneficial conversion feature were amortized over the six-month period ending January 25, 2003.

         On July 25, 2002, the Investor notified us that a Trigger Event had occurred. On the date of the Trigger Event, the Redeemable Balance was approximately $2.9 million, which included principal of $2.5 million, $111 thousand of accrued interest and $287 thousand of penalty. We elected to satisfy the Redeemable Balance through a series of put notices based on the terms of the Equity Line. The terms of the Equity Line provided for one mandatory put per month and a maximum put amount equal to the lesser of $500 thousand or 125% of the weighted average volume for the 20 days immediately preceding the date of the put notice. During the period from July 1, 2002 through January 29, 2003, we issued 5,009,083 shares of common stock pursuant to a series of mandatory put notices. The proceeds were applied to redeem approximately $685,000 of the Convertible Debenture and to pay accrued interest and penalties totaling $176,000 and $95,000, respectively.

         On January 29, 2003, we received a Holder Redemption Notice (the "Notice") from the Investor. The Notice, referencing the Agreement, stated that the Investor demanded payment of the Redeemable Balance. Pursuant to the Agreement, we had five days to pay the balance in cash. Because we did not pay the Redeemable Balance as requested by the Investor, we were considered to be in default based on the terms of the Agreement.

         On February 5, 2003, we received approximately $210,000 from the issuance of 2,234,043 shares of common stock pursuant to the terms of the Equity Line. The proceeds were used to redeem approximately $183,000 of the Convertible Debenture and to pay accrued interest and penalties totaling $6,000 and $21,000, respectively.

         On or about February 21, 2003, we entered into an agreement with the Investor which was formalized on March 19, 2003, (the "Amendment") whereby we agreed to reduce the conversion price in the Convertible Debenture from $1.44 per share to an amount equal to the lower of (a) $1.44 (the "Fixed Conversion Price") or (b) ninety-four percent (94%) of the average of the lowest closing bid prices (not necessarily consecutive) for any three trading days during the ten trading days period immediately preceding the conversion date. We also agreed to reduce the exercise price of the warrants that were issued to the Investor in connection with the Agreement to $0.087733 per share, which was the average of the lowest closing bid prices for any of the three trading days during the ten trading days period immediately preceding the Amendment. Pursuant to the Amendment, the Investor exercised warrants to purchase 260,417 shares of common stock at an agreed-upon exercise price of $0.087733 per share and (2) converted approximately $86,000 in principal of the Convertible Debenture into 977,244 shares common stock at the agreed-upon conversion price of $0.087733 per share. The proceeds from the exercise of the warrants totaling approximately $23,000 were applied to redeem approximately $20,000 of the Convertible Debenture and to pay accrued interest of approximately $2,000. In connection with the modification of the conversion terms of the Convertible Debenture, which was considered to be an inducement to convert the Convertible Debenture, and the reduction of the exercise price of the Investor's warrants, we recorded an interest expense totaling approximately $1,770,000 during the quarter ended March 31, 2003.

         We issued 1,212,956 shares of common stock to the Investor pursuant to a mandatory put notice on February 21, 2003. The proceeds were applied to redeem approximately $91,000 of the Convertible Debenture and to pay accrued interest and penalties totaling $5,000 and $11,000, respectively. On March 19, 2003, we entered into an agreement with the Investor (the "Amendment Agreement") that formalized the terms reached in the February 21, 2003 Amendment. In connection with the Amendment Agreement, the Investor also agreed to defer its demand for immediate payment of the full amount due under the Notice for at least 90 days and agreed to not file suit against CTI, its officers, employees, partners or agents for a period of 90 days. Upon execution of the Amendment Agreement, the Investor converted $272,000 in principal of the Convertible Debenture, including $7,000 of interest, into 3,224,146 shares of common stock.

         During the period March 20, 2003 through May 19, 2003, the Investor converted approximately $1,181,000 of the remaining Redeemable Balance, including interest of $11,000, into 9,805,161 shares of common stock. As of June 30, 2003, the Company owed the Investor approximately $157,000 of the Redeemable Balance, which consisted of the unpaid portion of the penalty. In July 2003, we issued 196,451 shares of common stock to redeem the remaining Redeemable Balance. The July 2003 transaction represented the final issuance of shares of common stock under the Equity Line, and we do not anticipate issuing additional shares of common stock thereunder.

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

         As of June 30, 2004, we estimate that we will require approximately $3 million in net cash to meet our financial obligations based on our projected operating level for the year ending June 30, 2005. Our current operating level consists of significantly reduced staffing, minimal services, halted production and consolidated facilities. Since December 2002, we have significantly cut back on our expenses to maintain solvency and continue efforts to obtain FDA pre-market approval of the BCS 2100. Since June 30, 2002, we have reduced our monthly cash outlays from $1.1 million to approximately $60 thousand by: a) reducing staff from 72 to 6 and eliminating certain benefit programs; b) eliminating regional trade shows and related marketing expenses; c) consolidating our Bales Scientific facility into our Ogden, Utah facility; d) decreasing research and development activities; and e) decreasing manufacturing and production expenditures.

         Under our bylaws and contractual agreements, we are required to indemnify our current and former officers and directors who are a party to certain litigation proceedings by providing legal defense through our attorneys (or reimbursing them for their own attorneys) and covering all damages they may suffer if the plaintiffs are successful. For the year ended June 30, 2004, such indemnification obligations totaled approximately $46 thousand.

         Given our inability to market our principal product unless we secure FDA pre-market approval, our need to raise capital to fund our operations, our history of losses ($96 million since inception), and the risk of pending or future litigation, our independent auditor's opinion dated September 24, 2004 contains a "going concern qualification," meaning that our independent auditors have indicated that there is substantial doubt as to our ability to continue as a going concern. Our efforts to raise additional funds to date have been only marginally successful. Since the FDA's rejection of our application for pre-market approval of the BCS 2100 in December 2002, we have raised $500 thousand in advances under an equity line of credit with Beach Boulevard, $1,320 million through a private issuance of restricted stock, $660 thousand from the NanDa License Agreement and $220 thousand from short-term notes. We have pursued additional financing transactions, but, as of the date of this Report, we have been unsuccessful in our efforts to raise additional capital. Regardless of the FDA's ultimate decision regarding our application for pre-market approval of the BCS2100, we will require additional capital to execute our operating plan, which may include more clinical trials, research and development, marketing into Canada and marketing and manufacturing expenses.

         There can be no guarantee that will be successful in obtaining FDA pre-marketing approval or that we will be able to raise additional capital required to continue our operations. We are pursing opportunities internationally including Canada where we have placed a BCS 2100 for evaluation in Montreal at Ville Marie Women's Health Center. Our discussions with potential investors are in an early stage and we cannot guarantee that we will be able to successfully conclude any transaction.

RECENT ACCOUNTING PRONOUNCEMENTS

         During the year ended December 31, 2003, the Company adopted the following accounting pronouncements:

         SFAS NO. 143 -- In August 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the financial statements of the Company.

         SFAS NO. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS
64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the financial statements of the Company.

         SFAS NO. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of SFAS 146 did not have a material effect on the financial statements of the Company.

         SFAS NO. 147 -- In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions" which is effective for acquisitions on or after October 1, 2002. This statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The adoption of SFAS No. 147 did not have a material effect on the financial statements of the Company.

         SFAS NO. 148 -- In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material effect on the financial statements of the Company.

         SFAS NO. 149 -- In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the financial statements of the Company.

         SFAS NO. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

         FASB INTERPRETATION NO. 45 -- "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107". The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on the financial statements of the Company.

         FASB INTERPRETATION NO. 46 -- In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

         During the year ended December 31, 2003, the Company adopted the following Emerging Issues Task Force Consensuses: EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables", EITF Issue No. 01 -8 " Determining Whether an Arrangement Contains a Lease", EITF Issue No. 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF Issue No. 02-9 "Accounting by a Reseller for Certain Consideration Received from a Vendor", EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", EITF Issue No. 02-18 "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition", EITF Issue No. 03-1, "The Meaning of Other Than Temporary and its Application to Certain Instruments", EITF Issue No. 03-5, "Applicability of AICPA Statement of Position 9702, `Software Revenue Recognition' to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software", EITF Issue No. 03-7, "Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock", EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Registered Accounting Firm                             F-2

Consolidated Balance Sheets as of June 30, 2004 and 2003                     F-3

Consolidated Statements of Operations for the years ended
  June 30, 2004 and 2003.                                                    F-4

Consolidated Statements of Stockholders' Equity for the years
  ended June 30, 2004 and 2003                                               F-5

Consolidated Statements of Cash Flows for the years ended
  June 30, 2004 and 2003                                                     F-6

Notes to Consolidated Financial Statements                                  F-14

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors and Shareholders of
Computerized Thermal Imaging, Inc. and Subsidiaries
Ogden, Utah

We have audited the accompanying consolidated balance sheet of Computerized Thermal Imaging, Inc. and subsidiaries as of June 30, 2004, and the related consolidated statements of operations and other comprehensive income (loss), stockholders' equity (deficit) and cash flows for the years ended June 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computerized Thermal Imaging, Inc. and Subsidiaries as of June 30, 2004, and the consolidated results of their operations and their cash flows for the years ended June 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and has a working capital deficit at June 30, 2003 of $1.522 million. Together these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
September 24, 2004


                               COMPUTERIZED THERMAL IMAGING, INC.
                                  CONSOLIDATED BALANCE SHEETS

                                                                    June 30,         June 30,
ASSETS                                                                2004            2003
                                                                  -------------   -------------
CURRENT ASSETS:
  Cash and cash equivalents                                       $    168,955    $    454,387
  Accounts receivable-trade, less allowance for doubtful
     accounts of $3,199 for June 2004 and 2003                          53,328         420,395
  Accounts receivable-other, net                                         1,391              --
  Inventories                                                          260,331         305,864
  Prepaid expenses                                                      91,474         310,248
                                                                  -------------   -------------
        Total current assets                                           575,479       1,490,894
                                                                  -------------   -------------

PROPERTY AND EQUIPMENT, Net                                            169,358         312,719
                                                                  -------------   -------------

INTANGIBLE ASSETS:
  Intellectual property rights, less accumulated amortization
of $17,437 and $14,782 respectively                                     15,410          18,065
                                                                  -------------   -------------

TOTAL ASSETS                                                      $    760,247    $  1,821,678
                                                                  =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                $    512,542    $    655,075
  Accrued liabilities                                                  172,036         306,032
  Short-term Note Payable                                              220,690              --
  Accrued settlement reserve                                                --         100,000
  Convertible Debenture                                                     --         157,276
  Deferred revenues                                                  1,083,100         786,650
                                                                  -------------   -------------
        Total current liabilities                                    1,988,368       2,005,033
                                                                  -------------   -------------

LONG-TERM NOTE PAYABLE                                                 109,178         100,000
                                                                  -------------   -------------
TOTAL LIABILITIES                                                    2,097,546       2,105,033
                                                                  -------------   -------------

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $5.00 par value, 3,000,000
    shares authorized ; issued-none                                         --              --
  Common stock, $.001 par value, 200,000,000 shares authorized,
    114,561,698 and 109,329,098 issued and outstanding on
   June 30, 2004 and June 30, 2003, respectively                       114,562         109,329
  Additional paid-in capital                                        95,454,274      94,041,104
  Deficit accumulated                                              (96,906,135)    (94,433,788)
                                                                  -------------   -------------
        Total stockholders' equity (deficit)                        (1,337,299)       (283,355)
                                                                  -------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $    760,247    $  1,821,678
                                                                  =============   =============

The accompanying condensed notes are an integral part of these consolidated financial statements.

                                               F-3


                             COMPUTERIZED THERMAL IMAGING, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

                                                                  YEARS ENDED JUNE 30,
                                                                  2004             2003
                                                             --------------   --------------
INCOME:
   Product revenues                                          $     239,210    $   1,442,976
   Service revenues                                                117,500           96,500
                                                             --------------   --------------
Total revenues                                                     356,710        1,539,476
                                                             --------------   --------------

   Cost of product revenues                                       (111,146)      (1,314,313)
   Cost of service revenues                                        (54,595)          (9,954)
                                                             --------------   --------------
Total cost of revenues                                            (165,741)      (1,324,267)
                                                             --------------   --------------

GROSS MARGIN                                                       190,969          215,209
                                                             --------------   --------------

OPERATING EXPENSES:
  Operating, general and administrative                          1,235,482        2,918,949
  Litigation Settlements                                           110,000               --
  Research and development                                         996,567        3,765,279
  Marketing                                                        242,373        1,491,796
  Depreciation and amortization                                    142,002          439,780
  Impairment loss                                                       --          711,194
                                                             --------------   --------------

Total operating expenses                                         2,726,424        9,326,998
                                                             --------------   --------------

OPERATING LOSS                                                  (2,535,455)      (9,111,789)
                                                             --------------   --------------

OTHER INCOME (EXPENSE):
  Interest income                                                    4,512          165,066
  Interest expense                                                 (10,478)      (2,791,505)
  Other                                                             69,074               --
                                                             --------------   --------------

Total other income (expense)                                        63,108       (2,626,439)
                                                             --------------   --------------

LOSS BEFORE EXTRAORDINARY ITEM                                  (2,472,347)     (11,738,228)

EXTRAORDINARY GAIN ON
  EXTINGUISHMENT OF DEBT                                                --               --
                                                             --------------   --------------

NET LOSS                                                        (2,472,347)     (11,738,228)

OTHER COMPREHENSIVE INCOME (LOSS)
  Unrealized gain (loss) on investments available for sale                          (14,178)

TOTAL COMPREHENSIVE  (LOSS)                                  ($  2,472,347)   ($ 11,752,406)
                                                             ==============   ==============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                                  113,259,221       91,669,483
                                                             ==============   ==============

BASIC AND DILUTED LOSS PER COMMON SHARE                      $       (0.02)   $       (0.13)
                                                             ==============   ==============

The accompanying condensed notes are an integral part of these consolidated financial statements.

                                           F-4

COMPUTERIZED THERMAL IMAGING, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                                                                             LOSSES
                                                                                           ACCUMULATED
                                      COMMON STOCK          ADDITIONAL      ACCUMULATED    DURING THE
                              ---------------------------     PAID-IN      COMPREHENSIVE   DEVELOPMENT
                                 SHARES         AMOUNT        CAPITAL         INCOME         STAGE           TOTAL
                              ------------   ------------   ------------   -------------  -------------   -------------
Balance at June 30, 2002      $ 83,004,313   $     83,004   $ 88,644,442   $     14,178   $(82,695,560)   $  6,046,064

Stock Issued for Cash
   $0.63 per share ......          143,609            144         81,926                                        82,070
   $0.64 per share ......          119,241            119         68,997                                        69,116
   $0.54 per share ......          199,122            199         98,791                                        98,990
   $0.48 per share ......          147,140            147         64,063                                        64,210
   $0.17 per share ......        2,955,083          2,955        464,515                                       467,470
Stock Issued to Redeem Debenture
   $0.58 per share ......          199,039            199        115,800                                       115,999
   $0.61 per share ......          142,494            142         86,922                                        87,064
   $0.57 per share ......          141,060            141         79,859                                        80,000
   $0.51 per share ......          225,739            226        115,774                                       116,000
   $0.27 per share ......          209,098            209         56,791                                        57,000
   $0.12 per share ......        4,091,653          4,092        495,908                                       500,000
   $0.09 per share ......        2,234,043          2,234        207,766                                       210,000
   $0.09 per share ......        2,450,617          2,450        212,550                                       215,000
   $0.09 per share ......        3,224,146          3,224        269,539                                       272,763
   $0.09 per share ......          936,867            937         87,129                                        88,066
   $0.09 per share ......        1,188,910          1,189         99,393                                       100,582
   $0.09 per share ......        2,979,584          2,980        379,797                                       382,777
   $0.09 per share ......        2,768,530          2,769        352,895                                       355,664
   $0.09 per share ......        1,931,720          1,932        252,282                                       254,214
Price modification of
  convertible debenture .                                      1,769,883                                     1,769,883
Price modification of warrants
  attached to the
  convertible debenture .                                          6,956                                         6,956
Stock issued to 401(k)
  retirement account ....           37,090             37         21,846                                        21,883
Compensation marked to
  market ................                                          7,280                                         7,280
Other comprehensive loss                                                        (14,178)                       (14,178)
Net loss                                                                                   (11,738,228)    (11,738,228)
                              ------------   ------------   ------------   -------------  -------------   -------------
Balance at June 30, 2003      $109,329,098   $    109,329   $ 94,041,104   $          0   $(94,433,788)   $   (283,355)
                              ============   ============   ============   =============  =============   =============

Conversion of remaining
  premium pntly 7.7.0 ...          196,451            196         88,206                                        88,403
Kuwait Restricted Stock
  Sale 7.10.04                   3,344,482          3,344        996,656                                     1,000,000
Garvey Schubert Issue
  for debt 1.22.04                  25,000             25          9,975                                        10,000
Xue Zheng Charlie DAI
  (CMS) 1.30.04                  1,000,000          1,000        219,000                                       220,000
Net loss                                                                                    (2,472,347)     (2,472,347)
                              ------------   ------------   ------------   -------------  -------------   -------------
Balance at June 30, 2004      $114,561,698   $    114,562   $ 95,454,274   $          0   $(96,906,135)   $ (1,337,299)
                              ============   ============   ============   =============  =============   =============

           The accompanying condensed notes are an integral part of these consolidated financial statements.

                                                         F-5


                                     COMPUTERIZED THERMAL IMAGING, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED
                                                                             30-JUN-04
                                                                       2004                2003
                                                                   -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         ($ 2,472,347)     ($11,752,406)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
  Depreciation and amortization                                         142,002           439,780
  Impairment loss and loss on disposition of assets                       4,013           685,798
  Bond Amortization                                                          --            69,107
  Amortization Bonds and deferred finance costs and discounts
    on notes payable                                                         --           609,760
  Conversion expense of convertible debenture                         1,776,839
  Stock-based compensation on options marked to market                       --             7,280
  Common stock issued to pay Debenture                                  (68,873)               --
  Common stock issued to 401(k) plan                                         --            21,883
  Bad debt expense                                                        1,061           (91,502)
  Interest expense on convertible debenture                                               404,906
  Changes in operating assets and liabilities:
    Accounts receivable - trade                                         366,006          (281,748)
    Accounts receivable - other                                          (1,392)          116,617
    Inventories                                                          45,533           772,573
    Prepaid expenses                                                    218,774           204,196
    Accounts payable                                                   (122,533)         (336,931)
    Accrued liabilities                                                (224,129)         (932,540)
    Accrued litigation settlement                                            --        (1,300,000)
    Deferred revenues                                                   296,450           366,744
                                                                   -------------     -------------
           Net cash used in operating activities                     (1,815,435)       (9,219,644)
                                                                   -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of assets                                               --           127,006
  Capital expenditures                                                       --          (105,489)
  Proceeds from redemption of investments available for sale                 --         7,919,684
                                                                   -------------     -------------
           Net cash provided by (used in) investing activities               --         7,941,201
                                                                   -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock and warrants,
    net of offering costs                                          $  1,310,003       $    781,855
  Proceeds from related party borrowing                                 220,000                 --
                                                                   -------------     -------------
           Net cash provided by financing activities                  1,530,003            781,855
                                                                   -------------     -------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                 (285,433)          (482,409)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                                     454,387            936,796
                                                                   -------------     -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                           $    168,955      $    454,387
                                                                   =============     =============

SUPPLEMENTAL CASH FLOW INFORMATION
  CASH PAID FOR:
     Interest                                                      $        899      $          0
                                                                   -------------     -------------

SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING AND INVESTING ACTIVITIES
  Common stock issued to reduce debenture,
   interest and penalty                                            $    157,277      $  2,835,212

     The accompanying condensed notes are an integral part of these consolidated financial statements.

                                                 F-6

                       COMPUTERIZED THERMAL IMAGING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2004 AND 2003
--------------------------------------------------------------------------------

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

Since inception, the Company has devoted substantially all of its efforts to: 1) the development and improvement of systems for commercial application of thermal imaging technology in the medical industry; 2) the development of markets for its technology; and 3) the search for sources of capital to fund its efforts. On April 18, 2000, the Company acquired 100% of the outstanding common stock of Bales Scientific, Inc. ("Bales"), a company that designs, manufactures, and sells high-resolution, dynamic, digital infrared-imaging workstations and related products for both medical and industrial applications.

BASIS OF PRESENTATION--The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has been primarily involved in research and development activities. This has resulted in significant operating losses and an accumulated deficit at June 30, 2004, of $96,906,135. As explained in the paragraphs below, the Company has numerous conditions which may adversely affect its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

The following conditions may adversely affect the Company's ability to continue as a going concern:

The Company has not received regulatory approval for the BCS 2100. On December 10, 2002, the Radiological Devices Advisory Panel (the "Panel") of the U.S. Food and Drug Administration (the "FDA") voted four to three against recommending the BCS 2100 for FDA pre-marketing approval. On January 24, 2003, the FDA advised the Company that it concurred with the Panel's recommendation to not approve the Company's pre-market approval application. Regulatory approval is contingent upon, among other things, successful negotiation with the FDA to reverse its decision or conduct additional data analysis, clinical trials and other steps followed by an FDA audit of the Company's manufacturing and clinical trial practices. The Company has filed a "Citizen's Petition" with the FDA to request internal FDA documents help the Company to understand why FDA procedures were not followed and the panel rejected the Company's request. There is no assurance that the Company will receive the documents from the FDA or receive pre-marketing approval for the BCS 2100.

If the BCS 2100 receives FDA pre-marketing approval, the Company's cash flow and profitability will be dependant upon, among other things, successful marketing and acceptance of the system by the medical community, obtaining reimbursements from private and public insurance providers for procedures performed with the BCS 2100, and that customers will find these reimbursements sufficient to warrant its use. There is no assurance that the Company will be able to successfully market the system or secure reimbursements, nor can the Company assure that customers will believe reimbursements offered are sufficient.

The Company's current operating plan for fiscal 2005 assumes the expenditure of approximately $4 million for general and administrative costs, research and development, marketing, and continuing efforts to secure FDA pre-marketing approval of the BCS 2100. The operating plan does not encompass: 1) additional costs required to bring the BCS 2100 to market if FDA approval is obtained; or
2) start new clinical trials as described the FDA non-approval letter, which describes additional steps the Company can take to obtain approval including more clinical trials and further research. In order to fund operations, the Company will be required to raise additional capital through debt or equity financing. Uncertainties regarding FDA approval for the BCS 2100 and shareholder litigation may make fundraising more difficult, if not impossible.

Management of the Company has taken certain actions in response to these risk factors. Management believes that regulatory approval is contingent upon, among other things, successful negotiations and resolution to FDA concerns and a device panel review and an audit of the Company's manufacturing and clinical trial practices. The Company cannot guarantee whether or when the FDA will approve the BCS 2100, and has retained consultants to assist with preparation for the Radiological Devices Panel meeting, manufacturing practices and clinical trial audits. The FDA could affirm its prior decision, approve the Company's application or approve the Company's application with conditions. Unless and until the Company receives approval or conditional approval, which could include having to conduct further clinical trials, clinical studies or analysis of clinical trial data, the Company will conduct clinical studies of and analysis of existing clinical trial data to develop product improvements, obtain patient and clinician feedback and collect clinical data for product training purposes. The Company cannot sell, market or distribute the BCS 2100 in the United States for commercial use until it receives FDA approval. The BCS 2100 is currently approved for use in Canada. The Company has begun marketing the BCS 2100 in Canada by placing one BCS 2100 in Montreal at Ville Marie Women's Health Center on a trial basis. Ville Marie began using the BCS 2100 in their breast cancer diagnostic process as of September 1, 2004.

Further, management believes that success with regulatory activities and the development of the Canadian market will facilitate funding and insurance reimbursement efforts.

The Company hopes to secure additional cash from operations through continuing efforts to market in the United States, Canada and other international markets its pain management products (which have regulatory approval in the U..S and Canada).

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

CONCENTRATION OF CREDIT RISK--Financial instruments which potentially subject the Company to credit risk consist primarily of cash in bank. The Company maintains its cash in bank deposit accounts insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Company's accounts at times may exceed federally insured limits.

INVESTMENTS AVAILABLE FOR SALE--The Company invests cash reserves in U.S. government securities, corporate bonds and certificates of deposit. All investments are classified as available for sale and are reported at fair market value with net unrealized gains or losses (net of taxes) reported as a separate component of stockholders' equity. The Company has no investments available for sale mature during the year ending June 30, 2004. For computing the realized gain or loss on sales of investments available for sale, the cost of a security sold or the amount reclassified out of accumulated other comprehensive income into earnings was determined by specific identification.

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

PROPERTY AND EQUIPMENT--Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives:

       Leasehold improvements                                            3 years
       Office furniture and fixtures                                   5-7 years
       Machinery and equipment (including demonstration equipment)     2-7 years

INTANGIBLE ASSETS--Intangible assets are stated at cost and amortized using the straight-line method over their estimated useful lives:

       Intellectual property rights                                     10 years

REVENUE RECOGNITION-- The Company generates revenues from sales of its products and from services provided to its customers. The Company sells its products to independent distributors and to end customers. With the exception of sales transactions in which a customer may return defective product, the Company does not provide its customers with other rights to return products.

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

Deferred revenues at June 30, 2004 was approximately $1.08 million and consisted of $22 thousand of deferred medical revenues, $660 thousand of deferred revenues from the NanDa licensing and manufacturing agreement, $8 thousand of deferred warranty revenues and $390 thousand of deferred industrial revenues and deposits relating the Turbine Blade Inspection System ("Turbine Blade Inspection System") the Company shipped to Pratt & Whitney (see Note 5). Deferred Revenues at June 30, 2003 was approximately $787 thousand and consisted of $10 thousand of deferred medical revenues, $28 thousand of deferred warranty revenues, $449 thousand of deferred industrial revenues and deposits and $300 thousand from the NanDa contract.

Service revenue is derived from the non-destructive testing of turbine blades, repair of non warranty medical products, and other items. Service revenue is recognized upon completion of the services. The Company offers extended warranties on certain of its products. Warranty revenue, which is not significant, is recognized ratably over the period of the agreement as services are provided.

INCOME TAXES--Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

RESEARCH AND DEVELOPMENT EXPENSES--The Company expenses as incurred the direct, indirect, and purchased research and development costs associated with its products. Research and development expenses for the years ended June 30, 2004 and 2003 were approximately $996 thousand and $3.765 million respectively.

IMPAIRMENT OF LONG-LIVED ASSETS--The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company impaired no assets in fiscal 2004 and approximately $711 thousand of tangible and intangible assets in fiscal 2003, based on its assessment that the entire carrying value of the assets and goodwill was not recoverable. The statement of cash flows for impairment loss and disposition of assets contains an impairment loss of approximately $711 thousand of assets in fiscal the year ending June 30, 2003.

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

ACCRUED LIABILITIES AND NOTES PAYABLE-- During the year ended June 30, 2004, the Company received $220 thousand in the form of a short-term loans to assist in continuing operations. The Company borrowed $20 thousand from Harry Aderholt, a director of the Company, on May 11, 2004 and $200 thousand from Mr. Nabeel al Mulla, a shareholder of the Company, on June 14, 2004. The Company also carries a long-term note due in 2010 acquired from the settlement with the former Company president for $100 thousand. Interest has been accrued for each of these outstanding notes although no formal documents exist. The details of these notes are yet to be determined. The Company is now accruing an 6% interest rate for accounting purposes. Due to the reduction in legal costs the accrued legal and professional services has decreased and general expense accruals. Accrued liabilities consisted of the following at June 30, 2004 and 2003:

                                                                   2004              2003
                                                              --------------    -------------
     Accrued bonuses                                          $           0     $           0
     Accrued vacation                                                26,088            23,881
     Other accrued employee costs                                     3,347            26,921
     Accrued legal and other professional services                   93,110           233,899
     Other accrued liabilities                                       49,491            21,331
                                                              --------------    -------------

     Total accrued liabilities                                $     172,036     $     306,032
                                                              ==============    =============

     Imputed interest payable                                           690                 0
     Short-term notes payable                                       220,000                 0
                                                              -------------     -------------

     Total short-term notes payable                           $     220,690     $           0
                                                              ==============    =============

     Imputed interest payable                                         9,178                 0
     Long-term note payable                                         100,000                 0
                                                              -------------     -------------

     Total long-term note payable                             $     109,178     $           0
                                                              ==============    =============

COMPREHENSIVE INCOME--The Company classifies components of other comprehensive income in the consolidated financial statements and displays the accumulated balance of other comprehensive income as a separate component of stockholders' equity in the consolidated balance sheets.

NET LOSS PER SHARE--Net loss per share is based on the net loss and the weighted average number of common shares outstanding during each period. Common equivalent shares from common stock options and warrants are excluded from the computation of diluted earnings per share, as their effect would be antidilutive to the loss per share for all periods presented. Options to purchase 3.6 million and 4.4 million shares of common stock and warrants to purchase 6.5 million and
6.5 million shares were outstanding at June 30, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

FINANCIAL INSTRUMENTS-- With the exception of the "Convertible Debenture" described in Note 2 below, the Company believes the carrying values of its financial instruments currently approximate their fair values. During the fiscal years ended June 30, 2002 and 2003 the Company had a Convertible Debenture outstanding. Due to the complexities of the Convertible Debenture, such as the beneficial conversion feature, trigger events, and interrelationship with the warrants and equity line, it was not practicable for the Company to estimate the fair value of the Convertible Debenture. From January 1, 2002 to June 30, 2003, the effective interest rate the Company paid on the Convertible Debenture approximated 23% due to the amortization of the deferred finance costs and the discount resulting from the beneficial conversion feature. During the year ended June 30, 2004 the Convertible Debenture was satisfied and therefore stabilized the debt and equity structure of the Company.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS-- During the year ended June 30, 2004, the Company adopted the following accounting pronouncements:

SFAS NO. 143 -- In August 2001, the FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the financial statements of the Company.

SFAS NO. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS
145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS
64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the financial statements of the Company.

SFAS NO. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of SFAS 146 did not have a material effect on the financial statements of the Company.

SFAS NO. 147 -- In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions" which is effective for acquisitions on or after October 1, 2002. This statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The adoption of SFAS No. 147 did not have a material effect on the financial statements of the Company.

SFAS NO. 148 -- In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material effect on the financial statements of the Company.

SFAS NO. 149 -- In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the financial statements of the Company.

SFAS NO. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

FASB INTERPRETATION NO. 45 -- "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107". The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on the financial statements of the Company.

FASB INTERPRETATION NO. 46 -- In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

During the year ended December 31, 2003, the Company adopted the following Emerging Issues Task Force Consensuses: EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables", EITF Issue No. 01 -8 " Determining Whether an Arrangement Contains a Lease", EITF Issue No. 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF Issue No. 02-9 "Accounting by a Reseller for Certain Consideration Received from a Vendor", EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", EITF Issue No. 02-18 "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition", EITF Issue No. 03-1, "The Meaning of Other Than Temporary and its Application to Certain Instruments", EITF Issue No. 03-5, "Applicability of AICPA Statement of Position 9702, `Software Revenue Recognition' to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software", EITF Issue No. 03-7, "Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock", EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.

RECLASSIFICATION--Certain prior period amounts have been reclassified to conform to the current year presentation.

2. CONVERTIBLE DEBENTURE

On December 31, 2001, the Company entered into a financing agreement (the "Agreement") with Beach Boulevard, LLC (the "Investor"), pursuant to which the Company issued a 7% convertible debenture in the amount of $2.5 million (the "Convertible Debenture") and secured an equity line of credit (the "Equity Line") that allowed the Company to sell up to $20 million in common stock to the Investor at 94% of the market price, as defined by the Agreement. The Convertible Debenture was due on December 31, 2004. The terms of the Agreement permitted the Investor to convert the Convertible Debenture into 2,100,694 shares of common stock at a conversion price of $1.44 per share at any time during the term of the Agreement. Interest on the Convertible Debenture was due on the conversion date and was payable, at the option of the Company, in cash or common stock.

In connection with the Agreement, the Company entered into a registration rights agreement and subsequently filed a registration statement with the SEC. The Investor had the option to require the Company to redeem all or a portion of the Convertible Debenture if the average closing bid price of the Company's common stock for the 90 consecutive trading days after the effective date of the registration statement was less than $1.44 (a "Trigger Event"). The amount redeemable was equal to 111% of the principal balance of the Convertible Debenture and accrued interest (the "Redeemable Balance"). In the event of a Trigger Event, the Investor was required to provide notice to the Company of its election to force redemption and to specify the date (the "Redemption Due Date") on which the Redeemable Balance was to be paid. If the Company did not pay the Redeemable Balance in full by the Redemption Due Date, the Company was required to issue registered unrestricted shares of common stock pursuant to a series of mandatory put notices consistent with the terms of the Equity Line. If the Redeemable Balance was not satisfied through the mandatory puts within six months of the Investor's notice to force redemption, the unpaid portion of the Redeemable Balance was required to be paid immediately.

In connection with the Agreement, the Company issued the Investor warrants for the purchase of 260,417 shares of common stock at $2.03 a share and 641,026 shares of common stock at $1.95 a share, which, by their terms, would have expired December 31, 2004 and December 31, 2007, respectively. The proceeds from the Debenture Offering were allocated between the Convertible Debenture, the beneficial conversion feature, and the warrants issued to the Investor. The Company also issued separate warrants to an investment bank for the purchase of 100,000 shares of common stock at $1.87 per share. The fair market value of these warrants and other related financing costs were recorded as deferred financing costs. Because of the Trigger Event discussed in the preceding paragraph, the deferred financing costs were amortized over the six-month period ending January 25, 2003.

The fair value of the warrants issued in connection with the Agreement was estimated using the Black-Scholes pricing model with the following assumptions:
(1) risk free rate of 2.17 percent, (2) expected life of one year, (3) expected volatility of 44.6 percent, and (4) no expected dividends.

On July 25, 2002, the Investor notified the Company that a Trigger Event had occurred and the Redeemable Balance of the Convertible Debenture became due. On the date of the Trigger Event, the Redeemable Balance was approximately $2,898,000, which included principal of $2,500,000, $111,000 of accrued interest and $287,000 of penalty. The Company elected to satisfy the Redeemable Balance through a series of mandatory put notices based on the terms of the Equity Line. The terms of the Equity Line provided for one mandatory put per month and a maximum put amount per month equal to the lesser of $500,000 or 125% of the weighted average trading volume of the Company's common stock for the 20 days immediately preceding the date of the mandatory put notice.

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

On or about February 21, 2003, the Company and the Investor entered into an agreement which was formalized on March 19, 2003, (the "Amendment Agreement") whereby the Company agreed to reduce the conversion price in the Convertible Debenture from $1.44 per share to an amount equal to the lower of (a) $1.44 (the "Fixed Conversion Price") or (b) ninety-four percent (94%) of the average of the lowest closing bid prices (not necessarily consecutive) for any three trading days during the ten trading days period immediately preceding the conversion date. The Company also agreed to reduce the exercise price of the warrants that were issued to the Investor in connection with the Agreement to $0.087733 per share, which was the average of the lowest closing bid prices for any of the three trading days during the ten trading days period immediately preceding the Amendment Agreement. Pursuant to the Amendment Agreement, the Investor exercised warrants to purchase 260,417 shares of common stock at an agreed-upon exercise price of $0.087733 per share and (2) converted approximately $86,000 in principal of the Convertible Debenture into 977,244 shares common stock at the agreed-upon conversion price of $0.087733 per share. The proceeds from the exercise of the warrants totaling approximately $23,000 were applied to redeem approximately $20,000 of the Convertible Debenture and to pay accrued interest of approximately $2,000. In connection with the modification of the conversion terms of the Convertible Debenture, which was considered to be an inducement to convert the Convertible Debenture, and the reduction of the exercise price of the Investor's warrants, the Company recorded an interest expense totaling approximately $1,770,000 during the quarter ended March 31, 2003.

On February 21, 2003, the Company issued 1,212,956 shares of common stock pursuant to a mandatory put notice. The proceeds were applied to redeem approximately $91,000 of the Convertible Debenture and to pay accrued interest and penalties totaling $5,000 and $11,000, respectively. On March 19, 2003, the Company entered into an agreement with the Investor (the "Amendment Agreement") that formalized the terms reached in the February 21, 2003 Agreement. In connection with the Amendment Agreement, the Investor also agreed to defer its demand for immediate payment of the full amount due under the Notice for at least 90 days and agreed to not file suit against the Company, its officers, employees, partners or agents for a period of 90 days. Upon execution of the Amendment Agreement, the Investor converted $272,000 in principal of the Convertible Debenture, including $7,000 of interest, into 3,224,146 shares of common stock.

During June 2003, the Company executed a second amendment to the Convertible Debenture, pursuant to which the Investor agreed to accept approximately 200 thousand shares of restricted stock in payment for the remaining $157 thousand outstanding under the Convertible Debenture. In July 2003, the outstanding Convertible Debenture, valued at approximately $157 thousand, was fulfilled with 196,451 shares of common stock (approximately $0.80 per share). The stock was trading for $0.45 per share at time of issuance of stock certificates resulting in the recognition of $0.35 per share or a total recognition of approximately $69 thousand gain on sale of stock to satisfy the outstanding Convertible Debenture.

3. INVENTORIES

Inventories consisted of the following at June 30, 2004 and 2003:

                                                        2004            2003
                                                     ------------   ------------

       Raw materials                                 $   616,508    $   674,502
       Work-in-process                                    18,629         19,286
       Finished goods                                    255,161        207,419
       Inventory Reserve                                (629,967)      (595,343)
                                                     ------------   ------------
       Total                                         $   260,331    $   305,864
                                                     ============   ============

Finished goods inventories include approximately $196 thousand in TIP cameras and $59 thousand assemblies and Photonic Stimulators at June 30, 2004. At June 30, 2003 finished goods inventories included approximately $151 thousand of industrial inventories and $56 thousand of medical inventories. Work in process inventory was primarily one TIP camera in process for both fiscal year-end 2004 and 2003. Raw Materials inventory was approximately $617 thousand and $675 thousand for the years ending June 30, 2004 and 2003 respectively. The inventory reserve represents the impairment and obsolescence adjustments to inventory.

Inventory and commitments are based upon future demand forecasts. During fiscal 2003, inventory levels exceeded the Company's forecast requirements and the Company recorded an additional excess inventory charge of $395,000 in accordance with its policies. During fiscal 2004, the Company considered selling existing inventory at a reduced price and believes the finished goods could be sold in times of disparity. Consequently the Company impaired the inventory no further.

The Company reserves for excess and obsolete inventory by comparing inventory on hand to estimated consumption during the next twelve months. Consumption is estimated by annualizing trailing three or six month sales volumes, adjusting those volumes for known activities and trends and then comparing forecast consumption to quantity on hand. Any difference between inventory on hand and estimated consumption is recorded to cost of revenues and an excess and obsolete reserve which is included as an element of net inventory reported on the Company's balance sheet. Amounts charged into the inventory reserves are not reversed to income until the reserved inventory is sold or otherwise disposed.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2004 and 2003:

                                                         2004           2003
                                                     ------------   ------------
         Leasehold improvements                      $         0    $    94,403
         Office furniture and fixtures                    38,421         38,403
         Machinery and equipment                         557,281        569,199
                                                     ------------   ------------
                                                         595,702        702,005
         Less accumulated depreciation                  (426,344)      (389,286)
                                                     ------------   ------------
         Property and equipment, net                 $   169,358    $   312,719
                                                     ============   ============

Depreciation expense for the years ended June 30, 2004 and 2003 was approximately $142 thousand and $436 thousand, respectively.

As of June 30, 2004, machinery and equipment included approximately $240 thousand of demonstration equipment. As of June 30, 2003, machinery and equipment included approximately $252. Demonstration equipment is used in clinical studies, tradeshows, research and development, and customer demonstrations is recorded at cost and amortized over two years.

For the year ended June 30, 2003, the FDA's decision to not approve the BCS pre-market application raised substantial uncertainty in the Company's ability to eventually market and sell the BCS. This factor, coupled with the other conditions listed in Note 1, have raised substantial doubt about the Company's ability to continue as a going concern. Accordingly, the Company evaluated the carrying value of all operating assets and, based on the Company's estimated undiscounted net cash flows, determined that its assets were impaired. The Company recorded an impairment charge of approximately $694,000 relating to its medical and industrial operating assets. These assets include computers, equipment, furniture, leasehold improvements, software and other operating assets for the year ended June 30, 2003. There was not additional impairment in the year ended June 30, 2004.

5. INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2004 and 2003:

                                                        2004            2003
                                                     ------------   ------------

           Intellectual property rights              $    32,847    $    33,062
           Less accumulated amortization                 (17,437)       (14,997)
                                                     ------------   ------------

           Net Intangible assets                     $    15,410    $    18,065
                                                     ============   ============

For the year ended June 30, 2003, the FDA's decision to not approve the BCS pre-market application raised substantial uncertainty in the Company's ability to eventually market and sell the BCS. This factor, coupled with other conditions listed in Note 1, have raised substantial doubt about the Company's ability to continue as a going concern. Accordingly, the Company evaluated the carrying value of its intangible asset based on estimated undiscounted net cash flows and determined that its intangible asset was impaired and recorded an impairment write-down of approximately $17,000 as of June 30, 2003. No additional impairment was recognized for as of June 30, 2004.

Amortization expense for the years ended June 30, 2004 and 200 was approximately $2 thousand and $4 thousand, respectively.

6. INCOME TAXES

Deferred taxes are provided on the liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Due to the Company filing an extension for income tax filings we lack the information for deferred taxes. However, at June 30, 2004, for federal income tax and alternative minimum tax reporting purposes, the Company had approximately $61,838,000 of unused net operating losses available for carry forward to future years. The benefit from carry forward of such net operating losses will expire in various years between 2004 and 2023 and could be subject to severe limitations if significant ownership changes occur in the Company.

Net deferred tax assets consist of the following components as of June 30, 2004 and 2003:

                                                       2004            2003
                                                  --------------  --------------
     Deferred tax assets:
          NOL Carryover                           $  29,412,300   $  28,327,179
          Research Credit                             2,193,864       2,193,864
          Accrued Compensation                          243,273         302,860
          Deferred Revenue                              267,327         838,767
          Other                                         576,487         576,487
          Depreciation                                   54,765

     Deferred tax liabilities:                               --              --

     Valuation allowance                          $ (32,748,016)  $ (32,239,157)
                                                  --------------  --------------

     Net deferred tax asset                       $           0   $           0
                                                  ==============  ==============

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended June 30, 2004 and 2003 due to the following:

                                                       2004            2003
                                                  --------------  --------------
     Book income                                  $    (964,254)  $  (4,820,629)
     Other                                                4,443          15,809
     Research Credit                                                   (136,252)
     Accrued Compensation                                23,239
     Deferred Revenue                                   222,862
     NOL Expiration                                     222,955
     True up Prior Year                                 (18,104)         18,822

     Valuation allowance                                508,859       4,922,250
                                                  --------------  --------------
                                                  $           0   $           0
                                                  ==============  ==============

At June 30, 2004, the Company had net operating loss carry-forwards of approximately $75,000,000 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the June 30, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

7. COMMITMENTS AND CONTINGENCIES

LITIGATION--Three separate law suits were settled during the year ended June 30, 2004.

         1) On March 29, 2000, Salah Al-Hasawi, a citizen and resident of Kuwait, filed an action in the United States District Court for the Southern District of New York, against the Company and its former Chief Executive Officer, alleging violations under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, for commissions allegedly due to the plaintiff in connection with the private placement of the Company's securities. Shortly thereafter, the lawsuit was dismissed without prejudice and on April 12, 2000 the plaintiff filed a similar complaint in the United States District Court for the District of Utah. The plaintiff's complaint sought specified damages of $15.5 million, attorney fees and unspecified damages pursuant to five separate causes of action including breach of contract, fraud and unjust enrichment. In December 2003, the Company reached a settlement with the plaintiff, pursuant to which the Company agreed to pay the aggregate amount of $100,000 in three installments ($50,000 paid in December, 2003, $25,000 paid in January 2004 and $25,000 paid in February 2004) and the plaintiff agreed to dismiss the litigation with prejudice. The settlement is set forth in a Settlement Agreement and Mutual Release, which provided for the filing with the court of dismissal pleadings when the Company paid the final installment in February 2004.

         2) On April 11, 2003, St. Paul Properties, Inc. (the "Landlord") filed suit against the Company in the Circuit Court for Clackamas County. The Landlord alleged that the Company breached its prior corporate office lease by failing to pay the rent specified under the lease. The Landlord sought damages of approximately $667,000, plus interest and attorneys and other fees. The Company filed an answer and affirmative defenses alleging that St. Paul Properties failed to use reasonable efforts to mitigate its damages. In April of 2004, the Company settled with St. Paul for the sum of $110,000 and which included a $50,000 payment with 5 monthly payments of $12,000. The final payment of $12,000 was paid on August 15, 2004.

         3) An appeal of COMPUTERIZED THERMAL IMAGING, INC., SECURITIES LITIGATION (see prior SEC filings) was heard on July 16, 2004 in the United States Court of Appeals for the Ninth Circuit. The Ninth Circuit decision upheld the determination of the District Court to dismiss the plaintiff's complaint because it failed to adequately plead a case.

OPERATING LEASES--The Company leases certain office and warehouse space. Total expense recorded under operating lease agreements in the accompanying consolidated statements of operations was approximately $88 thousand and $400 thousand for the years ended June 30, 2004 and 2003, respectively.

At June 30, 2004, there were no future minimum payments required under the noncancelable operating leases. We have two leases for our 1) Ogden, Utah location which houses all offices and manufacturing and 2) a storage unit also in Ogden. These leases are month-to-month leases with 30 day notice for termination. Monthly lease is $5,783 for the Ogden office and $70 for the storage unit.

OTHER CONTINGENCIES--The Company has funded its operations in part by means of various offerings which the Company's management believes were exempt from the registration requirements of the Securities Act and applicable state securities laws. In the event that any of the exemptions upon which the Company relied were not, in fact, available, the Company could face claims from federal and state regulators and from purchasers of their securities. Management and legal counsel, although not aware of any alleged specific violations, cannot predict the likelihood of claims or the range of potential liability that could arise from this issue.

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

8. STOCKHOLDERS' EQUITY

PREFERRED STOCK--The Company has authorized 3,000,000 shares of $5.00 par value preferred stock that is convertible into shares of common stock. The Board of Directors has the authority, without further stockholder action, to issue up to 3,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof.

The Company had no preferred stock outstanding as of June 30, 2004 and 2003.

9. STOCK WARRANTS AND OPTIONS

WARRANTS--A summary of warrant activity for the period from July 1, 2002, through June 30, 2004, is as follows:
                                               # OF UNDERLING
                                                   SHARES       EXERCISE PRICE
                                               --------------   --------------
         Balance at June 30, 2002                  6,719,513     $1.56 - $5.00

           Granted                                         -
           Exercised                                (260,417)    $0.09
                                               --------------
         Balance at June 30, 2003                  6,459,096     $1.56 - $5.00

           Granted                                        -
           Exercised                                      -
         Balance at June 30, 2004                  6,459,096     $1.56 - $5.00
                                               ==============

During the year ended June 30, 2003, the Company reduced the exercise price of the warrants that were issued to the Investor from $2.028 to $0.087733 per share. These warrants were exercised to pay $21,000 of the debenture principal and $2,000 of accrued interest. The fair value of the warrant modification was estimated at the date of modification using the Black-Scholes option pricing model.

OPTIONS--Periodically, the Company has issued incentive stock options to employees and officers and non-qualified options to directors and outside consultants to promote the success of the Company and enhance its ability to attract and retain the services of qualified persons.

The Company has 3,592,023 options outstanding and issued under the 1997 Stock Option and Restricted Stock Plans (the "Plan") since its adoption, and could issue an additional aggregate of 6,357,977 options and shares. The Plan permits restricted stock grants to employees, officers, directors and consultants at prices that may be less than 100% of the fair market value of the Company's common stock on the date of issuance. The Company also has outstanding 75,000 non-statutory stock options issued outside the Plan. Options issued under the Plan will have variable terms based on the services provided and will generally vest on the date of grant.

EMPLOYEE STOCK OPTIONS--The Company has granted the following fixed price stock options during the period July 1, 2002, through June 30, 2004:

                                                        2004                           2003
                                                ----------------------       ----------------------
                                                              WEIGHTED                     WEIGHTED
                                                               AVERAGE                      AVERAGE
                                                              EXERCISE                     EXERCISE
                                                  SHARES        PRICE          SHARES        PRICE
                                                  ------        -----          ------        -----
         Outstanding at beginning of year...      4,367,719      1.83          7,876,762      1.83
         Granted  ..........................        510,000       .29                 --        --
         Exercised..........................             --        --                 --        --
         Forfeited..........................     (1,360,695)     1.73         (3,509,043)     2.21
                                                ------------                 ------------     ----

         Outstanding at end of year.........      3,517,023      1.27          4,367,719      1.53
                                                ------------                 ------------     ----
         Options exercisable at year end....      3,367,023                    4,367,719
                                                ============                 ============

         Weighted average fair value of
           options granted during the year..           0.29                         0.00
                                                ============                 ============

                    OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE

                                   WEIGHTED
                                   AVERAGE       WEIGHTED                   WEIGHTED
RANGE OF                           REMAINING     AVERAGE                    AVERAGE
EXERCISE            NUMBER         CONTRACTUAL   EXERCISE     NUMBER        EXERCISE
PRICE               OUTSTANDING    LIFE          PRICE        EXERCISABLE   PRICE
--------------      --------------------------------------------------------------------
$.22 - .64          416,400        6.54          $.35         191,400       $.50
$1.25 - 1.25        2,000,000      0.95          1.25         2,000,000     1.25
$1.50 - $1.95       1,071,587      6.36          1.52         1,071,587     1.52
$2.27 - $2.44       24,036         6.71          2.34         24,036        2.34
$3.50 - 3.50        88,000         6.98          3.50         80,000        3.50
                    --------------------------------------------------------------------
$.22 - $3.50        3,592,023      3.39          $1.28        3,367,023     $1.36
                    ====================================================================

Modifications to the terms of previously fixed stock options or awards granted to employees are accounted for in accordance with APB Opinion No. 25 and Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION--AN INTERPRETATION OF ACCOUNTING PRINCIPLES BOARD (APB) OPINION NO. 25 ("FIN 44"). During the year ended June 30, 2004 the Company did not re-price any options. As a result of the Company's significant reduction in personnel during the year ended June 30, 2004, nearly all those employees holding options that had been re-priced in prior years are no longer employed by the Company and their rights to exercise their options have lapsed.

If compensation cost for options or awards granted to employees had been determined based on SFAS No. 123, the Company's net loss and basic and diluted loss per common share would have changed to the pro forma amounts indicated below:

                                                       2004            2003
                                                   -------------   -------------
       Net loss:
       As reported                                 $ (2,472,347)   $(11,752,406)
       Pro forma                                     (2,688,459)    (12,389,458)
       Basic and diluted loss per common share:
       As reported                                 $      (0.02)   $      (0.13)
       Pro forma                                          (0.02)          (0.14)

The fair value of the options and awards was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2004 and 2003:

         1) risk-free interest rate between 3.34 and 4.17 percent depending upon the term of the option;
         2)   no dividend yield;
         3)   no discount for lack of marketability;
         4)   expected life of from 1 to 10 years; and
         5) a volatility factor of the expected market price of the Company's common stock from 259.14% to 263.29% for the years ended June 30, 1997 through 2004

NON-EMPLOYEE STOCK OPTIONS--Changes in stock options issued to non-employees are as follows for the years ended June 30, 2004, and 2003, respectively:

                                                       2004                           2003
                                               ------------------------    --------------------------
                                                              WEIGHTED                     WEIGHTED
                                                               AVERAGE                      AVERAGE
                                                              EXERCISE                     EXERCISE
                                                  SHARES        PRICE          SHARES        PRICE
                                               ------------------------------------------------------
         Outstanding at beginning of year...         75,000      1.81          2,449,849      1.11
         Granted............................             --        --
         Exercised..........................             --        --
         Forfeited..........................                                  (2,374,849)     1.08
                                               -------------               --------------------------
         Outstanding at end of year.........         75,000      1.81             75,000      1.81
                                               -------------     ----      --------------     ----
         Options exercisable at year end....         75,000                       75,000
                                               =============               ==============
         Weighted average fair value of
           options granted during the year..             --                           --
                                               =============               =============

The following table summarizes information about stock options issued to non-employees that were outstanding at June 30, 2004:

                    OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                    --------------------------------------    -------------------------
                                   WEIGHTED
                                   AVERAGE       WEIGHTED                   WEIGHTED
RANGE OF                           REMAINING     AVERAGE                    AVERAGE
EXERCISE            NUMBER         CONTRACTUAL   EXERCISE     NUMBER        EXERCISE
PRICE               OUTSTANDING    LIFE          PRICE        EXERCISABLE   PRICE
--------------      -----------    -----------   --------     -----------   -----------
$1.00 - 1.81        35,000         4.18          1.64         35,000        1.64
$       1.95        40,000         1.39          1.95         40,000        1.95
--------------      -----------    -----------   --------     -----------   -----------
$1.00 - 1.95        75,000         2.70          $1.81        75,000        $1.81
==============      ===========    ===========   ========     ===========   ===========

10. PROFIT SHARING PLAN

The Company sponsored a profit sharing plan (the "Profit Sharing Plan") under
Section 401(k) of the Internal Revenue Code; however to due the financial condition of the Company has decided to temporarily terminate the Profit Sharing Plan. The Profit Sharing Plan was designed to allow participating employees to accumulate savings for retirement or other purposes. Under the Profit Sharing Plan, all full-time employees were eligible to participate. The Profit Sharing Plan allowed employees to make contributions to the Profit Sharing Plan from salary reductions up to a maximum amount established by the Internal Revenue Service. The Company, at the discretion of the board of directors, had the option to match a percentage of employee contributions with its common stock or cash. Matching contributions vest ratably over a two-year period. The Profit Sharing Plan was terminated in June of 2003. During the years ended June 30, 2004 and 2003 the Company issued stock, valued on the date of issuance at $0 and $21,883 respectively, as matched contributions to the Profit Sharing Plan.

11. RELATED PARTY TRANSACTIONS

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

12. SEGMENTS

Beginning July 1, 2001, the Company changed the structure of its internal organization such that management at that time started to evaluate the Company based on two distinct operating segments: medical and industrial products and services. Due to the dramatic changes and cost cuts beginning in January 2003 and continuing through fiscal 2004, the allocation models used to separate costs into these segments became misleading. Each time a new model was developed changes in the cost structure would render the model inaccurate. The Company continues to accurately separate revenue but believes any attempt to assign costs to the segments would be inconsistent from year to year. The revenue segment information follows

                                    2004                                  2003
                      ----------------------------------     ----------------------------------
                       MEDICAL    INDUSTRIAL    TOTAL         MEDICAL    INDUSTRIAL    TOTAL
                      ----------  ----------  ----------     ----------  ----------  ----------
Product revenue       $     269   $       5   $     274      $     999         444   $   1,443
Service revenue               0          83          83              1          95          96
                      ----------  ----------  ----------     ----------  ----------  ----------
   Total revenue            269          88         357          1,000         539       1,539
                      ==========  ==========  ==========     ==========  ==========  ==========

                                      Percentage                              Dollars
                        -------------------------------------   -------------------------------------
    Fiscal Year             USA         Canada       China         USA         Canada        China         Total
    -----------         -----------  -----------  -----------   -----------  -----------  -----------   -----------
       2004                 70%           29%           1%      $   187,000  $    78,000  $     4,000   $   269,000
       2003                 44%            1%          55%      $   442,000  $     7,000  $   551,000   $ 1,000,000
                        -----------  -----------  -----------   -----------  -----------  -----------   -----------
       Total                50%            7%          43%      $   629,000  $    85,000  $   555,000   $ 1,269,000
                        ===========  ===========  ===========   ===========  ===========  ===========   ===========

Industrial sales are primarily attributable to customers in the following geographic regions:

                                      Percentage                              Dollars
                        -------------------------------------   -------------------------------------
    Fiscal Year            USA           UK         Germany         USA          UK        Germany         Total
    -----------         -----------  -----------  -----------   -----------  -----------  -----------   -----------
       2004                100%           0%           0%       $    88,000  $        --  $        --   $    88,000
       2003                 31%          69%           0%       $   165,000  $   374,000  $        --   $   539,000
                        -----------  -----------  -----------   -----------  -----------  -----------   -----------
       Total                40%          60%           0%       $   253,000  $   374,000  $        --   $   627,000
                        ===========  ===========  ===========   ===========  ===========  ===========   ===========

13. SIGNIFICANT CUSTOMERS

Net sales for the years ended June 30, 2004 and 2003 included sales to following customers that make up more the 10% of total net sales:

                                                         YEARS ENDED JUNE 30,
                                                       2004            2003
                                                   -------------   -------------
       Boothroyd Imaging                           $      74,000   $           0
       Spawar                                             49,000               0
       Alstom Power                                           --         374,000
       NanDa                                                  --         501,000
                                                   -------------   -------------
                                                   $     123,000   $     875,000
                                                   =============   =============

Accounts receivable as of June 30, 2004 and 2003 contained the following balances from significant customers:
                                                         YEARS ENDED JUNE 30,
                                                       2004            2003
                                                   -------------   -------------
       Boothroyd Imaging                           $      26,000   $          --
       Pratt & Whitney                                   105,000              --
       Alstom Power                                           --              --
       NanDa                                                  --         300,000
                                                   -------------   -------------
                                                   $     131,000   $     300,000
                                                   =============   =============

Deferred revenues as of June 30, 2004 and 2003 contained the following balances from significant customers:

                                                        YEARS ENDED JUNE 30,
                                                       2004            2003
                                                   -------------   -------------
       Pratt & Whitney                             $     106,000   $          --
       NanDa                                             925,000         300,000
                                                   -------------   -------------
                                                   $   1,031,000   $     300,000
                                                   =============   =============

14. SUBSEQUENT EVENTS

SHAREHOLDER LITIGATION: The United States Court of Appeals for the Ninth Circuit ruled in the Company's favor in the appeal of the United States District Court decision to dismiss the plaintiffs' claims in the proceeding entitled IN RE:
COMPUTERIZED THERMAL IMAGING, INC., SECURITIES LITIGATION. The Ninth Circuit decision upheld the determination of the District Court to dismiss the plaintiff's complaint because it failed to adequately plead a case. The suit, which was consolidated into a single suit during September 2002, allege in substance that CTI violated section 10(b) of the Securities Exchange Act of 1934, as amended, and accompanying regulations and relevant case law by misleading shareholders regarding such things as the progress of FDA approval and other matters, which the plaintiffs believed caused significant damage to the holders of our common stock at the time of these alleged misrepresentations and omissions. The plaintiffs had not specified their damages. On April 17, 2003, the consolidated litigation was dismissed without prejudice by the United States District Court. In a written opinion, the U.S. District Judge concluded that the alleged misstatements were either not material, not misleading, or not plead by plaintiffs with sufficient particularity to constitute a claim. Upon dismissal of their complaint, the plaintiffs did not replead, so the District Judge dismissed the case with prejudice on May 13, 2003. On May 22, 2003, the plaintiffs filed their brief in support of their appeal. On October 20, 2003 we responded by filing our response brief in support of the District Court opinion. The decision has now been upheld.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our company required to be included in our reports filed or submitted under the Exchange Act. There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART III
--------

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

Name                       Age        Position                         Director
----                       ---        --------                         --------

Richard V. Secord          72         Chairman of the Board, Chief     1996
                                      Executive Officer

Brent M. Pratley, M.D.     68         Director                         1995

Milton R. Geilmann         71         Director                         1998

Harry C. Aderholt          83         Director                         1998

John M. Brenna             57         Former President, Chief          2001-2003
                                      Operating Officer, Director (1)

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

BRENT M. PRATLEY, M.D., has been a director since June 1995 and is a member of our Audit Committee. Dr. Pratley served as our Secretary from June 1994 to September 1997. Dr. Pratley is currently licensed to practice medicine in Utah and California. Since 1978, Dr. Pratley has been in private practice in General Orthopedics and Sports Medicine at Utah Valley Regional Medical Center located in Provo, Utah, as well as in Los Angeles, California. Dr. Pratley holds a Doctor of Medicine degree in Orthopedic Surgery from the College of Medicine at University of California, Irvine and a Bachelors of Science degree from Brigham Young University.

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

EXECUTIVE OFFICERS

NAME                  AGE      POSITION                            OFFICER SINCE
----                  ---      --------                            -------------

Bernard J. Brady      47       Former Chief Financial Officer,     June 2001
                               Secretary and Treasurer             (Employment
                                                           terminated June 2003)

BJ Mendenhall         45       Former Chief Financial Officer      October 2003
                                                 (resigned as CFO in March 2004)

BERNARD J. BRADY, age 46, was our Chief Financial Officer, Secretary, and Treasurer from June 2001 until his employment contract expired on June 2003. From January 1995 to June 1999 and from April 2000 to March 2001, Mr. Brady served as vice president, chief financial officer, treasurer, and in various other positions for Laser Power corporation and its predecessor company Exotic Materials, Inc., a manufacturer of infrared and laser optics for military and commercial applications. From July 1999 to April 2000, Mr. Brady was the chief financial officer for DecisionPoint Applications, Inc., a provider of packaged data warehousing applications. From February 1997 until June 1998, Mr. Brady served as controller at Atlas Telecom, where he was recruited to assist in an attempt to solve the company's acute financial problems. Despite Mr. Brady's efforts, in June 1998, Atlas filed for reorganization under the bankruptcy code. From 1989 through 1994, Mr. Brady served as controller at MLX Corp., a nationwide wholesale distributor. Mr. Brady holds Bachelors and MBA degrees from the University of Utah.

BJ Mendenhall, age 44, was our Chief Financial Officer from October 2003 until his resignation in March 2004. Mr. Mendenhall served as a consultant to the Company for the two months prior to his appointment. From October 2002 to August 2003, Mr. Mendenhall worked as a private business consultant and CPA. From August 2000 to October 2002, Mr. Mendenhall served as the Chief Financial Officer of Daw Technologies Inc,. a manufacturer and constructor of cleanrooms for the semiconductor and medical devise industry. From February 1999 to July 2000 Mr. Mendenhall served as chief financial officer for Venturi Technologies Inc. a rollup company in the carpet cleaning industry. Prior to February 1999, Mr. Mendenhall was Vice President and Controller, among other positions for 15 years at GlobeCast, Keystone Communications and Bonneville Satellite corp. a major satellite communication company merging with companies such as World Communications, IDB satellite division and France Telecom. Mr. Mendenhall is a CPA and holds Bachelors degree from Brigham Young University.

SECTION 16 COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, as well as persons who beneficially own more than ten percent of our Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us and written representations from the Company's executive officers and directors, the Company believes that for the fiscal year ended June 30, 2004 all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM COMPENSATION
                                                                                   --------------------------------
                                                  ANNUAL COMPENSATION                     AWARDS             PAYOUT
                                       ------------------------------------------  ---------------------     ------
                                                                        OTHER      RESTRICTED                               ALL
                                                                        ANNUAL       STOCK    SECURITIES      LTIP         OTHER
                                       FISCAL   SALARY     BONUS     COMPENSATION   AWARD($)  UNDERLYING     PAYOUTS    COMPENSATION
NAME AND PRINCIPAL POSITION             YEAR      ($)       ($)         ($)(4)         ($)    OPTION (#)       ($)          ($)
----------------------------------     ------   --------   ------    ------------  ---------- ----------     -------    ------------
Richard V. Secord                       2004     90,050        --        32,400         --        25,000        --           --
Chairman, Chief Executive Officer (1)   2003    201,000        --        35,309         --            --        --           --
                                        2002    210,000        --        32,400         --            --        --           --
                                        2001    210,000        --        13,400         --       750,000        --      975,894

John M. Brenna (2)                      2004     72,000        --         6,000         --            --        --           --
Former President, Chief Operating       2003    210,000        --        20,347         --            --        --           --
Officer, Director                       2002    210,000   168,000         6,000         --        15,000        --           --
                                        2001    143,014    20,000         4,500         --       500,000        --      150,000

Bernard J. Brady (3)                    2004     21,241        --            --         --            --        --           --
Former Chief Financial Officer,         2003    175,000        --        20,093         --            --        --           --
Secretary & Treasurer                   2002    140,000    84,000            --         --       110,000        --           --
                                        2001     13,417        --            --         --        50,000        --           --

BJ Mendenhall (3)                       2004     82,699        --            --         --        25,000        --           --
Former Chief Financial Officer

(1) Under his employment agreement with the Company, which expired in September 2003 but is being extended on a month to month basis, General Secord, our chairman and Chief Executive Officer, is entitled to receive a base salary of $210,000 per year. During June 2003, Mr. Secord voluntarily began to accept a reduced salary of $105,000 per year and again on March 5, 2004 to $52,000 per year until such time as he determines to demand the full $210,000 per year salary authorized by the Board.

(2) Mr. Brenna resigned as our President, Chief Operating Officer and director of the Company as of October 11, 2003. The positions of President and Chief Operating Officer have not been filled as of the date of this Report.

(3) Mr. Brady resigned as our Chief Financial Officer, Secretary & Treasurer as of June 15, 2003. A new Chief Financial Officer, BJ Mendenhall, was appointed on October 17, 2003 and resigned as Chief Financial Officer on April 19, 2004. Mr. Mendenhall remains with the company as Director of Finance.

(4) Other Annual Compensation includes car allowance. For our Chief Executive Officer, Other Annual Compensation for 2004 and 2003 also includes the premiums of $24,000 per year on a $500,000 personal life insurance policy.

DIRECTOR COMPENSATION

We currently pay each non-employee director no fee for attending quarterly board meetings and special meetings of the board and its committees as needed. During the fiscal year ended June 30, 2004, we issued 25,000 options at $0.22 per share on April 19, 2004 with 6 month vesting to each of the four directors.

ANNUAL MEETINGS, BOARD MEETINGS AND COMMITTEES

We request that all of the members of our Board of Directors attend each annual meeting of shareholders. We did not hold an annual meeting of shareholders for the year ended June 30, 2003. During the year ended June 30, 2004, our Board of Directors held board meetings and met informally on numerous occasions and approved relevant matters by written consent. All incumbent directors attended at least 75% of all board meetings and applicable committee meetings.

Our Board of Directors has a standing Audit Committee. The members of our Audit Committee are Harry C. Aderholt (Chairman), Brent M. Pratley and Milton R. Geilmann. All members of our Audit Committee are independent according to Nasdaq's listing standards, however, our Board of Directors has not determined that the Audit Committee has a member qualifying as an audit committee financial expert, as defined in Item 401(h) of Regulation S-K. The Company is actively seeking a possible member of the Board of Directors and audit committee as the financial expert.

         Our Board of Directors adopted a written Audit Committee Charter in 2001. The Audit Committee oversees our accounting and financial reporting processes and related audits. This involves, among other tasks, the selection of our external auditors for ratification by our shareholders, pre-approving engagements of our auditors with respect to audit and non-audit services, reviewing our accounting practices and controls and administering our Code of Ethics for Officers and Finance Department Employees and whistleblower policy.

CODE OF ETHICS

         We have adopted the FC-01 Business Ethics Policy Code of Ethics included in each employee packet for Officers and Finance Department Employees, which constitutes a code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as defined in Item 406 of Regulation S-K under the Securities Exchange Act of 1934, as amended.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

The following table sets forth, as of June 30, 2004, the number of common share beneficially owned by (i) the persons know to the Company to be owners of more than 5% of the common stock, (ii) each director of the Company, (iii) each named executive officers as a group. Shares not outstanding but deemed beneficially owned by virtue of the right of any individual to acquire shares within 60 days are treated as outstanding only when determining the amount of and percentage of common stock owned by such individual.

Title of          Name and Address of                  Amount & Nature of       Percentage of
Class             Beneficial owner                     Beneficial owner         Class
---------------------------------------------------------------------------------------------
Common            Richard V. Secord                    3,165,286                2.8%
                  Chairman of the Board and
                  Chief Executive Officer

Common            Brent M. Pratley                     30,600                   *
                  Director

Common            Milton R. Geilmann                   25,000                   *
                  Director

Common            Harry C. Aderholt                    172,500                  *
                  Director

5% SHAREHOLDERS OTHER THAN OFFICERS AND DIRECTORS

Common            Thermal Imaging, Inc.                9,229,855                8.1%
                  141 North State Street, Ste 150
                  Lake Oswego, Oregon  97034

All executive officers and directors as a group
(5 persons)                                            3,393,386                2.9%


* Less than 1%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We received $220 thousand in the form of a short-term note to assist in continuing operations. $20 thousand from board member General Harry Aderholt was deposited on May 11, 2004 and $200 thousand from a large investor, Mr. Nabeel al Mulla on June 14, 2004. Due to the relationship with these two lenders the loans were made in good faith and the details of these notes are yet to be determined. We are now accruing an imputed interest rate for accounting purposes.

The Company indemnifies all board members and officers. During the fiscal year 2004 the Company incurred costs of $1,892 for our former president and board member, John Brenna and $597 for our former CFO and secretary, Bernard Brady, and $23,336 for our CEO and chairman of the board, Richard Secord.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      EXHIBITS

NUMBER           DESCRIPTION
------           -----------
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

10.18** Sales agreement for Product "Kits" with NanDa Thermal Medical Technology, Inc., (incorporated by reference to Form 8-K filed on June 24, 2003).

10.19** Amendment agreement with Beach Boulevard, L.L.C., (incorporated by reference to Form 8-K filed on March 24, 2003).

10.20*           _____________ Agreement with Massachusetts General Hospital

21** Subsidiaries of registrant (incorporated by reference to Form 10-K filed on September 30, 2002).

23.1*            Consent of HJ and Associates.

31.1*            Certification of Chief Executive Officer.

31.2*            Certification of Principal Accounting Officer

99.3* Letter from the FDA citing Advisory Panel's recommendation to not approve the BCS 2100.

(b)      REPORTS ON FORM 8-K

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         The aggregate fees billed by HJ and Associates, our independent public accountants, for professional services rendered for the audit of our financial statements and the reviews of our interim financial statements included in our Quarterly Reports on Forms 10-Q were approximately $32,732 for the fiscal year ended June 30, 2004 and approximately $45,513 for the fiscal year ended June 30, 2003.

AUDIT-RELATED FEES

         The aggregate fees billed by HJ and Associates for assurance and related services performed by HJ and Associates that were reasonably related to the performance of the audit of our financial statements and are not reported in the preceding paragraph were approximately $1,156 for the fiscal year ended June 30, 2004 and nothing for the fiscal year ended June 30, 2003. Audit-related fees relate primarily to audits of employee benefit plans and miscellaneous accounting and internal control related consultations.

TAX FEES

         The aggregate fees billed by Thompson, Wiest & Sickler, P.C. for tax compliance, tax advice and tax planning were approximately $6,325 for the fiscal year ended June 30, 2004 and approximately $5,140 for the fiscal year ended June 30, 2003.

ALL OTHER FEES

         There were no fees billed for other non-audit services during fiscal years 2004 and 2003.

PRE-APPROVAL POLICIES AND PROCEDURES

         The Audit Committee of our Board of Directors ensures that we engage our public accountants to provide only audit and non-audit services that are compatible with maintaining the independence of our public accountants. Our Audit Committee approves or pre-approves all services provided by our public accountants. Permitted services include audit and audit-related services, tax and other non-audit related services. Certain services are identified as restricted. Restricted services are those services that may not be provided by our external public accountants, whether identified in statute or determined in the opinion of our Audit Committee to be incompatible with the role of an independent auditor. All fees identified in the preceding four paragraphs were approved by our Audit Committee. During the fiscal year ended June 30, 2004, our Audit Committee reviewed all non-audit services provided by our external public accountants, and concluded that the provision of such non-audit services was compatible with maintaining the independence of the external public accountants.

                                   SIGNATURES

In accordance with Sections 13 or 15(d) of the Exchange Act, the registrant caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COMPUTERIZED THERMAL IMAGING, INC.

Date: October 11, 2004                     /s/ RICHARD V. SECORD
                                           ----------------------------------
                                           Richard V. Secord
                                           Director, Chairman of the Board and
                                           Chief Executive Officer

In accordance with the Exchange Act, this Annual Repot on Form 10-KSB has been signed by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

/s/ Richard V. Secord                                           October 11, 2004
-------------------------------------
RICHARD V. SECORD
Director, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

/s/ Richard V. Secord                                           October 11, 2004
-------------------------------------
RICHARD V. SECORD
Acting Chief Financial Officer
(Principal Financial Officer)

/s/ Brent M. Pratley, M.D.                                      October 11, 2004
-------------------------------------
BRENT M. PRATLEY, M.D.
Director

/s/ Milton R. Geilmann                                          October 11, 2004
-------------------------------------
MILTON R. GEILMANN
Director

/s/ Harry C. Aderholt                                           October 11, 2004
-------------------------------------
HARRY C. ADERHOLT
Director