Form 10QSB
period 2004-09-30
COMPUTERIZED THERMAL IMAGING INC
filed 2004-11-15
CIK 1021853

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2004

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, par value $0.001, of which 114,561,698 shares were issued and outstanding as of October 30, 2003.

         Transitional Small Business Disclosure Format (check one):
Yes [  ] No [ X ]

                       COMPUTERIZED THERMAL IMAGING, INC.


                                   FORM 10-QSB

                                QUARTERLY REPORT

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements...................................................3

             Condensed Consolidated Balance Sheets as of September 30,
             2004 and June 30, 2004 ...........................................3

             Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the three months ended
             September 30, 2004 and 2003 ......................................4

             Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2004 and 2003..........................5

             Notes to Condensed Consolidated Financial Statements..............6

Item 2.    Management's Discussion and Analysis or Plan of Operation..........10

Item 3.    Controls and Procedures............................................20


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..................................................20

Item 6.    Exhibits and Reports on Form 8-K...................................21

SIGNATURES................................................................... 22


PART I - FINANCIAL INFORMATION
ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                                      COMPUTERIZED THERMAL IMAGING, INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (Unaudited)

                                                                                September 30,        June 30,
                                                                                    2004               2004
                                                                               -------------      -------------
ASSETS                                                                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                    $     28,111       $    168,955
  Accounts receivable-trade, net (less allowance for doubtful accounts of
     $3,199 for September 30, 2004 and June 30, 2004)                                29,800             53,328
  Accounts receivable-other, net                                                         --              1,391
  Inventories                                                                       251,703            260,331
  Prepaid expenses                                                                   79,672             91,474
                                                                               -------------      -------------
        Total current assets                                                        389,286            575,479
                                                                               -------------      -------------

PROPERTY AND EQUIPMENT, Net                                                         164,844            169,358
                                                                               -------------      -------------

INTANGIBLE ASSETS:
  Intellectual property rights, net (less accumulated amortization of accounts of $18,105 and $17,437 for September 30, 2004 and
    June 30, 2004, respectively)                                                     14,742             15,410
                                                                               -------------      -------------

TOTAL ASSETS                                                                   $    568,872       $    760,247
                                                                               =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                                             $    527,331       $    512,542
  Accrued liabilities                                                               119,980            172,036
  Short-term Note Payable                                                           224,018            220,690
  Deferred revenues                                                               1,061,605          1,083,100
                                                                               -------------      -------------
        Total current liabilities                                                 1,932,934          1,988,368
                                                                               -------------      -------------

LONG-TERM NOTE PAYABLE                                                              110,439            109,178
                                                                               -------------      -------------
TOTAL LIABILITIES                                                                 2,043,373          2,097,546
                                                                               -------------      -------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Convertible preferred stock, no par value, 3,000,000 shares authorized; issued-none
  Common stock, $.001 par value, 200,000,000 shares authorized,
     114,561,698 issued and outstanding on September 30, 2004 and
     June 30, 2004                                                                  114,562            114,562
  Additional paid-in capital                                                     95,454,274         95,454,274
  Deficit accumulated                                                           (97,043,337)       (96,906,135)
                                                                               -------------      -------------
        Total stockholders' equity (deficit)                                     (1,474,501)        (1,337,299)
                                                                               -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                           $    568,872       $    760,247
                                                                               =============      =============

                             The accompanying notes are an integral part of these
                                      consolidated financial statements

                       COMPUTERIZED THERMAL IMAGING, INC.
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSEIVE
                                 INCOME (LOSS)
                                   (Unaudited)

                                                        FOR THE
                                                   THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                              --------------------------------
                                                   2004               2003
                                              -------------      -------------

INCOME:
  Product revenues                            $     66,609       $     57,189
  Service revenues                                   9,787              5,508
                                              -------------      -------------
Total Revenues                                      76,396             62,697
                                              -------------      -------------

  Cost of product revenues                         (13,416)           (42,402)
  Cost of service revenues                              --                 --
                                              -------------      -------------
Total cost of revenues                             (13,416)           (42,402)
                                              -------------      -------------

GROSS MARGIN                                        62,980             20,295
                                              -------------      -------------

OPERATING EXPENSES:
  Operating, general and administrative            116,040            544,976
  Litigation settlements                                --                 --
  Research and development                          56,802            366,906
  Marketing                                         17,566            154,056
  Depreciation and amortization                      5,180             54,797
                                              -------------      -------------

    Total operating expenses                       195,588          1,120,735
                                              -------------      -------------

OPERATING LOSS                                    (132,608)        (1,100,440)
                                              -------------      -------------

OTHER INCOME (EXPENSE):
  Interest income                                        4              1,928
  Interest expense                                  (4,618)            (5,425)
  Other                                                 20                 --
                                              -------------      -------------

    Total other income (expense)                    (4,594)            (3,497)
                                              -------------      -------------

NET LOSS                                      $(137,202.00)      $(1,103,937.00)
                                              -------------      --------------

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                  114,561,698        112,344,005
                                              =============      =============

BASIC AND DILUTED LOSS PER COMMON SHARE       $      (0.00)      $      (0.01)
                                              =============      =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                           COMPUTERIZED THERMAL IMAGING, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)

                                                                                            FOR THE
                                                                                      THREE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                               --------------------------------
                                                                                    2004               2003
                                                                               -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $   (137,202)      $ (1,103,937)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
  Depreciation and amortization                                                       5,182             54,797
  Amortization of bond premium (discount)                                                --            (15,192)
  Bad debt expense                                                                       --             63,032
    Accounts receivable - trade                                                      23,528            328,352
    Accounts receivable - other                                                       1,391                 --
    Inventories                                                                       8,628            (27,846)
    Prepaid expenses                                                                 11,802            118,268
    Accounts payable                                                                 14,789            (26,985)
    Accrued liabilities                                                             (47,467)           (28,279)
    Deferred revenues                                                               (21,495)           371,871
                                                                               -------------      -------------
           Net cash used in operating activities                                   (140,844)          (265,919)
                                                                               -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceed from sale of assets                                                            --             22,177
                                                                               -------------      -------------
           Net cash provided by (used in)  investing activities                          --             22,177
                                                                               -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock and warrants,
    net of offering costs                                                      $         --       $  1,000,000
                                                                               -------------      -------------
           Net cash provided by financing activities                                     --          1,000,000
                                                                               -------------      -------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                             (140,844)           756,258

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                               168,955            454,387
                                                                               -------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $     28,111       $  1,210,645
                                                                               =============      =============

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for:
     Interest expense                                                          $         --       $         --
     Income taxes                                                                        --                 --

SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING AND INVESTING ACTIVITIES
  Common stock issued to reduce debenture, interest and
   penalty                                                                     $         --       $    157,277


                                  The accompanying notes are an integral part of these
                                           consolidated financial statements.

                       COMPUTERIZED THERMAL IMAGING, INC.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2004
                                   (UNAUDITED)


NOTE A. UNAUDITED FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

         The condensed consolidated financial statements of Computerized Thermal Imaging (the "Company") for the three-month periods ended September 30, 2004 and 2003 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's results of operation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's most recent Annual Report on Form 10-KSB for the Year Ended June 30, 2004. The consolidated results of operations for the three-month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. In its Annual Report on Form 10-KSB for the Year Ended June 30, 2004, the Company reported that its recurring losses from operations, negative cash flows from operations, the Company's need for additional working capital, and the Company's continuing struggle to obtain FDA approval for its primary product raised substantial doubt about the Company's ability to continue as a going concern. The Company's independent auditors have also expressed their doubts about the Company's ability to continue as a going concern.

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


NOTE B. REVENUE RECOGNITION

         The Company generates revenues from sales of its products and from services provided to its customers. The Company sells its products to independent distributors and to end customers. With the exception of sales transactions in which a customer may return a defective product, the Company does not provide its customers with other rights to return products.

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

         The Company has adopted the practice of deferring revenue on shipments to distributors until cash payment from the distributor is received by the Company, which is generally when the product is sold by the distributor to the end customer.

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

         Service revenue is derived from non-destructive testing of turbine blades and other items as well as service of medical equipment previously sold but not covered by warranty. Service revenue is recognized upon the completion of the services provided. The Company offers extended warranties on certain of its products. Warranty revenue is recognized ratably over the period of the agreement as services are provided.

NOTE C. DEFERRED REVENUE

         Deferred revenues at September 30, 2004 was approximately $1,061,605, and consisted of $660,000 of deferred revenues from the NanDa licensing and manufacturing agreement, $11,665 of deferred warranty revenues and $389,940 of deferred industrial revenues and deposits relating the Turbine Blade Inspection System ("TBIS") the Company shipped to Pratt & Whitney. Deferred revenues at June 30, 2004 was approximately $1,083,100, and consisted of $10,000 of deferred medical revenues, $660,000 of deferred revenues associated with a manufacturing/licensing agreement between the Company and NanDa Thermal Medical Technology, Inc. ("NanDa"), $7,705 of deferred warranty revenues and $415,395 of deferred industrial revenues and deposits relating primarily to the TBIS the Company shipped to Pratt & Whitney.

              DEFERRED REVENUES               SEPTEMBER 30,     JUNE 30,
                                                  2004            2004
                                               ----------      ----------
                      NanDa Licensing             660,000         660,000
                      Industrial Products         389,940         415,395
                      Warranty Revenue             11,665           7,705
                                               ----------      ----------
               Total Deferred Revenue          $1,061,605      $1,083,100
                                               ==========      ==========

         Industrial products deferred revenue consists of non-destructive testing devices shipped to Pratt & Whitney. The Company anticipates that it will recognize these sales when it has completed its obligations under the purchase agreements with Pratt & Whitney. Although the equipment has been shipped, installed, and is in use the customer awaits a final calibration and test performed on site by the Company. The $389,940 has been paid by Pratt & Whitney. The Company has deferred the full amount of the contract until the final calibration and testing can be performed on customer site. This is in accordance with the Company's revenue recognition policy.

         The Company's Manufacturing License Agreement with NanDa (the "NanDa Agreement") is billed in stages. The Company has billed NanDa $660,000 to date and received payment for $660,000. The NanDa Agreement obligates the Company to provide training services for NanDa employees in the United States and in China. The Company has provided the training services for NanDa employees in the United States, but, has yet to train in China. Therefore, according to the Company's revenue recognition policy, the Company will not recognize any revenue from the NanDa Agreement until all its obligations are performed or the NanDa Agreement is deemed to be complete.

NOTE D. INVENTORIES

         Inventories are stated at the lower-of-cost or market with cost determined using the first-in first-out method of accounting. As of the dates set forth below, the Company's inventories consisted of the following:


                    Raw materials        $   613,630     $   616,508
                    Inventory reserve    (629,967.00)    (629,967.00)
                    Work-in process           18,629          18,629
                    Finished goods           249,411         255,161
                                         ------------    ------------
                    Total                $   251,703     $   260,331
                                         ============    ============

         Finished goods inventory at September 30, 2004 consisted of approximately $249,411 of finished goods ready for sale, $18,629 in the manufacturing process and $613,630 of raw materials. In their report on the Company's condensed consolidated financial statements for the year ended June 30, 2004, the Company's independent auditors expressed concern regarding the Company's ability to continue its operations as a going concern. As a result of that concern, coupled with the decision of the U.S. Food and Drug Administration (the "FDA") to deny pre-market approval of the Company's breast imaging system, (the "BCS 2100"), the Company has treated its inventories as impaired assets on its condensed consolidated financial statements for the quarter ended September 30, 2004. The impairment is held in a reserve account and represents about 71% of all inventories.

         The Company has in the past reserved for excess and obsolete inventory by comparing inventory on hand to estimated consumption during the next twelve months. Consumption is estimated by annualizing trailing three or six -month sales volumes, adjusting those volumes for known activities and trends, then comparing forecast consumption to quantity on hand. However, the Company evaluates all inventories to determine if the total impaired book value could be recovered if liquidation becomes necessary. The Company felt no need to impair additional inventory in the quarter ended September 30, 2004 NOTE E. INCOME TAXES

         The Company accounts for income taxes using the liability method. Under this method, the Company records deferred income taxes to reflect future year tax consequences of temporary differences between the tax basis of assets and liabilities and their financial statement amounts. The Company has reviewed its net deferred tax assets, together with net operating loss carry-forwards, and has provided a valuation allowance to reduce its net deferred tax assets to their net realizable value. Due to the going concern status of the Company there are no deferred tax assets.

NOTE F. CONTINGENCIES

SEC INVESTIGATION

         In December 2002, we were requested to provide certain documents to the SEC and the U.S. Department of Justice in connection with an investigation regarding possible violations of the insider trading prohibitions found in the federal securities laws. We have responded to the Commission's requests for copies of documentation, and members of CTI management have provided testimony to the Commission. To date, we have incurred approximately $650,000 in legal costs in complying with these requests. CTI also may be required to indemnify its officers and directors in connection with fees incurred in connection with these investigations. Our efforts to respond to the Commission's requests have required, and in the future may require, significant additional legal expenses, may make fund raising more difficult if not impossible, and will distract management from our day-to-day operations.

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

NOTE G. RECENT DEVELOPMENTS

         On June 30, 2004 the Company filed a "Citizen Petition" with the FDA contending that consideration of the Company's application for pre-market approval was severely and improperly prejudiced because of pervasive bias against the Company by the FDA staff reviewers who improperly undermined the review of the Company's application and ultimately caused the FDA to reject that application. The Company is seeking internal documents within the FDA to determine the basis for the FDA staff's behavior. The full text of the full Citizen Petition and 23 exhibits thereto are available at http://www.fda.gov/ohrms/dockets/dailys/04/july04/070104/04p-0276-cp00001-toc.htm.

Note H - Other Regulatory Matters

         The Company has received a Medical Device License from Health Canada to market the BCS 2100 in Canada. In late August 2004, the Company shipped the first BCS 2100 to Ville Marie in Montreal, Canada for a one-to-three month evaluation that may result in a lease of the device at the end of evaluation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         FORWARD-LOOKING STATEMENTS CONCERNING OUR BUSINESS

         The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements, the notes thereto and the other information included in this Report. Certain statements in this "Management's Discussion and Analysis or Plan of Operation" are forward-looking statements. When used in this document, the words "expects," "anticipates," "intends," "plans," "may," "believes," "seeks," "estimates," and similar expressions generally identify forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. For a more detailed discussion of these and other business risks, see "Factors that May Affect Future Results."

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

         Our current products are the BCS 2100, Photonic Stimulator, Thermal Image Processor ("TIP") and our TBIS. We have historically marketed our products with an internal sales force and through independent distributors. At present, however, due to our troubled financial condition, we are not actively marketing our products. To date, our revenues have been generated principally from the sale of our Photonic Stimulator, TIP, TBIS and services provided in connection with our TBIS.

         Given our inability to market our principal product unless we secure FDA pre-market approval, our need to raise capital to fund our operations, our history of losses ($96 million since inception), and the risk of pending or future litigation, our independent auditor's opinion dated September 24, 2004 contains a "going concern qualification," meaning that our independent auditors have indicated that there is substantial doubt as to our ability to continue as a going concern. Our efforts to raise additional funds to date have been only marginally successful. Since the FDA's rejection of our application for pre-market approval of the BCS 2100 in December 2002, we have raised $500 thousand in advances under an equity line of credit with Beach Boulevard, $1.32 million through a private issuance of restricted stock, $660 thousand from the NanDa Agreement and $220 thousand from short-term notes. We have pursued additional financing transactions, but, as of the date of this Report, we have been unsuccessful in our efforts to raise additional capital. Regardless of the FDA's ultimate decision regarding our application for pre-market approval of the BCS2100, we will require additional capital to execute our operating plan, which may include more clinical trials, research and development, marketing into Canada and marketing and manufacturing expenses.

         The following discussion and analysis of our consolidated financial condition and results of operations should be read in conjunction with our audited condensed consolidated financial statements and notes thereto contained in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.

         CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements requires us to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgment involved and its potential impact on our reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period, and would materially impact our financial condition or results of operations. Our significant accounting policies are discussed in
Note 1 of the Notes to Condensed Consolidated Financial Statements. Critical estimates inherent in these accounting policies are discussed in the following paragraphs. Our management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors.

         CASH AND CASH EQUIVALENTS -- Cash and cash equivalents include cash in checking accounts and short-term highly liquid investments with an original maturity of one year or less.

         REVENUE RECOGNITION --Revenue recognition is a significant business process that requires management to make estimates and assumptions. We recognize revenue from product sales after shipment when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations remain, the price or fee is fixed or determinable, and collection is probable. If these conditions are not met, revenue is deferred until such obligations and conditions are fulfilled.

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

         INVENTORY RESERVES -- We have in the past reserved for excess and obsolete inventory by comparing inventory on hand to estimated consumption during the next twelve months. Consumption is estimated by annualizing trailing three or six-month sales volumes, adjusting those volumes for known activities and trends, then comparing forecast consumption to quantity on hand. However, we evaluate all inventories to determine if the total impaired book value could be recovered if liquidation is necessary. We felt no need to impair additional inventory during the quarter ended September 30, 2004 TRENDS/UNCERTAINTIES AFFECTING CONTINUING OPERATIONS

         We are exposed to the opportunities and risks usually associated with marketing and manufacturing novel products, including staff retention and recruiting, market acceptance of our products, product warranty, bad debts and inventory obsolescence. We expect to earn revenues from the sale of our products, but there is no guarantee that these revenues will recover all the costs of marketing, selling and manufacturing our products.

         We have only internet marketing efforts at present due to our current lack of resources. If we are able to acquire additional capital, of which there can be no assurance, we hope to be able to resume marketing efforts by building relationships with manufacturers, medical equipment dealers, physicians and clinical investigators; communicating with our target markets by attending trade shows and conferences, making direct sales calls, and sponsoring clinics in which we could introduce and demonstrate our products. We believe marketing medical products through trade shows, conference presentations, direct mail and inside sales, augmented with dealers, provides a low-cost, high-leverage approach to diagnostic imaging and pain management practitioners.

         If resources permit, we hope to be able to organize clinical studies with institutions and practitioners to obtain user feedback and to secure technical papers for training and marketing purposes. These strategies represent a significant investment of time and resources and in the past have provided useful information; however, there can be no guarantee that these strategies will lead to market acceptance of our products.

         To date, we have had limited operating revenues from the sale of our products and services ($3.9 million in total revenues since inception). We cannot provide any assurance that we will achieve profitability in the future. Our immediate priorities are to expand our market in Canada where we have obtained the necessary licenses for our current product offerings to pursue the U.S. market for our TIP and Photonic Stimulator; and to reconcile issues presented to the FDA in our Citizens Petition. At this time, we are unsure how much time and additional financing we will require to resolve issues with the FDA. We are also unsure about our ability to raise additional financing that will be required to continue our business operations. These uncertainties, among others, raise doubts about our ability to continue as a going concern.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Our operating results and financial condition are subject to substantial risks and uncertainties. These risks and uncertainties include, but are not limited to, the following:

         o Our failure to raise additional capital could cause us to severely curtail operations, which would likely result in immediate and substantial dilution to our shareholders, or cease operations entirely, which would likely eliminate any value in our common stock.

         o Our failure to obtain FDA approval of our BCS 2100 would have a material adverse impact on our results of operation and financial condition, and may result in cessation of our operations entirely.

         o We have limited revenues from operations and may never have substantial revenue from operations.

         o Failure to obtain insurance reimbursement codes for our BCS 2100 may make the BCS 2100 unmarketable, thereby threatening the continued operation of our company and adversely affecting shareholder value.

         o We expect to continue to incur losses, deficits, and deficiencies in liquidity for the foreseeable future. Unless we are able to reverse those trends, we will likely be unable to continue our operations.

         o We may sell assets or reduce activities to fund operations, which could adversely affect shareholder value.

         o The recent volatility in the market price of our common stock could continue and adversely affect shareholder value.

         o We could issue preferred stock or sell other securities or other financing instruments, including convertible debt, which could result in significant dilution to existing shareholders.

         o We rely on third parties in the development and manufacture of key components for our products. If they fail to perform, product development and/or production could be substantially delayed.

         o If we are unsuccessful in preventing others from using our intellectual property, we could lose a competitive advantage. If our intellectual property infringes the rights of other parties, we could incur damages or be forced to cease using marketing or selling those products.

         o We do not have product liability insurance; if we are made subject to a products liability claim, whether or not the claim is meritorious, our results of operation and financial condition may be adversely affected.

OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS.

         The foregoing factors should be read in conjunction with our audited condensed consolidated financial statements, notes thereto and risk factors set forth in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004 (the "Form 10-KSB"). Many of the risks identified above are discussed in greater detail in the Form 10-KSB.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2004, COMPARED TO QUARTER ENDED SEPTEMBER 30, 2003.

         REVENUES

         Revenues for the quarter ended September 30, 2004 increased $14 thousand, or 22%, from $63 thousand during the same period last year to $76 thousand this year; $17 thousand of the revenues generated during the quarter ended September 30, 2004 resulted from rental of our TIP cameras to Health Canada for the detection of high temperatures of travelers in airports as part of the screening for the SARS virus; $15 thousand resulted from the sale of our Photonic Stimulator; $13 thousand from the sale of our TIP camera; $15 thousand from repairs, service, and warranties for the TIP and Photonic Stimulator; $5 thousand from industrial repairs; and the remaining $11 thousand in other revenue. For the same quarter last year, nearly all the recognized revenue was from sale of refurbished Photonic Stimulators. The increase in revenue is attributable to existing customers and contracts needing our services to maintain our previously acquired products.

         There were no unfulfilled orders as of September 30, 2004 or September 30, 2003. Backlog on the unbilled portion of the NanDa contract amounts to approximately $360 thousand. We continue to work with NanDa as they seek SFDA (the China equivalent of the U.S. FDA) approval of our products. NanDa has indicated that they currently expect SFDA acceptance before January of 2005. At that point we hope to be able to complete our contract by completing the final training in China, invoicing NanDa for $360 thousand and recognizing deferred revenue of $660 thousand previously invoiced and paid.

         We recognized $30 thousand, or 39% of total revenue, in foreign sales during the quarter ended September 30, 2004, compared to approximately $18 thousand, or 29% of total revenues, for the quarter ended September 30, 2003. Revenues during the quarter ended September 30, 2004 were attributable primarily to the rental of camera to a Canadian entity and service for an industrial camera for a German company. Sales during the comparable quarter of 2003 consisted of $18 thousand in Photonic Stimulator sales, primarily to Canada and China.

         COSTS AND EXPENSES

         Gross margins for the quarter ended September 30, 2004 were $62 thousand, compared to $20 thousand for the same period last year. Total cost of goods sold for the quarter ended September 30, 2004 was approximately $13 thousand, compared to $42 thousand for the same period last year.

         The increase in gross margin resulted primarily from the significant reduction in our cost of goods sold. Our cost of goods declined for several principal reasons. First, we have dramatically reduced our operations, which has resulted in significantly lower revenues, but has also reduced our cost of goods. Second, in part as a result of our reduced level of operations, we have experienced lower costs of servicing equipment. Third, due to a slight over-accrual of warranty costs during prior periods, we did not incur warranty costs for the quarter ended September 30, 2004.

         General and administrative expenses for the quarter ended September 30, 2004 were $116 thousand, compared to $545 thousand for the same period last year, a decrease of $429 thousand, or 79%. The decrease reflected our efforts to reduce costs and preserve cash. The decrease included a decline in salary and employee benefits expense, from $158 thousand to $71 thousand (a decrease of $87 thousand, or 55%), a decline in legal expense, from $244 thousand to $19 thousand (a decrease of $224 thousand, or 92%), a reduction in professional services expense, from $48 to $7 thousand (a decrease of $40 thousand, or 85%), a reduction in insurance expense, from $36 to $0 (a decrease of $36 thousand, or 100%), and a decline in other expenses, from $60 to $19 thousand (a decrease of $41 thousand, or 68%).

         Marketing expenses for the quarter ended September 30, 2004 were $18 thousand, compared to $154 thousand for the same period last year, a decrease of $136 thousand, or 89%. The decrease included a decline in salary and employee benefits expense, from $68 thousand to $10 thousand (a decrease of $58 thousand, or 86%), a decline in advertising expense, from $5 thousand to $0 (a decrease of $5 thousand, or 100%), a reduction in insurance expense, from $14 thousand to $0 (a decrease of $14 thousand, or 100%), and a decline in other office expenses, from $67 thousand to $8 thousand (a decrease of $59 thousand, or 89%).

         Research and development expenses for the quarter ended September 30, 2004 were $57 thousand, compared to $367 thousand for the same period last year, a decrease of $310 thousand, or 85%. The decrease included a decline in salary and employee benefits expense, from $213 thousand to $41 thousand (a decrease of $172 thousand, or 81%), a decline in legal expense, from $47 thousand to $0 (a decrease of $47 thousand, or 100%), a reduction in office expense, from $18 thousand to less than $1 thousand (a decrease of over $17 thousand, or 98%), a decline in rent expense, from $12 to $6 thousand (a decrease of $6 thousand, or 50%), a reduction in insurance expense, from $48 to $0 (a decrease of $48 thousand, or 100%), and a decline in other expenses, from $28 to $10 thousand (a decrease of $18 thousand, or 66%).

         We believe securing pre-market approval from the FDA for our BCS 2100 would benefit us greatly in obtaining additional funding. However, due to the delay in FDA response, we have been forced to conserve cash by reducing expenses throughout the company. We feel it is not wise to continue development of a product that has not yet been approved by the FDA. As a result, we are focusing our efforts on the Canadian market for our BCS 2100, where we have obtained the licenses necessary to market our BCS 2100, and the Canadian, US and Chinese markets for the sale of our TIP system and Photonic Stimulator.

         We plan to continue conducting clinical studies at a much reduced level, utilizing the BCS 2100, primarily in Canada, to obtain user feedback, test product enhancements as they become available, to secure technical papers and for training and educational marketing purposes. Clinical studies are not the same as clinical trials, which we conducted in connection with our application to the FDA for pre-market approval purposes.

         Depreciation and amortization expense for the quarter ended September 30, 2004 was $5 thousand, compared to $55 thousand for the same period last year, a decrease of $50 thousand, or 91%. The reduction was a largely a result of a fiscal 2003 decision to impair of our all assets to reflect possible recovery values due to the concern expressed by our auditors that CTI may not be able to continue as a going concern. The reduction was also related to the consolidation of our offices, which reduced the depreciation of leasehold improvements of the abandoned leases. There was no additional impairment in the quarter ended September 30, 2004.

         OPERATING INCOME / LOSS

         We recorded an operating loss of $133 thousand for the quarter ended September 30, 2004, compared to an operating loss of $1.1 million for the quarter ended September 30, 2003. The operating loss improvement of approximately $96 thousand was due principally to our receipt of revenues resulting from an existing customer's need for repairs and service on previously purchased products, contrasted with the necessity of reducing costs due to our current lack of cash.

         OTHER INCOME

         Net interest and other expense for the quarter ended September 30, 2004 increased $1 thousand from the same quarter of 2003, from $3.5 thousand to a net expense of $4.5 thousand. Interest expense is primarily an accrual of imputed interest on three loans of $100 thousand, $200 thousand and $20 thousand, all to related parties.

         NET INCOME/(LOSS)

         We recorded a net loss of $137 thousand for the quarter ended September 30, 2004, compared to a net loss of $1.1 million for the quarter ended September 30, 2003. For the quarter ended September 30, 2004, the loss attributable to common shareholders was $137 million, or ($0.001) per share, compared to a loss attributable to common shareholders of $1.7 million, or ($0.01) per share, for the quarter ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         SOURCES AND USES OF LIQUIDITY

         Our sources of funds used for operations have historically come from selling common stock, as well as the issuance and exercise of options and warrants, revenues generated from operations, sales of marketable securities, interest earned from marketable securities available for sale and debt assumption.

         For the quarter ended September 30, 2004 our sole source of cash was from sales and collection of prior sales. We did not generate cash from the sale of equity or issuance of debt during the period. Comparably, during the quarter ended September 30, 2003 we generated no in cash from the sale of equity.

         Our cash requirements include, but are not limited to, general corporate expenses including employee salaries and benefits, lease payments on office space, legal and accounting fees for litigation and public company reporting requirements, costs of clinical trials and studies and technical support, FDA consulting expenses, procurement of inventory and supply expenses associated with our efforts to develop, manufacture and market our medical and industrial applications. We have reduced many of these costs in an effort to preserve cash; however, a most of these costs are attributable to activities that are necessary to continue our operations.

         Net cash used in operating activities for the three months ended September 30, 2004 was $141 thousand, compared to $266 thousand for the three months ended September 30, 2003. The decrease in cash used in operating activities was primarily a result of our efforts to decrease our expenses and cash outlays and is affected by fluctuations in accounts receivable, accounts payable and accrued expense balances.

         Excluding an allowance for doubtful accounts of $1 thousand for the three months ended September 30, 2004, accounts receivable decreased approximately $23 thousand from $53 thousand to $30 thousand at September 30, 2004, compared to June 30, 2004. The decrease in receivables relates timing of collections of receivables.

         Net cash provided by investing activities for the three months ended September 30, 2004 was $0, compared to net cash used in investing activities of $22 thousand in the three months ended September 30, 2003. The cash used during the three months ended September 30, 2003 was attributable primarily to the sale of assets.

         Net cash provided by financing activities was $0 for the three months ended September 30, 2004, compared to $1 million during the three months ended September 30, 2003. On July 9, 2003 we closed a private placement of sold 3,344,482 shares of our common stock to Therfield Holdings LTD., a limited liability company formed under the laws of the British Virgin Islands, for $1 million.

         As a result of the foregoing, our net cash outflow was $141 thousand during the three months ended September 30, 2004, compared to a $756 thousand increase in the three months ended September 30, 2003.

         Cash and cash equivalents at September 30, 2004 were $28 thousand, compared to $1.2 million at September 30, 2003.

         As of November 1, 2004, our current monthly expense rate is under $60 thousand; our monthly expense rate at our former full operational level was approximately $1,100 thousand. As of November 1, 2004, we had cash, accounts receivable and pre-paid expenses of approximately $138 thousand and current liabilities of approximately $911 thousand. These current liabilities consist of approximately $527 thousand of accounts payable, $160 thousand of accrued liabilities, and $224 thousand of short-term notes payable. Accordingly, unless we are able to secure additional funding from a third party, we do not currently have sufficient working capital to sustain our operations, which are already substantially reduced, beyond December 2004. Our failure to secure additional funding may result in discontinuance of our operations. We may also seek, or become involuntarily subject to, protection under applicable bankruptcy laws, and regulations.

         We have no contractual obligations nor commitments as of September 30, 2004. All rentals and leases are on a month-to-month basis.

CAPITAL REQUIREMENTS/PLAN OF OPERATION

         Our capital requirements have varied significantly from our estimates and will likely continue to vary from those estimates. Our capital requirements depend upon numerous factors including, but not limited to: a) FDA approval process; b) results of pre-clinical and clinical testing; c) costs of technology; d) time and costs involved in obtaining other regulatory approvals;
e) costs of filing, defending and enforcing any patent claims and other intellectual property rights; f) the economic impact of developments in competing technology and our markets; g) competing technological and market developments; h) the terms of any new collaborative, licensing and other arrangements that we may establish; i) litigation costs; and j) costs we incur in responding to inquiries and investigations conducted by the SEC and other governmental entities.

         Since inception, we have generated significant losses from operations ($97 million) and, although we have generated some revenues ($3.9 million), we are still a development stage enterprise. We have taken actions to reduce our expenses and cash consumption; however, we expect to incur additional operating losses for the indefinite future. Our working capital requirements in the foreseeable future will depend on a variety of factors and assumptions. In particular, we will need to obtain additional financing through additional equity and/or debt financings or through the sale of assets (including our intellectual property) during fiscal year 2005. If we raise additional funds through the issuance of equity securities or other financing instruments which are convertible for equity securities, our shareholders may experience significant dilution that would aversely affect the price of our common stock. Furthermore, there can be no assurance that additional financing will be available when needed or at all, or that if available, such financing will be on terms favorable to us or our shareholders. If financing is not available when required or is not available on acceptable terms, we may be required to curtail our operating plan and will likely not be able to continue operations as a going concern.

         We do not have sufficient capital to cover: 1) the expected costs of additional clinical studies currently required by the FDA; or 2) the anticipated expense of funding our business plan over the next year. We will not be able to continue our business operations unless we obtain additional capital immediately. This capital, if obtained, could be generated through issuance of securities, assumption of loans, sale of assets (including our intellectual property); however, we have no commitments for any capital infusion, and can give no assurance that we will be able to raise any such capital. Furthermore, our troubled financial condition, as well as the lack of FDA pre-market approval of the BCS2100 have made it difficult if not impossible to raise capital needed to continue our operations. If we are not successful in quickly raising additional capital, we will have to scale back our business plan or discontinue operations.

         As of September 30, 2004, we believed that we had sufficient liquidity to sustain current operations for next four months. Our monthly expense rate at that time averaged $65 thousand, we had cash, marketable securities, accounts receivable and pre-paid expenses of approximately $138 thousand and current liabilities (excluding the debenture and deferred revenue) of approximately $911 thousand. On a short-term basis, we believed we would be able to fund our operations with cash on hand and the proceeds of our receivables and current sales activities; however, to fund our operations over the long term (more than 4 months) we believed we would need to raise additional capital or curtail our operation.

         As of November 1, 2004, we have reduced operating expenses and curtailed operating activities. Overall, we have reduced our monthly cash consumption to under $55 thousand, which we currently believe will be adequate to sustain our curtailed operations only through December 2004. We have systematically reduced expenses by eliminating all expenditures except for the those necessary to fill orders, file regulatory reports, and seek funding. If we are unable to secure additional capital, we will likely be forced to discontinue operations entirely.

ITEM 3. CONTROLS AND PROCEDURES

         (a) Based on the evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, our president and our chief financial officer have concluded that, as of June 30, 2004, our disclosure controls and procedures were effective.

         (b) We are not presently required to conduct quarterly evaluations of our internal control over financial reporting pursuant to paragraph (d) of Rules 13a-15 or 15d-15 promulgated under the Exchange Act. We are, however, in the process of designing, evaluating and implementing internal controls in anticipation of the date when we will become subject to such evaluation requirements.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

SEC INVESTIGATION

         In December 2002, we were requested to provide certain documents to the SEC and the U.S. Department of Justice in connection with an investigation regarding possible violations of the insider trading prohibitions found in the federal securities laws. We have responded to the Commission's requests for copies of documentation, and members of CTI management have provided testimony to the Commission. To date, we have incurred approximately $650,000 in legal costs in complying with these requests. CTI also may be required to indemnify its officers and directors in connection with fees incurred in connection with these investigations. Our efforts to respond to the Commission's requests have required, and in the future may require, significant additional legal expenses, may make fund raising more difficult if not impossible, and will distract management from our day-to-day operations.

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

(b) REPORTS ON FORM 8-K (NONE)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


COMPUTERIZED THERMAL IMAGING, INC.
(Registrant)

/s/Richard V. Secord
----------------------------------
Dated November 15, 2004
Richard V. Secord
Chairman & Chief Executive Officer