Form 10QSB
period 2004-12-31
COMPUTERIZED THERMAL IMAGING INC
filed 2005-02-14
CIK 1021853

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2004

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ___________ to _____________

                        Commission file number: 001-16253

                       COMPUTERIZED THERMAL IMAGING, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               NEVADA                                           87-0458721
    -------------------------------                         -------------------
    (State or other jurisdiction of                           (IRS Employer
     incorporation or organization)                         Identification No.)

         1719 West 2800 South
              Ogden, Utah                                         84401
 ---------------------------------------                        ----------
 (Address of principal executive offices)                       (Zip Code)

                                 (801) 776-4700
                                 --------------
              (Registrant's telephone number, including area code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [  ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, par value $0.001, of which 114,561,698 shares were issued and outstanding as of January 31, 2005.

         Transitional Small Business Disclosure Format (check one):
Yes [  ] No [ X ]

                       COMPUTERIZED THERMAL IMAGING, INC.


                                   FORM 10-QSB

                                QUARTERLY REPORT

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements................................................3

             Condensed Consolidated Balance Sheets as of December 31, 2004
             and June 30, 2004 ................................................3

             Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the three months ended
             December 31, 2004 and 2003 .......................................4

             Condensed Consolidated Statements of Cash Flows for the
             three months ended December 31, 2004 and 2003.....................5

             Notes to Condensed Consolidated Financial Statements..............6

Item 2.    Management's Discussion and Analysis or Plan of Operation..........11

Item 3.    Controls and Procedures............................................22


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..................................................22

Item 6.    Exhibits ..........................................................23

SIGNATURES....................................................................24

PART I - FINANCIAL INFORMATION
ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                                            COMPUTERIZED THERMAL IMAGING, INC.
                                          CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                           DECEMBER 31,        JUNE 30,
                                                                                              2004               2004
                                                                                          -------------     -------------
                                                                                           (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                               $      2,176      $    168,955
  Accounts receivable-trade, net (less allowance for doubtful accounts of $0 at
    December 31, 2004 and $3,199 at June 30, 2004)                                                  --            53,328
  Accounts receivable-other, net                                                                    --             1,391
  Inventories                                                                                  242,307           260,331
  Prepaid expenses                                                                              45,053            91,474
                                                                                          -------------     -------------
        Total current assets                                                                   289,536           575,479
                                                                                          -------------     -------------

PROPERTY AND EQUIPMENT, Net                                                                    154,261           169,358
                                                                                          -------------     -------------

INTANGIBLE ASSETS:
  Intellectual property rights, net (less accumulated amortization of accounts
    of $19,440 and $17,437 for December 31, 2004 and June 30, 2004, respectively)               13,407            15,410
                                                                                          -------------     -------------

TOTAL ASSETS                                                                              $    457,204      $    760,247
                                                                                          =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                                                        $    529,090      $    512,542
  Accrued liabilities                                                                          155,516           172,036
  Short-term Note Payable                                                                      227,345           220,690
  Deferred revenues                                                                          1,057,548         1,083,100
                                                                                          -------------     -------------
        Total current liabilities                                                            1,969,499         1,988,368
                                                                                          -------------     -------------

LONG-TERM NOTE PAYABLE                                                                         111,700           109,178
                                                                                          -------------     -------------
TOTAL LIABILITIES                                                                            2,081,199         2,097,546
                                                                                          -------------     -------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Convertible preferred stock, no par value, 3,000,000 shares authorized; issued-none
  Common stock, $.001 par value, 200,000,000 shares authorized, 114,561,698 issued
    and outstanding on December 31, 2004 and June 30, 20004                                    114,562           114,562
  Additional paid-in capital                                                                95,454,274        95,454,274
  Deficit accumulated                                                                      (97,192,831)      (96,906,135)
                                                                                          -------------     -------------
        Total stockholders' equity (deficit)                                                (1,623,995)       (1,337,299)
                                                                                          -------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                      $    457,204      $    760,247
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

                                                            3

                                         COMPUTERIZED THERMAL IMAGING, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSEIVE INCOME (LOSS)
                                                    (Unaudited)


                                                         FOR THE                               FOR THE
                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                       DECEMBER 31,                          DECEMBER 31,
                                            ---------------------------------     ---------------------------------
                                                 2004                2003              2004               2003
                                            --------------     --------------     --------------     --------------
INCOME:
  Product revenues                          $      54,480      $      69,656      $     121,088      $     122,002
  Service revenues                                  1,690             23,989             11,477             34,340
                                            --------------     --------------     --------------     --------------
Total Revenues                                     56,170             93,645            132,565            156,342
                                            --------------     --------------     --------------     --------------

  Cost of product revenues                         (9,106)           (20,530)           (22,523)           (62,932)
  Cost of service revenues                             --                 --                 --                 --
                                            --------------     --------------     --------------     --------------
Total cost of revenues                             (9,106)           (20,530)           (22,523)           (62,932)
                                            --------------     --------------     --------------     --------------

GROSS MARGIN                                       47,064             73,115            110,042             93,410
                                            --------------     --------------     --------------     --------------

OPERATING EXPENSES:
  Operating, general and administrative           138,135            379,839            254,176            924,816
  Litigation settlements                               --            100,000                 --            100,000
  Research and development                         34,104            296,794             90,906            663,700
  Marketing                                         7,875             97,073             25,441            251,128
  Depreciation and amortization                    11,919             40,903             17,099             95,700
                                            --------------     --------------     --------------     --------------

    Total operating expenses                      192,033            914,609            387,622          2,035,344
                                            --------------     --------------     --------------     --------------

OPERATING LOSS                                   (144,969)          (841,494)          (277,580)        (1,941,934)
                                            --------------     --------------     --------------     --------------

OTHER INCOME (EXPENSE):
  Interest income                                      57              2,257                 61              4,185
  Interest expense                                 (4,598)                --             (9,221)            (5,425)
  Other                                                24                 --                 44                 --
                                            --------------     --------------     --------------     --------------

    Total other income (expense)                   (4,517)             2,257             (9,116)            (1,240)
                                            --------------     --------------     --------------     --------------

NET LOSS                                    $    (149,486)     $    (839,237)     $    (286,696)     $  (1,943,174)
                                            --------------     --------------     --------------     --------------

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                 114,561,698        112,706,442        114,561,698        112,706,442
                                            ==============     ==============     ==============     ==============

BASIC AND DILUTED LOSS PER COMMON SHARE     $       (0.00)     $       (0.01)     $       (0.00)     $       (0.02)
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

                                                         4

                               COMPUTERIZED THERMAL IMAGING, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)


                                                                              FOR THE
                                                                         SIX MONTHS ENDED
                                                                            DECEMBER 31,
                                                                   -----------------------------
                                                                       2004             2003
                                                                   ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $  (286,696)     $(1,943,174)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
  Depreciation and amortization                                         17,100           54,797
  Amortization of bond premium (discount)                                   --          (15,192)
  Bad debt expense                                                          --           63,032
    Accounts receivable - trade                                         53,328          328,352
    Accounts receivable - other                                          1,391               --
    Inventories                                                         18,024          (27,846)
    Prepaid expenses                                                    46,421          118,268
    Accounts payable                                                    16,548          (26,985)
    Accrued liabilities                                                 (7,343)         (28,279)
    Deferred revenues                                                  (25,552)         371,871
                                                                   ------------     ------------
           Net cash used in operating activities                      (166,779)      (1,105,156)
                                                                   ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceed from sale of assets                                               --           22,177
                                                                   ============     ============

           Net cash provided by (used in) investing activities              --           22,177
                                                                   ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock and warrants,
    net of offering costs                                          $        --      $ 1,000,000
                                                                   ============     ============
           Net cash provided by financing activities                        --        1,000,000
                                                                   ------------     ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                (166,779)         (82,979)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                  168,955          454,387
                                                                   ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $     2,176      $   371,408
                                                                   ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for:
     Interest expense                                              $        --      $        --
     Income taxes                                                           --               --

SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING AND INVESTING ACTIVITIES
  Common stock issued to reduce debenture, interest and
   penalty                                                         $        --      $   157,277


     The accompanying notes are an integral part of these consolidated financial statements.

                                               5

                       COMPUTERIZED THERMAL IMAGING, INC.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2004
                                   (UNAUDITED)

NOTE A. UNAUDITED FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

         The condensed consolidated financial statements of Computerized Thermal Imaging (the "Company") for the three-month and six-month periods ended December 31, 2004 and 2003 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's results of operation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's most recent Annual Report on Form 10-KSB for the Year Ended June 30, 2004. The consolidated results of operations for the three-month and six-month periods ended December 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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

         On January 11, 2005 Computerized Thermal Imaging, Inc. entered into the attached "PREFERRED STOCK ISSUANCE AGREEMENT" with Strategica Management, LLC.

         Strategica Management, LLC is a Merchant banking and Financial services company that provides advisory and financial services to its client business. Strategica provides or arranges debt and/ or equity capital and value, and venture partners for clients and provides financial and business advisory services utilizing its relationships and financial expertise for emerging companies. Through their combined experience, Strategica executives have been involved with a variety of debt, equity, mergers, acquisitions and financings in multi-millions of dollars. Strategica is diversified as to industry and geography and is proficient in providing management support, creative financial strategies and sophisticated debt restructurings. (www.strategica.net) We believe that Strategica will be able to lead us to the funding necessary to sustain the company while helping us to pursue the customer contracts necessary to become profitable.

         The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.


NOTE B. REVENUE RECOGNITION

         The Company generates revenues from sales of its products and from services provided to its customers. The Company sells its products to independent distributors and end customers. With the exception of sales transactions in which a customer may return a defective product, the Company does not provide its customers with other rights to return products.

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

NOTE C. DEFERRED REVENUE

         Deferred revenues at December 31, 2004 was approximately $1,057,548, and consisted of $660,000 of deferred revenues associated with a manufacturing/licensing agreement (the "NanDa Agreement") between the Company and NanDa Thermal Medical Technology, Inc. ("NanDa"), $7,608 of deferred warranty revenues and $389,940 of deferred industrial revenues and deposits relating a Turbine Blade Inspection System ("TBIS") the Company shipped to Pratt & Whitney. Deferred revenues at June 30, 2004 was approximately $1,083,100, and consisted of $660,000 of deferred revenues associated with the NanDa Agreement, $7,705 of deferred warranty revenues and $415,395 of deferred industrial revenues and deposits relating primarily to the TBIS the Company shipped to Pratt & Whitney.

               DEFERRED REVENUES            DECEMBER 31,      JUNE 30,
                                               2004             2004
                                            ------------    ------------

               Nanda Licensing                  660,000         660,000
               Industrial Products              389,940         415,395
               Warranty Revenue                   7,608           7,705
                                            ------------    ------------
                 Total Deferred Revenue     $ 1,057,548     $ 1,083,100
                                            ============    ============

         Industrial products deferred revenue consists of non-destructive testing devices shipped to Pratt & Whitney. The Company anticipates that it will recognize these sales when it has completed its obligations under the purchase agreements with Pratt & Whitney. Although the equipment has been shipped, installed and is in use, the customer is awaiting a final calibration and test to be performed on-site by the Company. The $389,940 has been paid by Pratt & Whitney. The Company has deferred the full amount of the contract until the final calibration and testing can be performed on-site. We await the specifications necessary to conduct the final calibration and have been working with the customer to establish their unique specifications. This is in accordance with the Company's revenue recognition policy.

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

NOTE D. INVENTORIES

         Inventories are stated at the lower-of-cost or market with cost determined using the first-in first-out method of accounting. As of the dates set forth below, the Company's inventories consisted of the following:

                                      DECEMBER 31,         JUNE 30,
                                          2004               2004
                                     --------------     --------------

               Raw materials         $     602,263      $     616,508
               Inventory reserve          (629,967)          (629,967)
               Work-in process              24,378             18,629
               Finished goods              245,633            255,161
                                     --------------     --------------

               Total                 $     242,307      $     260,331
                                     ==============     ==============

         Finished goods inventory at December 31, 2004 consisted of approximately $245,307 of finished goods ready for sale, $24,378 in the manufacturing process and $602,263 of raw materials. In their report on the Company's condensed consolidated financial statements for the year ended June 30, 2004, the Company's independent auditors expressed concern regarding the Company's ability to continue its operations as a going concern. As a result of that concern, coupled with the decision of the U.S. Food and Drug Administration (the "FDA") to deny pre-market approval of the Company's breast imaging system, (the "BCS 2100"), the Company has treated its inventories as impaired assets on its condensed consolidated financial statements for the quarter ended December 31, 2004. The impairment is held in a reserve account and represents approximately 71% of all inventories.

         The Company has in the past reserved for excess and obsolete inventory by comparing inventory on hand to estimated consumption during the next twelve months. Consumption is estimated by annualizing trailing three or six -month sales volumes, adjusting those volumes for known activities and trends, then comparing forecast consumption to quantity on hand. However, the Company evaluates all inventories to determine if the total impaired book value could be recovered if liquidation becomes necessary. The Company felt no need to impair additional inventory in the quarter ended December 31, 2004.

NOTE E. INCOME TAXES

         The Company accounts for income taxes using the liability method. Under this method, the Company records deferred income taxes to reflect future year tax consequences of temporary differences between the tax basis of assets and liabilities and their financial statement amounts. The Company has reviewed its net deferred tax assets, together with net operating loss carry-forwards, and has provided a valuation allowance to reduce its net deferred tax assets to their net realizable value. Due to the uncertainty regarding the going concern status of the Company, the Company has not recorded any deferred tax assets.

NOTE F. CONTINGENCIES

SEC INVESTIGATION

         In December 2002, the Company was requested to provide certain documents to the Securities and Exchange Commission and the U.S. Department of Justice in connection with an investigation regarding possible violations of the insider trading prohibitions found in the federal securities laws. The Company has responded to the Commission's requests for copies of documentation, and members of the Company's management have provided testimony to the Commission.

Through February 1, 2005, the Company had incurred approximately $650,000 in legal costs in complying with these requests. The Company also may be required to indemnify its officers and directors in connection with fees incurred in connection with these investigations. The Company's efforts to respond to the Commission's requests have required, and in the future may require, significant additional legal expenses, may make fund raising more difficult if not impossible, and will distract the Company's management from day-to-day operations.

INDEMNIFICATION

         Under the Company's bylaws and contractual agreements, the Company may be required to indemnify its current and former officers and directors who are parties to litigation or other proceedings by providing legal defense or reimbursing the parties for their own attorneys' fees and expenses and covering damages the parties may suffer if the plaintiffs are successful.

OTHER LEGAL PROCEEDINGS

         From time to time, the Company is involved in certain other litigation matters in the normal course of business which management currently believes are not likely to result in any material adverse effects on the Company's financial position, results of operations, or net cash flows.

NOTE G. RECENT DEVELOPMENTS

FDA CITIZEN PETITION

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

STRATEGICA PREFERRED STOCK ISSUANCE AGREEMENT

         On January 11, 2005 the Company entered into a Preferred Stock Issuance Agreement (the "Stratgica Agreement") with Strategica Management, LLC ("Strategica"). Strategica is a merchant banking and financial services company that provides advisory and financial services to its client businesses. Strategica provides or arranges debt and/ or equity capital and value, and venture partners for clients and provides financial and business advisory services utilizing its relationships and financial expertise for emerging companies. The Strategica Agreement provides for the designation and issuance of up to 3,000,000 shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred") on the terms and subject to the conditions set forth in the Agreement, as well as a Certificate of Designation (the "Certificate"), a form of which is attached as an exhibit to the Agreement. The Series A Preferred carries special voting and conversion rights based upon formulas as set forth in the Certificate. The consideration to be received by the Company consists of the performance by Strategica of the terms and conditions of a Financial Advisory Agreement to be executed by the Company and Strategica (the "Financial Advisory

Agreement"). As set forth in the Certificate, the number of shares of Series A Preferred, with special voting and conversion rights, to be issued by the Company to Strategica will be based upon the amount of capital, if any, raised by the Company from Strategica and/or its affiliates or from prospective investors introduced to the Company by Strategica pursuant to the terms of the Financial Advisory Agreement.

NOTE H - OTHER REGULATORY MATTERS

         The Company has received a Medical Device License from Health Canada to market its BCS 2100 in Canada. In late August 2004, the Company shipped the first BCS 2100 to Ville Marie in Montreal, Canada for a one-to-three month evaluation that may result in a lease of the device at the end of evaluation.

NOTE I - STOCK WARRANTS AND OPTIONS

WARRANTS--There were no warrants granted nor were warrants that expired for the three and six month periods ended December 31, 2004.

OPTIONS--Periodically, the Company has issued incentive stock options to employees and officers and non-qualified options to directors and outside consultants to promote the success of the Company and enhance its ability to attract and retain the services of qualified persons.

The Company has 3,689,423 options outstanding and issued under the 1997 Stock Option and Restricted Stock Plans (the "Plan") since its adoption, and could issue an additional aggregate of 6,310,577 options and shares. The Plan permits restricted stock grants to employees, officers, directors and consultants at prices that may be less than 100% of the fair market value of the Company's common stock on the date of issuance. The Company also has outstanding 75,000 non-statutory stock options issued outside the Plan. Options issued under the Plan will have variable terms based on the services provided and will generally vest on the date of grant.

EMPLOYEE STOCK OPTIONS--The Company has granted the following fixed price stock options during the period July 1, 2004, through December 31, 2004:

                                             Six Months Ending December 31, 2004
                                                                         Average
                                             Number of Options            Price
Outstanding at June 30, 2004                     3,592,023                1.27
                                             -----------------------------------
Issued December 31, 2004                           175,000                0.10
Forfeited                                          (77,780)               1.01
                                             -----------------------------------
Outstanding at December 31, 2004                 3,689,243                1.37
Options exercisable at December 31, 2004         3,689,243                1.37


Modifications to the terms of previously fixed stock options or awards granted to employees are accounted for in accordance with APB Opinion No. 25 and Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION--AN INTERPRETATION OF ACCOUNTING PRINCIPLES BOARD (APB) OPINION NO. 25 ("FIN 44"). During the year ended June 30, 2004 the Company did not re-price any options. As a result of the Company's significant reduction in personnel during the six month period ended December 31, 2004., nearly all those employees holding options that had been re-priced in prior years are no longer employed by the Company and their rights to exercise their options have lapsed.

If compensation cost for options or awards granted to employees had been determined based on SFAS No. 123, the Company's net loss and basic and diluted loss per common share would have not changed.


There were 175,000 options granted on December 31, 2004 to the then current four employees and three members of the board of directors for 25,000 each at a strike price of $0.10 per share. According to the 1997 stock option plan terminated employees have 90 days to exercise any exercisable options. 77,780 options expired during the six month period ended December 31, 2004 due to the termination of employees.

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

         Given our inability to market our principal product unless we secure FDA pre-market approval, our need to raise capital to fund our operations, our history of losses ($97 million since inception), and the risk of pending or future litigation, our independent auditor's opinion dated September 24, 2004 contains a "going concern qualification," meaning that our independent auditors have indicated that there is substantial doubt as to our ability to continue as a going concern. Our efforts to raise additional funds to date have been only marginally successful. Since the FDA's rejection of our application for pre-market approval of the BCS 2100 in December 2002, we have raised $500 thousand in advances under an equity line of credit with Beach Boulevard, $1.32 million through a private issuance of restricted stock, $660 thousand from the NanDa Agreement and $220 thousand from short-term notes. We have pursued additional financing transactions, but, as of the date of this Report, we have been unsuccessful in our efforts to raise additional capital.

         On January 11, 2005, we entered into a Preferred Stock Issuance Agreement (the "Stratgica Agreement") with Strategica Management, LLC ("Strategica"). Strategica is a merchant banking and financial services company that provides advisory and financial services to its client businesses. Strategica provides or arranges debt and/ or equity capital, and venture partners for clients and provides financial and business advisory services utilizing its relationships and financial expertise for emerging companies. The Strategica Agreement provides for the designation and issuance of up to 3,000,000 shares of our Series A Convertible Preferred Stock (the "Series A Preferred") on the terms and subject to the conditions set forth in the Agreement, as well as a Certificate of Designation (the "Certificate"), a form of which is attached as an exhibit to the Agreement. The Series A Preferred carries special voting and conversion rights based upon formulas as set forth in the Certificate. The consideration we anticipate receiving under the Strategica Agreement consists of the performance by Strategica of the terms and conditions of a Financial Advisory Agreement we intend to execute with Strategica (the "Financial Advisory Agreement"). As set forth in the Certificate, the number of shares of Series A Preferred, with special voting and conversion rights, to be issued to Strategica will be based upon the amount of capital, if any, we raise from Strategica and/or its affiliates or from prospective investors introduced to us by Strategica pursuant to the terms of the Financial Advisory Agreement.

         We believe Strategica's performance of the Strategica Agreement will assist us in our efforts to raise funds through equity, debt and revenue producing contracts. Strategica has indicated that it intends to focus its efforts on our existing FDA approved products, the TIP and Photonic Stimulator, by funding sales and marketing activities that lead to revenue producing contracts. Regardless of the FDA's ultimate decision regarding our application for pre-market approval of the BCS2100, we will require additional capital to execute our operating plan, which may include more clinical trials, research and development, marketing into Canada and marketing and manufacturing expenses.

         The following discussion and analysis of our condensed consolidated financial condition and results of operations should be read in conjunction with our audited condensed consolidated financial statements and notes thereto contained in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.

         CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements requires us to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgment involved and its potential impact on our reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period, and would materially impact our financial condition or results of operations. Our significant accounting policies are discussed in
Note 1 of the notes to our condensed consolidated financial statements. Critical estimates inherent in these accounting policies are discussed in the following paragraphs. Our management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors.

         CASH AND CASH EQUIVALENTS -- Cash and cash equivalents include cash in checking accounts and short-term highly liquid investments with an original maturity of one year or less.

         REVENUE RECOGNITION -- Revenue recognition is a significant business process that requires management to make estimates and assumptions. We recognize revenue from product sales after shipment when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations remain, the price or fee is fixed or determinable, and collection is probable. If these conditions are not met, revenue is deferred until such obligations and conditions are fulfilled.

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

         IMPAIRMENT OF LONG-LIVED ASSETS -- We follow the provisions of Financial Accounting Standards Board ("FASB") SFAS No. 141, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which requires that if the sum of the future cash flows expected to result from the assets, undiscounted and without interest charges, is less than a company's reported value of the assets, the asset is not recoverable and the company must recognize an impairment. The amount of impairment to be recognized is the excess of the reported value of the assets over the fair value of those assets and is recorded as impairment expense on our statements of operations. In estimating impairments, our management makes assumptions about future cash flows and fair value that are inherently uncertain, can significantly affect the results and may differ from actual future results.

         INVENTORY RESERVES -- We have in the past reserved for excess and obsolete inventory by comparing inventory on hand to estimated consumption during the next twelve months. Consumption is estimated by annualizing trailing three or six-month sales volumes, adjusting those volumes for known activities and trends, then comparing forecast consumption to quantity on hand. However, we evaluate all inventories to determine if the total impaired book value could be recovered if liquidation is necessary. We felt no need to impair additional inventory during the quarter ended December 31, 2004.

TRENDS/UNCERTAINTIES AFFECTING CONTINUING OPERATIONS

         We are exposed to the opportunities and risks usually associated with marketing and manufacturing novel products, including staff retention and recruiting, market acceptance of our products, product warranty, bad debts and inventory obsolescence. Due to the financial position and going concern of the company coupled with lack of FDA approval of our latest product we are subject to skepticism in the financial markets limiting our ability to attract the appropriate financial support. We expect to generate revenues from the sale of our products, but there is no guarantee that these revenues will recover all the costs of marketing, selling and manufacturing our products.

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

         To date, we have had limited operating revenues from the sale of our products and services ($3.9 million in total revenues since inception). We cannot provide any assurance that we will achieve profitability in the future. Our immediate priority is to produce revenue by utilizing existing TIP and Photonic Stimulator inventory, then, to expand our market in Canada where we have obtained the necessary licenses for our current product offerings to pursue the U.S. market for our TIP and Photonic Stimulator; and to reconcile issues presented to the FDA in our Citizens Petition. At this time, we are unsure how much time and additional financing we will require to resolve issues with the FDA, and there can be no assurance that we will succeed in those efforts. We are also unsure about our ability to raise additional financing that will be required to continue our business operations. These uncertainties, among others, raise doubts about our ability to continue as a going concern.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Our operating results and financial condition are subject to substantial risks and uncertainties. These risks and uncertainties include, but are not limited to, the following:

         o We could issue preferred stock or sell other securities or other financing instruments, including shares of Series A Preferred issuable under the Strategica Agreement or convertible debt, which could result in significant dilution to existing shareholders.

         o Our failure to secure customer contracts for multiple TIP and Photonic Stimulator installations could jeopardize our receipt of any benefits under the Strategica Agreement, which would limit our ability to fund our continuing operations and sales efforts.

         o Our failure to raise additional capital could cause us to severely curtail operations, which would likely result in immediate and substantial dilution to our shareholders, or cease operations entirely, which would likely eliminate any value in our common stock.

         o Our failure to obtain FDA approval of our BCS 2100 would continue to have a material adverse impact on our results of operation and financial condition, and would likely result in cessation of our operations entirely.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2004, COMPARED TO QUARTER ENDED DECEMBER 31, 2003.

         REVENUES

         Revenues for the three and six months ended December 31, 2004 decreased $38 and $23 thousand, or 40% and 15%, respectively, from the same period last year, from $94 thousand and $156 thousand to $56 and $133 thousand respectively. Of these amounts, $50 thousand (three months) and $113 thousand (six months) of our revenues resulted from product sales and rental revenue; $2 thousand (three months) and $11 thousand (six months) resulted from services and repairs of equipment previously sold not under warranty; $4 thousand (three months) and $8 thousand (six months) was recognition of warranty revenue. The decrease in revenue was primarily attributed to the reduction in sales force.

         There were no unfilled orders as of December 31, 2004, as compared to one unfulfilled order for a TIP camera for $47 thousand as of December 31, 2003.

         We recognized $19 thousand (three months) and $35 thousand (six months), or 35% (three months) and 29% (six months) of total revenue, respectively, in foreign sales, consisting primarily of fees generated from the rental of a TIP camera to a Canadian customer in 2004. Comparatively, in 2003 we recognized $19 thousand (three months) and $35 thousand (six months), or 20% (three months) and 22% (six months) of total revenue, from foreign sales, consisting primarily of fees generated from the Canadian rental contract described above.

         COSTS AND EXPENSES

         Gross margins for the three and six months ended December 31, 2004 were $47 thousand (three months) and $110 thousand (six months), compared to gross margins of $73 thousand (three months) and $93 thousand (six months) for the same periods of the prior year or a 36% decrease (three months) and a 18% increase (six months). Total cost of goods sold for the three and six months ended December 31, 2004 was $9 thousand (three months) and $23 thousand (six months), compared to $21 thousand (three months) and $63 thousand (six months) for the same periods last year. Gross margin as a percentage of revenue increased from 78% to 84% (three months) and 60% to 83% (six months), respectively.

         The increase in gross margins for the three and six-month periods ending December 31, 2004, resulted primarily from the significant reduction in our cost of goods sold. Our cost of goods declined for several principal reasons. First, we have dramatically reduced our operations, which has resulted in significantly lower revenues, but has also reduced our cost of goods. Second, in part as a result of our reduced level of operations, we have experienced lower costs of servicing equipment. Third, due to a slight over-accrual of warranty costs during prior periods, we did not incur warranty costs for the three and six-month periods ended December 31, 2004.

         We are currently in the process of developing a revised business structure that we believe will enhance revenue through leasing our products and providing services to our customers rather than direct sales.

         General and administrative expenses for the three and six months ended December 31, 2004 were $138 thousand (three months) and $254 thousand (six months), compared to $380 thousand (three months) and $925 thousand (six months) for the same period last year, a decrease of $242 thousand (three months) and $671 thousand (six months), or 64% (three months) and 73% (six months). The decrease reflects the necessity to reduce costs to preserve cash. The decrease consisted of declines in salary expense ($71 thousand decrease for three months; $159 thousand decrease for six months), office expense ($24 thousand decrease for three months; $32 thousand decrease for six months), and professional services and legal expense ($111 thousand decrease for three months; $376 thousand decrease for six months), insurance expense ($17 thousand decrease for three months; $53 thousand decrease for six months), travel expenses ($17 thousand decrease for three months; $41 thousand decrease for six months) and other expenses ($1 thousand decrease for three months; $11 thousand increase for six months).

            Research and development expenses for the three and six months ended December 31, 2004 were $34 thousand (three months) and $91 thousand (six months), compared to $297 thousand (three months) and $664 thousand (six months) for the same periods last year, a decrease of $263 thousand (three months) and $573 thousand (six months), or 89% (three months) and 86% (six months). The reduction in research and development expense reflects the necessity to preserve cash. Reductions in salary expense accounted for $207 thousand (three months) and $379 thousand (six months) of the decrease and reductions insurance resulting in decreases of $36 thousand (three months) and $85 thousand (six months). In addition, reductions in office expenses ($23 thousand three months; $41 six months thousand), legal expenses ($23 thousand three month and $70 thousand six month) and remainder of expenses actually increasing primarily due to a credit issued in 2003 for clinical trails ($25 thousand three month and $2 thousand six month).

         Marketing expenses for the three and six-month periods ended December 31, 2004 were $8 thousand (three months) and $25 thousand (six months), compared to $97 thousand (three months) and $251 thousand (six months) for the same periods last year, a decrease of $89 thousand (three months) and $226 thousand (six months), or 92% (three months) and 90% (six months), from the same periods last year. Reduction in salaries accounted for $55 thousand (three months) and

$113 thousand (six months) of the decrease. The decrease also reflected decreased insurance expenses ($7 thousand for three months; $21 thousand for six months), reduced outside consultant's expense ($10 thousand for three and $9 six months), and reduced other expenses ($17 thousand for three months; $83 thousand for six months). The decrease reflected management's efforts to preserve our cash position.

         We continue to seek cash to fund efforts to pursue FDA pre-marketing approval of our BCS 2100. However, our efforts in the near future will concentrate on leasing and service contracts with strategic customers, which, we believe, may eventually provide us with the cash needed to continue product development and FDA approval. Securing a favorable recommendation from the FDA is critical to obtaining additional capital funding. Due, however, to the delay in FDA response, we have been forced to conserve cash by reducing expenses throughout our operations. We feel it is not wise to continue development of a product that has not yet been approved by the FDA.

         Depreciation and amortization expense for the three and six-month periods ended December 31, 2004 decreased $29 thousand (three months) and $79 thousand (six months) from $41 thousand (three months) and $96 thousand (six months) to $12 thousand (three months) and $17 thousand (six months), or 71% (three months) and 82% (six months) decrease, compared to the same periods of the prior year. During fiscal 2003, we impaired all assets to reflect possible recovery values due to the concern expressed by our auditors that we may not be able to continue as a going concern. There was no additional impairment in the three and six-month periods ended December 31, 2004.

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

         OPERATING INCOME / LOSS

         We recorded an operating loss of $145 thousand (three months) and $278 thousand (six months) for the periods ended December 31, 2004, compared to an operating loss of $841 (three months) and $1.9 million (six months) for the periods ended December 31, 2003. The operating loss improvement of approximately $696 thousand (three months) and $1.66 million (six months) was due principally to our receipt of revenues resulting from an existing customer's need for repairs and service on previously purchased products, contrasted with the necessity of reducing costs due to our current lack of cash.

         OTHER INCOME

         Net interest and other expense for the three and six-month periods ended December 31, 2004 decreased $7 thousand (three months) and $8 thousand (six months) from the same periods of 2003, from $2 thousand income (three months) and $1 thousand expense (six months) to a net expense of $5 thousand (three months) and $9 thousand expense (six months). Interest expense is primarily an accrual of imputed interest on three loans of $100 thousand, $200 thousand and $20 thousand, all to related parties. There was virtually no interest income due to the lack of cash.

         NET INCOME/(LOSS)

         We recognized no extraordinary gains or losses during the three and six-month periods ended December 31, 2004, therefore, net income and operating income were identical. We also recorded no income taxes or income tax benefit due to the going concern opinion issued by our auditors. Because our future as a going concern is in question, our ability to take advantage of a booked tax benefit is also in question. Therefore, no benefit has been recognized. However, we do hope to be able to, in the future, obtain a profitable operational status at which time we could then take advantage of a net operating loss carry-forward for tax purposes.

         The net loss for the three and six-month periods ended December 31, 2004 resulted in a per share loss of $0.001 (three months) and $0.002 (six months), compared to a per share loss of $0.007 (three months) and $0.017 (six months) ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         SOURCES AND USES OF LIQUIDITY

         Our sources of funds used for operations have historically come from selling common stock, as well as the issuance and exercise of options and warrants, revenues generated from operations, sales of marketable securities, interest earned from marketable securities available for sale and debt assumption.

         For the three and six month periods ended December 31, 2004 our sole source of cash was from sales and collection of prior sales. We did not generate cash from the sale of equity or issuance of debt during the period. Comparably, during the same periods ended December 31, 2003 we generated $0 (three months) and $1 million (six months) in cash from the sale of equity (a July 2003 private placement).

         Our cash requirements include, but are not limited to, general corporate expenses including employee salaries and benefits, lease payments on office space, legal and accounting fees for litigation and public company reporting requirements, costs of clinical trials and studies and technical support, FDA consulting expenses, procurement of inventory and supply expenses associated with our efforts to develop, manufacture and market our medical and industrial applications. We have reduced many of these costs in an effort to preserve cash; however, most of these costs are attributable to activities that are necessary to continue our operations.

         Net cash used in operating activities for the six months ended December 31, 2004 was $146 thousand, compared to $1.1 million for the six months ended December 31, 2003. The decrease in cash used in operating activities was primarily a result of our efforts to decrease our expenses and cash outlays and is affected by fluctuations in accounts receivable, accounts payable and accrued expense balances.

         Accounts receivable decreased approximately $53 thousand from $53 thousand to $0 for the six month period ended December 31, 2004, compared a decrease of $328 thousand for the same six month period ended December 31, 2003. Due to our lack of cash, most of our customers have been willing to either prepay or pay within a very short time period.

         Inventory has not been replaced as sales have occurred, resulting in positive cash flow of $18 thousand for the six-month period ended December 31, 2004, compared to a increase in inventory for the same six-month period ended December 31, 2003.

         We have in the past carried several prepaid expenses including insurance. All insurance policies have been canceled and as of December 31, 2004 we had no prepaid insurance. We have received refunds of two legal retainers held for prior employee indemnification creating a positive cash flow of approximately $28 thousand. As of December 31, 2004 we had approximately $40 thousand in legal retainers for both employee indemnification and FDA matters. The total cash made available due to the elimination of insurance and reduction in legal retainers was $46 thousand for the six month-period ended December 31, 2004 as compared to $118 thousand for the six-month period ended December 31, 2003.

         Accounts payables increased by $16 thousand for the six months ended December 31, 2004, compared to a decrease in accounts payable for the six-month period ended December 31, 2003. We have been able to work with certain vendors to extend terms allowing us to preserve cash for the most necessary outlays.

         Net cash provided by investing activities for the six months ended December 31, 2004 was $0, compared to net cash used in investing activities of $22 thousand in the six months ended December 31, 2003. The cash used during the six months ended December 31, 2003 was attributable primarily to the sale of assets.

         Net cash provided by financing activities was $0 for the three months ended December 31, 2004, compared to $1 million during the three months ended December 31, 2003. On July 9, 2003 we closed a private placement of 3,344,482 shares of our common stock to Therfield Holdings LTD., a limited liability company formed under the laws of the British Virgin Islands, for $1 million.

         As a result of the foregoing, our net cash outflow was $147 thousand during the six months ended December 31, 2004, compared to a $83 thousand outflow in the six months ended December 31, 2003.

         Cash and cash equivalents at December 31, 2004 were $22 thousand, compared to $374 thousand at December 31, 2003.

         As of February 1, 2005, our current monthly expense rate is under $50 thousand; our monthly expense rate at our former full operational level was approximately $1.1 million. As of February 1, 2005, we had cash, accounts receivable and pre-paid expenses of approximately $47 thousand and current liabilities of approximately $952 thousand. These current liabilities consisted of approximately $529 thousand of accounts payable, $196 thousand of accrued liabilities, and $227 thousand of short-term notes payable. Accordingly, unless we are able to secure additional funding from a third party, we do not currently have sufficient working capital to sustain our operations, which are already substantially reduced, beyond February 2005. Our failure to secure additional funding may result in discontinuance of our operations. We may also seek, or become involuntarily subject to, protection under applicable bankruptcy laws, and regulations.

         We had no contractual obligations or commitments as of December 31, 2004. All rentals and leases are on a month-to-month basis.

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

         We do not have sufficient capital to cover: 1) the expected costs of additional clinical studies currently required by the FDA; or 2) the anticipated expense of funding our business plan over the next year. We will not be able to continue our business operations unless we obtain additional capital immediately. This capital, if obtained, could be generated through issuance of securities, assumption of loans, sale of assets (including our intellectual property); however, we have only limited commitments for any capital infusion, and can give no assurance that we will be able to raise any such capital. Furthermore, our troubled financial condition, as well as the lack of FDA pre-market approval of the BCS2100, have made it difficult if not impossible to raise capital needed to continue our operations. If we are not successful in quickly raising additional capital, we will have to scale back our business plan or discontinue operations.

         As of December 31, 2004, we believed that we had sufficient liquidity to sustain current operations for the next two months. Our monthly expense rate at that time averaged $57 thousand, we had cash, marketable securities, accounts receivable and pre-paid expenses of approximately $2 thousand and current liabilities (excluding a debenture and deferred revenue) of approximately $912 thousand. On a short-term basis, we believed we would be able to fund our operations with cash on hand and the proceeds of our receivables and current sales activities; however, to fund our operations over the long term (more than 2 months) we believed we would need to raise additional capital or curtail our operation.

         As of February 1, 2004, we have reduced operating expenses and curtailed operating activities. Overall, we have reduced our monthly cash consumption to under $50 thousand, which we currently believe will be adequate to sustain our curtailed operations only through February 2005. We have systematically reduced expenses by eliminating all expenditures except for the those necessary to fill orders, file regulatory reports, and seek funding. If we are unable to secure additional capital, we will likely be forced to discontinue operations entirely.

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

PART II -- OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

SEC INVESTIGATION

         In December 2002, we were requested to provide certain documents to the SEC and the U.S. Department of Justice in connection with an investigation regarding possible violations of the insider trading prohibitions found in the federal securities laws. We have responded to the SEC's requests for copies of documentation, and members of our management have provided testimony to the SEC. To date, we have incurred approximately $650,000 in legal costs in complying with these requests. We may also be required to indemnify our officers and directors in connection with fees incurred in connection with these investigations. Our efforts to respond to the SEC's requests have required, and in the future may require, significant additional legal expenses, may make fund raising more difficult if not impossible, and will distract our management from our day-to-day operations.

ST. PAUL PROPERTIES

         On April 11, 2003, St. Paul Properties, Inc. (the "Landlord") filed suit against us in the Circuit Court for Clackamas County. The Landlord alleged that we breached our prior corporate office lease by failing to pay the rent specified under the lease. The Landlord sought damages of approximately $667,000, plus interest and attorneys and other fees. We filed an answer and affirmative defenses alleging that St. Paul Properties failed to use reasonable efforts to mitigate its damages. In April of 2004, we settled with St. Paul for the sum of $110,000 and which included a $50,000 payment with 5 monthly payments of $12,000. The final payment of $12,000 was paid on August 15, 2004.

INDEMNIFICATION

         Under our bylaws and contractual agreements, we may be required to indemnify our current and former officers and directors who are parties to litigation or other proceedings by providing legal defense or reimbursing the parties for their own attorneys' fees and expenses and covering all damages the parties may suffer if the plaintiffs are successful.

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

[BJ: ANY OTHER EXHIBITS?]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTERIZED THERMAL IMAGING, INC.
(Registrant)


/s/ Richard V. Secord
----------------------------------
Dated February 11, 2005
Richard V. Secord
Chairman & Chief Executive Officer