Form 10QSB
period 2005-03-31
COMPUTERIZED THERMAL IMAGING INC
filed 2005-05-20
CIK 1021853

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2005

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, par value $0.001, of which 114,561,698 shares were issued and outstanding as of April 30, 2005.

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

             Condensed Consolidated Balance Sheets as of March 31, 2005
               and June 30, 2004 ..............................................3

             Condensed Consolidated Statements of Operations and Other
               Comprehensive Income (Loss) for the three and nine months
               ended March 31, 2005 and 2004 ..................................4

             Condensed Consolidated Statements of Cash Flows for the
               nine months ended March 31, 2005 and 2004.......................5

             Notes to Condensed Consolidated Financial Statements..............6

Item 2.    Management's Discussion and Analysis or Plan of Operation..........10

Item 3.    Controls and Procedures............................................22


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..................................................22

Item 6.    Exhibits and Reports on Form 8-K...................................23

SIGNATURES....................................................................24

PART I - FINANCIAL INFORMATION
ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                                              COMPUTERIZED THERMAL IMAGING, INC.
                                            CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          March           June 30,
                                                                           2005             2004
                                                                       ------------      ------------
ASSETS                                                                 (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                                            $      6,383      $    168,955
  Accounts receivable-trade, net (less allowance for doubtful
    accounts of $0 at March 31, 2005 and $3,199 at June 30, 2004)            26,882            53,328
  Accounts receivable-other, net                                                 --             1,391
  Inventories                                                               220,036           260,331
  Prepaid expenses                                                           43,809            91,474
                                                                       ------------      ------------
        Total current assets                                                297,110           575,479
                                                                       ------------      ------------

PROPERTY AND EQUIPMENT, Net                                                 143,676           169,358
                                                                       ------------      ------------

INTANGIBLE ASSETS:
  Intellectual property rights, net (less accumulated amortization of accounts of $19,440 and 17,437 for March 31, 2005 and
    June 30, 2004, respectively)                                             13,407            15,410

TOTAL ASSETS                                                           $    454,193      $    760,247
                                                                       ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                                     $    539,952      $    512,542
  Accrued liabilities                                                       139,033           172,036
  Short-term Note Payable                                                   230,600           220,690
  Deferred revenues                                                       1,053,490         1,083,100
                                                                       ------------      ------------
        Total current liabilities                                         1,963,075         1,988,368
                                                                       ------------      ------------

LONG-TERM NOTE PAYABLE                                                      112,934           109,178
                                                                       ------------      ------------
TOTAL LIABILITIES                                                         2,076,009         2,097,546
                                                                       ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Convertible preferred stock, no par value, 3,000,000
    shares authorized; issued-none
  Common stock, $.001 par value, 200,000,000 shares authorized,
    114,561,698 issued and outstanding on December 31, 2004 and
    June 30, 2004                                                           114,562           114,562
  Additional paid-in capital                                             95,454,274        95,454,274
  Deficit accumulated                                                   (97,190,652)      (96,906,135)
                                                                       ------------      ------------
        Total stockholders' equity (deficit)                             (1,621,816)       (1,337,299)
                                                                       ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   $    454,193      $    760,247
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




                                         COMPUTERIZED THERMAL IMAGING, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSEIVE INCOME (LOSS)
                                                    (Unaudited)

                                                       FOR THE                                FOR THE
                                                  THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                       MARCH 31,                             MARCH 31,
                                            --------------------------------      --------------------------------
                                                2005               2004               2005                2004
                                            -------------      -------------      -------------      -------------

INCOME:
  Product revenues                          $      51,483      $      54,218      $     168,513      $     176,220
  Service revenues                                 28,325             53,015             39,802             87,354
                                            -------------      -------------      -------------      -------------
Total Revenues                                     79,808            107,233            208,315            263,574
                                            -------------      -------------      -------------      -------------

  Cost of product revenues                        (23,212)           (13,444)           (45,734)           (76,375)
  Cost of service revenues                             --                 --                 --                 --
                                            -------------      -------------      -------------      -------------
Total cost of revenues                            (23,212)           (13,444)           (45,734)           (76,375)
                                            -------------      -------------      -------------      -------------

GROSS MARGIN                                       56,596             93,789            162,581            187,199
                                            -------------      -------------      -------------      -------------

OPERATING EXPENSES:
  Operating, general and administrative            23,878            251,961            278,054          1,176,775
  Litigation settlements                               --             10,000                 --            110,000
  Research and development                         17,118            264,266            108,024            927,967
  Marketing                                        (1,685)            45,296             23,755            296,425
  Depreciation and amortization                    10,584             36,000             27,683            131,700
                                            -------------      -------------      -------------      -------------

    Total operating expenses                       49,895            607,523            437,516          2,642,867
                                            -------------      -------------      -------------      -------------

OPERATING LOSS                                      6,701           (513,734)          (274,935)        (2,455,668)
                                            -------------      -------------      -------------      -------------

OTHER INCOME (EXPENSE):
  Interest income                                       4                313                 65              4,498
  Interest expense                                 (4,535)                (2)           (13,756)            (5,426)
  Other                                                 7                200                 51                200
                                            -------------      -------------      -------------      -------------

    Total other income (expense)                   (4,524)               511            (13,640)              (728)
                                            -------------      -------------      -------------      -------------

NET LOSS                                    $       2,177      $    (513,223)     $    (288,575)     $  (2,456,396)
                                            -------------      -------------      -------------      -------------

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                 114,561,698        113,430,471        114,561,698        113,072,213
                                            =============      =============      =============      =============

BASIC AND DILUTED LOSS PER COMMON SHARE     $        0.00      $       (0.00)     $       (0.00)     $       (0.02)
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






                               COMPUTERIZED THERMAL IMAGING, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                             FOR THE
                                                                        NINE MONTHS ENDED
                                                                             MARCH 31,
                                                                   ----------------------------
                                                                      2005             2004
                                                                   -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $  (288,575)     $(2,456,396)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
  Depreciation and amortization                                         27,685           54,797
  Amortization of bond premium (discount)                                   --          (15,192)
  Bad debt expense                                                          --           63,032
    Accounts receivable - trade                                         26,446          328,352
    Accounts receivable - other                                          1,391               --
    Inventories                                                         40,295          (27,846)
    Prepaid expenses                                                    47,665          118,268
    Accounts payable                                                    27,410          (26,985)
    Accrued liabilities                                                (19,337)         (28,279)
    Deferred revenues                                                  (29,610)         371,871
                                                                   -----------      -----------
           Net cash used in operating activities                      (166,630)      (1,618,378)
                                                                   -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceed from sale of assets                                               --           22,177
                                                                   -----------      -----------
           Net cash provided by (used in) investing activities              --           22,177
                                                                   -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock and warrants,
    net of offering costs                                          $        --      $ 1,000,000
                                                                   -----------      -----------
           Net cash provided by financing activities                        --        1,000,000
                                                                   -----------      -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                (166,630)        (596,201)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                  168,955          454,387
                                                                   -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $     2,325      $  (141,814)
                                                                   ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for:
     Interest expense                                              $        --      $        --
     Income taxes                                                           --               --

SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING AND INVESTING ACTIVITIES
  Common stock issued to reduce debenture, interest and
   penalty                                                         $        --      $   157,277



     The accompanying notes are an integral part of these consolidated financial statements.



                       COMPUTERIZED THERMAL IMAGING, INC.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005
                                  (UNAUDITED)

NOTE A. UNAUDITED FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

            The condensed consolidated financial statements of Computerized Thermal Imaging (the "Company") for the three-month and six-month periods ended March 31, 2005 and 2004 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's results of operation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's most recent Annual Report on Form 10-KSB for the Year Ended June 30, 2004. The consolidated results of operations for the three-month and nine-month periods ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

NOTE C. DEFERRED REVENUE

         Deferred revenues at March 31, 2005 was approximately $1,053,996, and consisted of $660,000 of deferred revenues from the NanDa licensing and manufacturing agreement, $4,056 of deferred warranty revenues and $389,940 of deferred industrial revenues and deposits relating the Turbine Blade Inspection System ("TBIS") the Company shipped to Pratt & Whitney. Deferred revenues at June 30, 2004 was approximately $1,083,100, and $660,000 of deferred revenues associated with a manufacturing/licensing agreement between the Company and NanDa Thermal Medical Technology, Inc. ("NanDa"), $7,705 of deferred warranty revenues and $415,395 of deferred industrial revenues and deposits relating primarily to the TBIS the Company shipped to Pratt & Whitney.

DEFERRED REVENUES                                    MARCH 31,       JUNE 30,
                                                       2005            2004
                                                   -------------   -------------
     Nanda Licensing                                    660,000         660,000
     Medical Products                                                     3,000
     Industrial Products                                389,940         496,000
     Warranty Revenue                                     4,056          13,000
                                                   -------------   -------------
Total Deferred Revenue                             $  1,053,996    $  1,172,000
                                                   =============   =============

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

NOTE D. INVENTORIES

         Inventories are stated at the lower-of-cost or market with cost determined using the first-in first-out method of accounting. As of the dates set forth below, the Company's inventories consisted of the following:


                                                     MARCH 31,       JUNE 30,
                                                       2005             2004
                                                   -------------   -------------

Raw materials                                      $    577,230    $    616,508
Inventory reserve                                      (629,967)       (629,967)
Work-in process                                          29,379          18,629
Finished goods                                          243,394         255,161
                                                   -------------   -------------
Total                                              $    220,036    $    260,331
                                                   =============   =============

         Finished goods inventory at March 31, 2005 consisted of approximately $243,394 of finished goods ready for sale, $29,379 in the manufacturing process and $577,230 of raw materials. In their report on the Company's condensed consolidated financial statements for the year ended June 30, 2004, the Company's independent auditors expressed concern regarding the Company's ability to continue its operations as a going concern. As a result of that concern, coupled with the decision of the U.S. Food and Drug Administration (the "FDA") to deny pre-market approval of the Company's breast imaging system, (the "BCS 2100"), the Company has treated its inventories as impaired assets on its condensed consolidated financial statements for the quarter ended March 31, 2005. The impairment is held in a reserve account and represents about 74% of all inventories.

         The Company has in the past reserved for excess and obsolete inventory by comparing inventory on hand to estimated consumption during the next twelve months. Consumption is estimated by annualizing trailing three or six -month sales volumes, adjusting those volumes for known activities and trends, then comparing forecast consumption to quantity on hand. However, the Company evaluates all inventories to determine if the total impaired book value could be recovered if liquidation becomes necessary. The Company felt no need to impair additional inventory in the quarter ended March 31, 2005

NOTE E. INCOME TAXES

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

NOTE G. RECENT DEVELOPMENTS

         On June 30, 2004 the Company filed a "Citizen Petition" with the FDA contending that consideration of the Company's application for pre-market approval was severely and improperly prejudiced because of pervasive bias against the Company by the FDA staff reviewers who improperly undermined the review of the Company's application and ultimately caused the FDA to reject that application. The Company is seeking internal documents within the FDA to determine the basis for the FDA staff's behavior. The full text of the full Citizen Petition and 23 exhibits thereto are available at http://www.fda.gov/ohrms/dockets/dailys/04/july04/070104/04p-0276-cp00001
-toc.htm.

On January 11, 2005 Computerized Thermal Imaging, Inc. entered into a "PREFERRED STOCK ISSUANCE AGREEMENT" with Strategica Management, LLC. (See form 8-K filed with the SEC on January 18, 2005.)

         Strategica Management, LLC is a Merchant banking and Financial services company that provides advisory and financial services to its client business. Strategica provides or arranges debt and/ or equity capital and value, and venture partners for clients and provides financial and business advisory services utilizing its relationships and financial expertise for emerging companies. Through their combined experience, Strategica executives have been involved with a variety of debt, equity, mergers, acquisitions and financings in multi-millions of dollars. Strategica is diversified as to industry and geography and is proficient in providing management support, creative financial strategies and sophisticated debt restructurings. (www.strategica.net)

         As of date of filing of this statement Strategica Management, LLC has been unable to provide any added value to the Company in either cash or sales contracts.

NOTE H - OTHER REGULATORY MATTERS

The Company has received a Medical Device License from Health Canada to market the BCS 2100 in Canada. In late August 2004, the Company shipped the first BCS 2100 to Ville Marie in Montreal, Canada for a one-to-three month evaluation that may result in a lease of the device at the end of evaluation. Due to the limited resources the Company has been unable to support Ville Marie in their efforts to incorporate the BCS 2100 into their operations. As of filing of this statement Ville Marie continues to possess the BCS 2100.

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

         Our current products are the BCS 2100, Photonic Stimulator, Thermal Image Processor ("TIP") and our TBIS. We have historically marketed our products with an internal sales force and through independent distributors. At present, however, due to our troubled financial condition, we are not actively marketing our products with the exception of our web page (www.cti-net.com). To date, our revenues have been generated principally from the sale of our Photonic Stimulator, TIP, TBIS and services provided in connection with our TBIS.

         Given our inability to market our principal product unless we secure FDA pre-market approval, our need to raise capital to fund our operations, our history of losses ($97 million since inception), and the risk of pending or future litigation, our independent auditor's opinion dated September 24, 2004 contains a "going concern qualification," meaning that our independent auditors have indicated that there is substantial doubt as to our ability to continue as a going concern. Our efforts to raise additional funds to date have been only marginally successful. Since the FDA's rejection of our application for pre-market approval of the BCS 2100 in December 2002, we have raised $500 thousand in advances under an equity line of credit with Beach Boulevard, $1.32 million through a private issuance of restricted stock, $660 thousand from the NanDa Agreement and $220 thousand from short-term notes. We have pursued additional financing transactions, but, as of the date of this Report, we have been unsuccessful in our efforts to raise additional capital. On January 11, 2005 we entered into a "PREFERRED STOCK ISSUANCE AGREEMENT" with Strategica Management, LLC to assist us in our efforts to raise funds through equity, debt and revenue producing contracts. Strategica's efforts have resulted in no additional cash nor producing contracts. Regardless of the FDA's ultimate decision regarding our application for pre-market approval of the BCS2100, we will require additional capital to execute our operating plan, which may include more clinical trials, research and development, marketing into Canada and marketing and manufacturing expenses.

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

         Industrial sales are made pursuant to individually negotiated commercial contracts which specify payment terms that have ranged from 60 to 90 days from shipment or service completion. With industrial products, even if delivery and payment have occurred, we may retain a significant ongoing obligation under a sales arrangement for the delivery of components or customized software and customer testing, and we defer recognizing revenue until all the multiple elements of the sale are completed. Most recently, service on industrial equipment have been the Company's major source of cash.

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

         INVENTORY RESERVES -- We have in the past reserved for excess and obsolete inventory by comparing inventory on hand to estimated consumption during the next twelve months. Consumption is estimated by annualizing trailing three or six-month sales volumes, adjusting those volumes for known activities and trends, then comparing forecast consumption to quantity on hand. However, we evaluate all inventories to determine if the total impaired book value could be recovered if liquidation is necessary. We felt no need to impair additional inventory during the quarter ended March 31, 2005.

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

         To date, we have had limited operating revenues from the sale of our products and services ($4 million in total revenues since inception). We cannot provide any assurance that we will achieve profitability in the future. Our immediate priority is to produce revenue by utilizing existing TIP and Photonic Stimulator inventory, then, to expand our market in Canada where we have obtained the necessary licenses for our current product offerings to pursue the U.S. market for our TIP and Photonic Stimulator; and to reconcile issues presented to the FDA in our Citizens Petition. At this time, we are unsure how much time and additional financing we will require to resolve issues with the FDA. We are also unsure about our ability to raise additional financing that will be required to continue our business operations. These uncertainties, among others, raise doubts about our ability to continue as a going concern.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Our operating results and financial condition are subject to substantial risks and uncertainties. These risks and uncertainties include, but are not limited to, the following:

         o Our failure to secure customer contracts for multiple TIP and Photonic Stimulator installations could jeopardize our agreement with our primary ally, Strategica, limiting our ability to fund the minimal sales efforts.

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2005, COMPARED TO QUARTER ENDED MARCH 31, 2004

         REVENUES

         Revenues for the three and nine months ended March 31, 2005 decreased $27 and $55 thousand, or 26% and 21%, respectively, from the same period last year of the $107 thousand and $263 thousand to $80 and $208 thousand respectively; $51 thousand (three months) and $169 thousand (nine months) of our revenues resulted from product sales and rental revenue; $24 thousand (three months) and $28 thousand (nine months) from services and repairs of equipment previously sold not under warranty; $4 thousand (three months) and $12 thousand (nine months) was recognition of warranty revenue. The decrease in revenue was primarily attributed to the reduction in sales force and other resources.

         There were no unfilled orders as of March 31, 2005 as compared to one unfulfilled order for a TIP camera for $47 thousand as of March 31, 2004.

         We recognized $26 thousand (three months) and $61 thousand (nine months), or 33% (three month) and 29% (six month) of total revenue, in foreign sales, consisting primarily of fees generated from the rental of a TIP camera to a Canadian customer in 2004 and repair of an industrial camera in England.

         COSTS AND EXPENSES

         Gross margins for the three and nine months ended March 31, 2005 were $57 thousand (three months) and $163 thousand (nine months), compared to gross margins of $94 thousand (three months) and $187 thousand (nine months) for the same periods of the prior year or a 40% decrease (three months) and a 13% decrease (nine months). Total cost of goods sold for the three and nine months ended March 31, 2005 was $23 thousand (three months) and $46 thousand (nine months), compared to $13 thousand (three months) and $76 thousand (nine months) for the same periods last year. Gross margin as a percentage of revenue has decreased from 78% to 71% (three months) however, increased from 71% to 87% (nine months).

         The increase in gross margin resulted primarily from the significant reduction in our cost of goods sold. Our cost of goods declined for several principal reasons. First, we have dramatically reduced our operations, which has resulted in significantly lower revenues, but has also reduced our cost of goods. Second, in part as a result of our reduced level of operations, we have experienced lower costs of servicing equipment. Third, a change in mix of revenue from product sales to service most recently, service revenue tending to bring higher margins.

         We are currently in the process of developing a revised business structure that we believe will enhance revenue through leasing our products and providing services to our customers rather than direct sales.

         General and administrative expenses for the three and nine months ended March 31, 2005 were $24 thousand (three months) and $252 thousand (nine months), compared to $278 thousand (three months) and $1,287 thousand (nine months) for the same period last year, a decrease of $228 thousand (three months) and $1,177 thousand (nine months), or 82% (three months) and 91% (nine months). The decrease reflects the reduction in sales as well as the Company's inability to raise capital. The decrease consisted of declines in salary expense ($139 thousand for three months; $298 thousand for nine months), office expense ($16 thousand for three months; $38 thousand for nine months), and professional services and legal expense ($66 thousand for three months; $443 thousand for nine months), insurance expense ($4 thousand for three months; $57 thousand for nine months), travel expenses ($2 thousand for three months; $43 thousand for nine months), rent expenses ($24 thousand decrease for three months; $12 thousand decrease for nine months) and outside labor ($2 thousand for three months; $29 thousand for nine months)

         Research and development expenses for the three and nine months ended March 31, 2005 were $17 thousand (three months) and $264 thousand (nine months), compared to $108 thousand (three months) and $927 thousand (nine months) for the same periods last year, a decrease of $91 thousand (three months) and $633 thousand (nine months), or 84% (three months) and 68% (nine months). The reduction in research and development is due to the lack of sales and the company's inability to attract capital funds.

         Marketing expenses for the three and nine months ended March 31, 2005 were negative $2 thousand (three months) and $45 thousand (nine months), compared to $23 thousand (three months) and $296 thousand (nine months) for the same periods last year, a decrease of $47 thousand (three months) and $273 thousand (nine months), or 104% (three months) and 92% (nine months), from the same periods last year. Again due to the lack of sales and other resources any marketing efforts have been terminated with the exception of the Company's web site www.cti-net.com.

         We continue to seek cash to fund on going operations as well as efforts to pursue FDA approval of our BCS 2100. However, our efforts in the near future will concentrate on leasing and service contracts with strategic customers, which, we believe, will eventually provide us with the cash needed to continue product development and FDA approval. Securing a favorable recommendation from the FDA is critical to obtaining additional capital funding. Due, however, to the delay in FDA response, we have been forced to conserve cash by reducing expenses throughout the Company. We feel it is not wise to continue development of a product that has not yet been approved by the FDA.

         Depreciation and amortization expense for the three and six month periods ended March 31, 2005 decreased $25 thousand (three month) and $104 thousand (six month) from $28 thousand (three month) and $132 thousand (six month) to $11 thousand (three month) and $36 thousand (six month), or 71% (three month) and 79% (six month) decrease, compared to the same periods of the prior year. During fiscal 2003, we impaired all assets to reflect possible recovery values due to the concern expressed by our auditors that we may not be able to continue as a going concern. There was no additional impairment in the three and six-month periods ended March 31, 2005.

         OPERATING INCOME / LOSS

         We recorded an operating income of $7 thousand (three months) and a operating loss of $514 thousand (nine months) ended March 31, 2005, compared to an operating loss of $275 (three months) and $2.4 million (nine months) ended March 31, 2004. The operating loss improvement of approximately $520 thousand (three months) and $2.2 million (nine months) was due principally to our receipt of revenues resulting from an existing customer's need for repairs and service on previously purchased products, sale of our Photonic Stimulator and reduction of costs due to our current lack of sales and capital funding.

         OTHER INCOME

         Net interest and other expense for the three and nine month periods ended March 31, 2005 decreased $5 thousand (three months) and $13 thousand (nine months) from the same periods of 2004, from $14 thousand expense (three months) and $1 thousand expense (nine months) to a net expense of $5 thousand (three months) and $1 thousand income (nine months). Interest expense is primarily an accrual of imputed interest on three loans of $100 thousand, $200 thousand and $20 thousand, all to related parties. There was virtually no interest income due to the lack of cash.

         NET INCOME/(LOSS)

         We recognized no extraordinary gains or losses, therefore, net income and operating income were identical. We also recorded no income taxes or income tax benefit due to the going concern opinion issued by our auditors. Because our future as an on going business is in question our ability to take advantage of a booked tax benefit is also in question. Therefore, no benefit has been recognized. However, we do hope to be able to, in the future, obtain a profitable operational status at which time we could then take advantage of a net operating loss carry-forward for tax purposes.

         The net income and loss for the three and nine month periods ended March 31, 2005 resulted in a per share income of less than $0.001 (three months) and loss of less than $0.005 (nine months), compared to a per share loss of less than $0.003 (three months) and $0.02 (nine months) ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         SOURCES AND USES OF LIQUIDITY

         Our sources of funds used for operations have historically come from selling common stock, as well as the issuance and exercise of options and warrants, revenues generated from operations, sales of marketable securities, interest earned from marketable securities available for sale and debt assumption.

         For the three and nine month periods ended March 31, 2005 our sole source of cash was from sales and collection of prior sales. We did not generate cash from the sale of equity or issuance of debt during the period. Comparably, during the same periods ended March 31, 2004 we generated $0 (three months) and $1 million (nine months) in cash from the sale of equity (a July 2003 private placement).

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

         Net cash used in operating activities for the nine months ended March 31, 2005 was $167 thousand, compared to $1.6 million use of cash for the nine months ended March 31, 2004. The decrease in cash used in operating activities was primarily a result of our efforts to decrease our expenses and cash outlays and is affected by fluctuations in accounts receivable, accounts payable and accrued expense balances.

         As of May 1, 2005, our current monthly expense rate is under $20 thousand; our monthly expense rate at our former full operational level was approximately $1.1 million.

         We have no contractual obligations nor commitments as of March 31, 2005. All rentals and leases are on a month-to-month basis.

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

         Since inception, we have generated significant losses from operations ($97 million) and, although we have generated some revenues ($3.9 million), we are still a development stage enterprise. We have taken actions to reduce our expenses and cash consumption; however, we expect to incur additional operating losses for the indefinite future. Our working capital requirements in the foreseeable future will depend on a variety of factors and assumptions. In particular, we will need to obtain additional financing through additional equity and/or debt financings or through the sale of assets (including our intellectual property) during fiscal year 2005. If we raise additional funds through the issuance of equity securities or other financing instruments, which are convertible for equity securities, our shareholders may experience significant dilution that would aversely affect the price of our common stock. Furthermore, there can be no assurance that additional financing will be available when needed or at all, or that if available, such financing will be on terms favorable to us or our shareholders. If financing is not available when required or is not available on acceptable terms, we may be required to curtail our operating plan and will likely not be able to continue operations as a going concern.

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

         As of March 31, 2005, we believed that we had sufficient liquidity to sustain current operations for next two months. Our monthly expense rate at that time averaged $20 thousand, we had cash, marketable securities, accounts receivable and pre-paid expenses of approximately $2 thousand and current liabilities (excluding the debenture and deferred revenue) of approximately $912 thousand. On a short-term basis, we believed we would be able to fund our operations with cash on hand and the proceeds of our receivables and current sales activities; however, to fund our operations over the long term (more than 2 months) we believed we would need to raise additional capital or curtail our operation.

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

COMPUTERIZED THERMAL IMAGING, INC.
(Registrant)

/s/Richard V. Secord
----------------------------------
Richard V. Secord
Chairman & Chief Executive Officer

May 20, 2005