Form 10QSB/A
period 2005-03-31
COMPUTERIZED THERMAL IMAGING INC
filed 2005-10-17
CIK 1021853

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-QSB/A

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2005

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ___________ to _____________

                        Commission file number: 001-16253

                       COMPUTERIZED THERMAL IMAGING, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                     NEVADA                                      87-0458721
       -----------------------------------                  -------------------
(State or other jurisdiction of incorporation or               (IRS Employer
                  organization)                             Identification No.)

              1719 West 2800 South
                   Ogden, Utah                                     84401
       -----------------------------------                    ----------------
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, par value $0.001, of which 114,561,698 shares were issued and outstanding as of March 31, 2005.

         Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

                       COMPUTERIZED THERMAL IMAGING, INC.

                 AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-QSB/A

                                QUARTERLY REPORT

                                TABLE OF CONTENTS
INTRODUCTION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements...................................................3

             Condensed Consolidated Balance Sheets as of March 31, 2005 and
             June 30, 2004 ....................................................3

             Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the three and nine months ended
             March 31, 2005 and 2004 ..........................................4

             Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2005 and 2004..............................5

             Notes to Condensed Consolidated Financial Statements..............6

Item 2.    Management's Discussion and Analysis or Plan of Operation..........10

Item 3.    Controls and Procedures............................................19


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..................................................19

Item 6.    Exhibits and Reports on Form 8-K...................................20

SIGNATURES ...................................................................21

INTRODUCTION

Computerized Thermal Imaging, Inc. ("we," "us" or the "Company") is filing this Amendment No. 1 to Quarterly Report on Form 10-QSB/A for the purpose of amending and restating in its entirety the information set forth in our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, following review of such information by our independent public accountants. As indicated in our current report on Form K filed with the SEC on May 31, 2005, due to a lack of financial and operational resources, we filed the Quarterly Report on Form 10-QSB with the SEC prior to its review by our independent public accountants. All subsequent references to "Form 10-QSB" or this Report shall refer to our initial Quarterly Report on Form 10-QSB, as amended by this Amendment No. 1.


PART I - FINANCIAL INFORMATION
ITEM 1.  UNAUDITED FINANCIAL STATEMENTS



                                      COMPUTERIZED THERMAL IMAGING, INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     Unaudited
                                                                       MARCH              JUNE
                                                                       2005               2004
                                                                -------------------------------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                                   6,383           168,955
 Accounts Receivable - trade, less allowance for doubtful                   26,882            53,328
  accounts of $0 for March 31, 2005 and $3,199 for June 30, 2004
 Accounts Receivable - other (net)                                               -             1,391
 Inventories                                                               220,036           260,331
 Prepaids expenses                                                          43,809            91,474
                                                                -------------------------------------
   Total current assets                                                    297,110           575,479
                                                                -------------------------------------

NET PROPERTY PLANT & EQUIPMENT (Net)                                       143,724           169,358
                                                                -------------------------------------

INTANGIBLE ASSETS:
  Intellectual property rights, less accumulated amortization
  of $19,440 and $17,437 respectfully                                       13,407            15,410
                                                                -------------------------------------

TOTAL ASSETS                                                               454,241           760,247
                                                                =====================================
LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts Payable                                                          549,627           512,542
 Accrued Liabilities                                                       133,033           172,036
 Short-term Note Payable with interest                                     230,600           220,690
 Deferred Revenue                                                        1,053,492         1,083,100
                                                                -------------------------------------
     Total Current Liabilities                                           1,966,752         1,988,368

LONG-TERM NOTE PAYABLE                                                     112,934           109,178
                                                                -------------------------------------
TOTAL LIABILITIES                                                        2,079,686         2,097,546
                                                                -------------------------------------

STOCKHOLDERS' EQUITY
 Convertible preferred stock, no par value, 3,000,000                            -                 -
 Common stock, $.001 par value, 200,000,000 shares authorized,
 114,561,698 issued and outstanding on
 March 31, 2005 and June 30, 2004, respectively                            114,562           114,562
 Additional paid-in capital                                             95,454,274        95,454,274
 Deficit accumulated                                                   (97,194,281)      (96,906,135)
                                                                -------------------------------------
   TOTAL STOCKHOLDERS' EQUITY                                           (1,625,445)       (1,337,299)
                                                                -------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS'  EQUITY                                  454,241           760,247
                                                                =====================================


               The accompanying notes are an integral part of these consolidated financial statements.



                                           COMPUTERIZED THERMAL IMAGING, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
                                                       (Unaudited)

                                                          FOR THE                                 FOR THE
                                                     THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                           MARCH 31,                              MARCH 31,
                                             ----------------------------------      ----------------------------------
                                                   2005                2004               2005                2004
                                             --------------      --------------      --------------      --------------

INCOME:
  Product revenues                           $      47,425       $      54,218       $     168,513       $     176,220
  Service revenues                                  28,325              53,015              39,802              87,354
                                             --------------      --------------      --------------      --------------
Total Revenues                                      75,750             107,233             208,315             263,574
                                             --------------      --------------      --------------      --------------
  Cost of product revenues                         (23,211)            (13,444)            (45,734)            (76,375)
  Cost of service revenues                              --                  --                  --                  --
Total cost of revenues                             (23,211)            (13,444)            (45,734)            (76,375)
                                             --------------      --------------      --------------      --------------
GROSS MARGIN                                        52,539              93,789             162,581             187,199
                                             --------------      --------------      --------------      --------------
OPERATING EXPENSES:
  Operating, general and administrative             23,450             251,961             277,625           1,176,775
  Litigation settlements                                --              10,000                  --             110,000
  Research and development                          17,118             264,266             108,024             927,967
  Marketing                                         (1,685)             45,296              23,755             296,425
  Depreciation and amortization                     10,584              36,000              27,683             131,700
                                             --------------      --------------      --------------      --------------
    Total operating expenses                        49,467             607,523             437,087           2,642,867
                                             --------------      --------------      --------------      --------------
OPERATING INCOME (LOSS)                              3,072            (513,734)           (274,506)         (2,455,668)
                                             --------------      --------------      --------------      --------------
OTHER INCOME (EXPENSE):
  Interest income                                        4                 313                  65               4,498
  Interest expense                                  (4,535)                 (2)            (13,756)             (5,426)
  Other                                                  7                 200                  51                 200
                                             --------------      --------------      --------------      --------------
    Total other income (expense)                    (4,524)                511             (13,640)               (728)
                                             --------------      --------------      --------------      --------------
NET LOSS                                     $      (1,452)      $    (513,223)      $    (288,146)      $  (2,456,396)
                                             --------------      --------------      --------------      --------------
WEIGHTED AVERAGE SHARES
  OUTSTANDING                                  114,561,698         113,430,471         114,561,698         113,072,213
                                             ==============      ==============      ==============      ==============
BASIC AND DILUTED LOSS PER COMMON SHARE      $       (0.00)      $       (0.00)      $       (0.00)      $       (0.02)
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




                                 COMPUTERIZED THERMAL IMAGING, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                               FOR THE
                                                                          NINE MONTHS ENDED
                                                                               MARCH 31,
                                                                     ------------------------------
                                                                         2005              2004
                                                                     ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $  (288,146)      $(2,456,396)
  Depreciation and amortization                                           27,683           131,700
  Impairment loss and (gain) loss on disposition of assets                    --              (525)
  Bad debt expense                                                            --            59,272
  Changes in operating assets and liabilities:                                --
    Accounts receivable - trade                                           26,447           300,990
    Accounts receivable - other                                            1,391                --
    Inventories                                                           40,295           (49,678)
    Prepaid expenses                                                      47,665           231,165
    Accounts payable                                                      37,038           (43,867)
    Accrued liabilities                                                  (25,337)         (109,679)
    Deferred revenues                                                    (29,608)          385,001
                                                                     ------------      ------------
           Net cash used in operating activities                        (162,572)       (1,552,017)
                                                                     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                          --             3,386
                                                                     ------------      ------------
           Net cash provided by (used in)  investing activities               --             3,386
                                                                     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock and warrants,
    net of offering costs                                                     --         1,220,001
                                                                     -----------       -----------
           Net cash provided by financing activities                          --         1,220,001
                                                                     ------------      ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                  (162,572)         (328,630)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                    168,955           454,387
                                                                     ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $     6,383       $   125,757
                                                                     ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for:
     Interest expense                                                $        --       $       928
                                                                     ------------      ------------

SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING AND INVESTING ACTIVITIES
  Common stock issued to reduce debenture, interest and
   penalty                                                           $        --       $   157,277

          The accompanying notes are an integral part of these consolidated financial statements.

                                                 5

                       COMPUTERIZED THERMAL IMAGING, INC.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005
                                   (UNAUDITED)


NOTE A. UNAUDITED FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

         The condensed consolidated financial statements of Computerized Thermal Imaging (the "Company") for the three-month and nine month periods ended March 31, 2005 and 2004 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's results of operation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's most recent Annual Report on Form 10-KSB for the Year Ended June 30, 2004. The consolidated results of operations for the three-month and nine-month periods ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

NOTE C. DEFERRED REVENUE

         Deferred revenues at March 31, 2005 was approximately $1,053,490, and consisted of $660,000 of deferred revenues relating to a Manufacturing License Agreement (the "NanDa Agreement") between the Company and NanDa Thermal Medical Technology, Inc. (attributable to NanDa), $4,056 of deferred warranty revenues and $389,434 of deferred industrial revenues and deposits relating to the Turbine Blade Inspection System ("TBIS") shipped to Pratt & Whitney. Deferred revenues at June 30, 2004 was approximately $1,083,100, and $660,000 of deferred revenues associated with the NanDa Agreement, $7,705 of deferred warranty revenues and $415,395 of deferred industrial revenues and deposits relating to the TBIS shipped to Pratt & Whitney.

                                             2005         2004
             Nanda Licensing              660,000      660,000
             Industrial products          389,434      415,395
             Warranty Revenue               4,056        7,705
             --------------------------------------------------
             Total Deferred Revenue    $1,053,490   $1,083,100
             ==================================================


         Industrial products deferred revenue consists of non-destructive testing devices shipped to Pratt & Whitney. The Company anticipates that it will recognize these sales when it has completed its obligations under the purchase agreements with Pratt & Whitney. Although the equipment has been shipped, installed, and is in use the customer awaits a final calibration and test performed on site by the Company. The $389,434 has been paid by Pratt & Whitney. The Company has deferred the full amount of the contract until the final calibration and testing can be performed on customer site. This is in accordance with the Company's revenue recognition policy.

         The NanDa Agreement is billed in stages. The Company has billed NanDa $660,000 to date and received payment for $660,000. The NanDa Agreement obligates the Company to provide training services for NanDa employees in the United States and in China. The Company has provided the training services for NanDa employees in the United States, but, has yet to train in China. Therefore, according to the Company's revenue recognition policy, the Company will not recognize any revenue from the NanDa Agreement until all its obligations are performed or the NanDa Agreement is deemed to be complete.

NOTE D. INVENTORIES

         Inventories are stated at the lower-of-cost or market with cost determined using the first-in first-out method of accounting. As of the dates set forth below, the Company's inventories consisted of the following:

                                    MARCH 31,        JUNE 30,
                                      2005             2004
                                   ----------      ----------
            Raw materials          $ 577,230       $ 616,508
            Inventory reserve       (629,967)       (629,967)
            Work-in process           29,379          18,629
            Finished goods           243,394         255,161
                                   ----------      ----------

            Total                  $ 220,036       $ 260,331
                                   =========       =========


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

         The Company has in the past reserved for excess and obsolete inventory by comparing inventory on hand to estimated consumption during the next twelve months. Consumption is estimated by annualizing trailing three or six -month sales volumes, adjusting those volumes for known activities and trends, then comparing forecast consumption to quantity on hand. However, the Company evaluates all inventories to determine if the total impaired book value could be recovered if liquidation becomes necessary. The Company did not believe it was necessary to impair additional inventory in the quarter ended March 31, 2005

NOTE E. INCOME TAXES

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

NOTE F. CONTINGENCIES

SEC INVESTIGATION

         In December 2002, we were requested to provide certain documents to the SEC and the U.S. Department of Justice in connection with an investigation regarding possible violations of the insider trading prohibitions found in the federal securities laws. We have responded to the Commission's requests for copies of documentation, and members of CTI management have provided testimony to the Commission. To date, we have incurred approximately $650,000 in legal costs in complying with these requests. CTI also may be required to indemnify its officers and directors in connection with fees incurred in connection with these investigations. Our efforts to respond to the Commission's requests have required, and in the future may require, significant additional legal expenses may make fund raising more difficult if not impossible, and will distract management from our day-to-day operations.

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

         On January 11, 2005the Company entered into an agreement with Strategica Management, LLC. ("Strategica"). (See Form 8-K filed with the SEC on January 18, 2005).

         Strategica is a merchant banking and financial services company that provides advisory and financial services. Strategica provides or arranges debt and/or equity capital and value, and venture partners for clients and provides financial and business advisory services utilizing its relationships and financial expertise for emerging companies. As of date of this report, Strategica has been unable to provide any added value to the Company in either cash or sales contracts.

Note H - Other Regulatory Matters

         The Company has received a Medical Device License from Health Canada to market the BCS 2100 in Canada. In late August 2004, the Company shipped the first BCS 2100 to Ville Marie in Montreal, Canada for a one-to-three month evaluation that may result in a lease of the device at the end of evaluation. Due to limited resources the Company has been unable to support Ville Marie in their efforts to incorporate the BCS 2100 into their operations. As of the date of this report, Ville Marie continues to possess the BCS 2100.


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

         Our standard domestic terms for our medical products to end-user customers are "prepaid" and our standard international terms for our medical products require payment in cash or placement of a letter of credit before shipment. On occasion, we offer extended payment terms beyond our normal business practices, usually in connection with providing an initial order of demonstration equipment to a new domestic distributor. We consider fees on these extended terms agreements not fixed and collectibility less than probable and defer the revenue until receipt of payment. Our sales prices have declined over time and we credit price decreases to any balance due from a distributor. We sell separate extended warranty contracts for our TIP and Photonic Stimulator and recognize revenue from those arrangements ratably over the contract life. We do not offer rights or return privileges in sales agreements.

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

         INVENTORY RESERVES -- We have in the past reserved for excess and obsolete inventory by comparing inventory on hand to estimated consumption during the next twelve months. Consumption is estimated by annualizing trailing three or six-month sales volumes, adjusting those volumes for known activities and trends, then comparing forecast consumption to quantity on hand. However, we evaluate all inventories to determine if the total impaired book value could be recovered if liquidation is necessary. We felt no need to impair additional inventory during the quarter ended March 31, 2005

TRENDS/UNCERTAINTIES AFFECTING CONTINUING OPERATIONS

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

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2005, COMPARED TO QUARTER ENDED MARCH 31, 2004

         REVENUES

         Revenues for the three and nine months ended March 31, 2005 decreased $31 and $55 thousand, or 29% and 21%, respectively, from the same period last year of the $107 thousand and $264 thousand respectively; $47 thousand (three months) and $169 thousand (nine months) of our revenues resulted from product sales and rental revenue; $24 thousand (three months) and $28 thousand (nine months) from services and repairs of equipment previously sold not under warranty; $4 thousand (three months) and $12 thousand (nine months) was recognition of warranty revenue. The decrease in revenue was primarily attributed to the reduction in sales force and other resources.

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

         COSTS AND EXPENSES

         Gross margins for the three and nine months ended March 31, 2005 were $53 thousand (three months) and $163 thousand (nine months), compared to gross margins of $94 thousand (three months) and $187 thousand (nine months) for the same periods of the prior year or a 44% decrease (three months) and a 13% decrease (nine months). Total cost of goods sold for the three and nine months ended March 31, 2005 was $23 thousand (three months) and $46 thousand (nine months), compared to $13 thousand (three months) and $76 thousand (nine months) for the same periods last year.

         The increase in gross margin resulted primarily from the significant reduction in our cost of goods sold. Our cost of goods declined for several principal reasons. First, we have dramatically reduced our operations, which have resulted in significantly lower revenues, but have also reduced our cost of goods. Second, in part as a result of our reduced level of operations, we have experienced lower costs of servicing equipment. Third, a change in mix of revenue from product sales to service most recently, service revenue tending to bring higher margins.

         We are currently in the process of developing a revised business structure that we believe will enhance revenue through leasing our products and providing services to our customers rather than direct sales.

         General and administrative expenses for the three and nine months ended March 31, 2005 were $23 thousand (three months) and $278 thousand (nine months), compared to $252 thousand (three months) and $1,177 thousand (nine months) for the same period last year, a decrease of $229 thousand (three months) and $899 thousand (nine months), or 91% (three months) and 76% (nine months). The decrease reflects the reduction in sales as well as the Company's inability to raise capital.

         Research and development expenses for the three and nine months ended March 31, 2005 were $17 thousand (three months) and $108 thousand (nine months), compared to $264 thousand (three months) and $928thousand (nine months) for the same periods last year, a decrease of $247 thousand (three months) and $820 thousand (nine months), or 94% (three months) and 88% (nine months). The reduction in research and development is due to the lack of sales and the company's inability to attract capital funds.

         Marketing expenses for the three and nine months ended March 31, 2005 were negative $2 thousand (three months) and $24 thousand (nine months), compared to $45 thousand (three months) and $296 thousand (nine months) for the same periods last year, a decrease of $47 thousand (three months) and $272 thousand (nine months), or 104% (three months) and 92% (nine months), from the same periods last year. Again due to the lack of sales and other resources any marketing efforts have been terminated with the exception of the Company's web site www.cti-net.com.

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

         Depreciation and amortization expense for the three and nine month periods ended March 31, 2005 decreased $25 thousand (three month) and $104 thousand (nine month) from $36 thousand (three month) and $132 thousand (nine month) to $11 thousand (three month) and $28 thousand (nine month), or 69% (three month) and 79% (nine month) decrease, compared to the same periods of the prior year. During fiscal 2003, we impaired all assets to reflect possible recovery values due to the concern expressed by our auditors that we may not be able to continue as a going concern. There was no additional impairment in the three and nine month periods ended March 31, 2005.

         OPERATING INCOME / LOSS

         We recorded an operating income of $3 thousand (three months) and a operating loss of $275 thousand (nine months) ended March 31, 2005, compared to an operating loss of $514 thousand (three months) and $2.5 million (nine months) ended March 31, 2004. The operating loss improvement of approximately $517 thousand (three months) and $2.2 million (nine months) was due principally to our receipt of revenues resulting from an existing customer's need for repairs and service on previously purchased products, sale of our Photonic Stimulator and reduction of costs due to our current lack of sales and capital funding.

         OTHER INCOME

         Net interest and other expense for the three and nine month periods ended March 31, 2005 decreased $5 thousand (three months) and $13 thousand (nine months) from the same periods of 2004. Interest expense is primarily an accrual of imputed interest on three loans of $100 thousand, $200 thousand and $20 thousand, all to related parties. There was virtually no interest income due to the lack of cash.

         Net Income / (Loss)

         We recognized no extraordinary gains or losses; therefore, net income and operating income were identical. We also recorded no income taxes or income tax benefit due to the going concern opinion issued by our auditors. Because our future as an on going business is in question our ability to take advantage of a booked tax benefit is also in question. Therefore, no benefit has been recognized. However, we do hope to be able to, in the future, obtain a profitable operational status at which time we could then take advantage of a net operating loss carry-forward for tax purposes.

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

         Net cash used in operating activities for the nine months ended March 31, 2005 was $163 thousand, compared to $1.6 million use of cash for the nine months ended March 31, 2004. The decrease in cash used in operating activities was primarily a result of our efforts to decrease our expenses and cash outlays and is affected by fluctuations in accounts receivable, accounts payable and accrued expense balances.

         As of May 1, 2005, our current monthly expense rate is under $20 thousand; our monthly expense rate at our former full operational level was approximately $1.1 million.

         We have neither contractual obligations nor commitments as of March 31, 2005. All rentals and leases are on a month-to-month basis.

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

         We do not have sufficient capital to cover: 1) the expected costs of additional clinical studies currently required by the FDA; or 2) the anticipated expense of funding our business plan over the next year. We will not be able to continue our business operations unless we obtain additional capital immediately. This capital, if obtained, could be generated through issuance of securities, assumption of loans, sale of assets (including our intellectual property); however, we have only limited commitments for any capital infusion, and can give no assurance that we will be able to raise any such capital. Furthermore, our troubled financial condition, as well as the lack of FDA pre-market approval of the BCS2100 has made it difficult if not impossible to raise capital needed to continue our operations. If we are not successful in quickly raising additional capital, we will have to scale back our business plan or discontinue operations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 To Quarterly Report on Form 10-QSB/A to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTERIZED THERMAL IMAGING, INC.
(Registrant)

/s/Richard V. Secord
----------------------------------
Richard V. Secord
Chairman & Chief Executive Officer

October 17, 2005