Form 10KSB
period 2005-06-30
COMPUTERIZED THERMAL IMAGING INC
filed 2005-10-31
CIK 1021853

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                               ------------------
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED JUNE 30, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                         COMMISSION FILE NUMBER 1-16253

                       COMPUTERIZED THERMAL IMAGING, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                                               87-0458721
(State or other jurisdiction of                               (I.R.S. Employer
       incorporation or                                      Identification No.)
       organization)

1719 West 2800 South, Ogden, UT                                   84401
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Revenues of the registrant for its most recent fiscal year were $235,972.

The aggregate market value of Common Stock held by non-affiliates of the registrant at October 1, 2005 was approximately $14 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates.

As of October 12, 2005, there were 114,561,698 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                       COMPUTERIZED THERMAL IMAGING, INC.

                                   FORM 10-KSB

                                  ANNUAL REPORT

                                TABLE OF CONTENTS


PART I

ITEM 1.   Description of Business                                              3

ITEM 2.   Description of Property                                             19

ITEM 3.   Legal Proceedings                                                   20

ITEM 4.   Submission of Matters to a Vote of Security Holders                 20


PART II

ITEM 5.   Market for Common Equity and Related Stockholder Matters            20

ITEM 6.   Management's Discussion and Analysis or Plan of Operation           21

ITEM 7.   Financial Statements                                                29

ITEM 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                            45

ITEM 8A.  Controls and Procedures                                             45


PART III

ITEM 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                   46

ITEM 10.  Executive Compensation                                              46

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     48

ITEM 12.  Certain Relationships and Related Transactions                      49


PART IV

ITEM 13.  Exhibits List and Reports on Form 8-K                               49

ITEM 14.  Principal Accountant Fees and Services                              50

PART I
------

         THIS DOCUMENT, INCLUDING, BUT NOT LIMITED TO, CERTAIN STATEMENTS CONTAINED IN ITEM 1, "DESCRIPTION OF BUSINESS" AND ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS," CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED. WHEN USED IN THIS DOCUMENT THE WORDS "EXPECTS," "ANTICIPATES," "INTENDS," "PLANS," "MAY," "BELIEVES," "SEEKS," "ESTIMATES" AND SIMILAR EXPRESSIONS GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF, AND WE ASSUME NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT, EXCEPT AS OTHERWISE REQUIRED UNDER APPLICABLE LAWS AND REGULATIONS.

         THIS DOCUMENT SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS INCLUDED IN PART II BELOW AND "RISK FACTORS" NOTED BELOW.


ITEM 1. BUSINESS

INTRODUCTION

         Computerized Thermal Imaging, Inc. ("WE," "US," "CTI," or the "COMPANY") designs, manufactures and markets thermal imaging and infrared devices and services used for clinical diagnosis, pain management and non-destructive testing of industrial products and materials. We have historically developed, manufactured and marketed the following principal products:

     o BREAST IMAGING: We are seeking pre-market approval from the U.S. Food and Drug Administration (the "FDA") of our breast imaging system, called the BCS 2100(TM), which, if approved and marketed, we believe will assist radiologists in their efforts to distinguish between benign and malignant breast masses. On January 23, 2003, the FDA declined to grant pre-market approval for the BCS 2100 and recommended additional data analysis, clinical trials and other steps that we might take to obtain FDA approval. As explained in greater detail in "Government Regulation--Pre-market Approval of the BCS 2100" beginning on page [15] below, we do not currently have the resources necessary to conduct the additional clinical studies requested by the FDA, but we are seeking to persuade the FDA to grant pre-market approval based on our existing data. Unless and until we receive final or conditional approval of the BCS 2100, we cannot sell, market or distribute the BCS 2100 in the United States, and lack of FDA approval significantly hinders marketing of this product in international markets. In April 2004, we received a Medical Device License from Health Canada to market the BCS 2100 in Canada. In late August 2004, we shipped a BCS 2100 to Ville Marie in Montreal, Canada for a short term evaluation. The BCS did not fit into Ville Marie's procedures and protocol. The BCS has been returned to the our plant. We are also pursuing other potential customers in Canada.

     o PAIN MANAGEMENT--PHOTONIC STIMULATOR: Our Photonic Stimulator emits infrared light that penetrates the skin in an effort to promote increased blood flow and circulation in order to provide temporary relief of minor aches and pains where heat is indicated.

     o PAIN MANAGEMENT--THERMAL IMAGE PROCESSORS: Our Thermal Image Processor (or "TIP,") uses the same infrared camera as the BCS 2100 to measure body heat naturally radiated by the patient as he/she stands (or sits) before the camera. The heat-measuring capabilities of the TIP are generally used to develop a physiological profile of a patient to assist in the diagnosis and treatment of a wide range of physiological and circulatory abnormalities, principally soft-tissue related injuries and pain. The TIP may also have application as a pre-screening device to identify persons with increased skin temperature at international ports of entry and other public facilities.

     o TURBINE BLADE INSPECTION SYSTEM: Our Turbine Blade Inspection System (the "TBIS") is a quality assurance tool which, using techniques similar to our BCS 2100, meets industrial requirements for non-destructive testing and examination of turbine blades used in aircraft and power generation, and other industrial components, composite materials and metals.

         We manufacture our products internally at our Ogden, Utah facility. Our Ogden facilities are certified to ISO 9000 quality standards. Our common stock is quoted on the Over-the-Counter Bulletin Board or "OTCBB" under the symbol "CIOB." As of October 1, 2005, we had approximately 114 million shares of common stock outstanding held by approximately 1,562 shareholders of record. In addition to the outstanding shares of our common stock, there are outstanding exercisable warrants and options to acquire approximately 4.5 million shares of our common stock at exercise prices ranging from $0.10 to $2.27. Of the approximately 119 million fully-diluted shares of our common stock outstanding, 14 million shares are beneficially owned by insiders and affiliates. Other than our wholly-owned subsidiary, Bales Scientific, Inc., we have no interest in any other entity.

         We are a development stage company and, to date, we have funded our business activities with funds raised through the private placement of common stock, debt and warrants, the exercise of warrants and options and limited revenues from product sales and licenses. We currently face substantial financial challenges. For each of the past four years, our auditors have issued their report with a going concern qualification, reflecting their assessment that we do not possess the resources necessary to continue as a going concern through the end of the applicable fiscal year. We have substantially reduced our operations, and will not be able to continue our limited operations without a substantial capital infusion. Therefore we are seeking cash from either a private placement of equity or debt.

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

         We have not received FDA pre-market approval for the BCS 2100 and, accordingly, are not presently permitted to market, sell or distribute the BCS 2100 in the United States. Medical device marketing and distribution efforts rely upon building relationships with other manufacturers (strategic alliances), equipment dealers, physicians and clinical investigators. Local distributors tend to have the essential relationships with hospitals that are difficult to duplicate with a captive sales force. In the hope of possibly obtaining FDA approval, we have initiated relationships with distributors who have established relationships in the radiology and medical imaging communities. Such persons have not, however, initiated efforts to market or sell the BCS 2100. We presently anticipate that unless and until we obtain FDA pre-market approval of the BCS2100, our marketing activities in the United States will be limited to our attendance at industry trade shows and professional conferences where we can present product information in an educational format to radiologists. The lack of FDA approval, and our resulting inability to market, sell or distribute the BCS 2100, among other factors, have limited our ability to generate revenues at a level that would sustain our business operations. Due to our financial difficulties, we have substantially curtained our operations, including substantially all of our manufacturing, research and development, sales and marketing and regulatory compliance activities..

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

         The TIP system competes indirectly with x-ray, computed tomography, ultrasound and magnetic resonance imaging ("MRI"). Medical practitioners typically view imaging technologies as elements of a toolkit, each uniquely suited for the diagnosis of a specific problem or problems. The TIP also competes against infrared cameras available in the aftermarket and marketed by several direct competitors.

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

         The current suggested retail price for the TIP is $55,000. Our average selling price for new equipment during fiscal 2004 was $31,250 and during fiscal 2003 was $43,800. Our average selling price for reconditioned TIP is $28,000. Although we believe our TIP system competes favorably with aftermarket and other direct offerings in terms of capability and price, we expect TIP system prices to decline over time as a result of increased competition. This past fiscal year we did not sell any new or used TIP systems, much due to the reduced sales force and our financial status.

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

         We believe the infrared light-focusing capabilities of the Photonic Stimulator are generally used by our customers to treat general aches and pains. Published reports written by practitioners who use the Photonic Stimulator indicate that infrared light therapy is also used in an attempt to promote circulation and speed healing. We have not conducted clinical studies confirming the effectiveness of the Photonic Stimulator for any specific uses.

         The Photonic Stimulator competes with therapeutic ultrasound, electrical stimulation and newly-approved laser light therapy devices. The current suggested retail price of our Photonic Stimulator is $4,995. Our average selling price during 2005 was $3,593, during 2004 the average was $2,600, and during 2003 it was $2,130. We expect Photonic Stimulator resale prices to remain at current levels for the foreseeable future as we continue our efforts to expand unit volume and compete with other light therapy devices as light therapy becomes more accepted.

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

         Until recently, pain management product marketing has relied upon trade advertising, word-of-mouth recommendations, public relations and media outreach, trade show attendance, direct and channel sales, and educational seminars, where products are demonstrated to groups of potential customers. Due to the company's financial condition this past year, we have relied on word-of-mouth recommendations and our website for marketing. We have held user group meetings and worked with our current customer base to place articles and provide testimonials about how our pain management devices have impacted their practices and improved the condition of their patients.

         In an effort to develop credibility in the marketplace, and to obtain additional market exposure, we have developed relationships with pain management dealers in California, Texas, Florida, New England and Asia who have established relationships and reputations in these markets.

Industrial - Non-Destructive Testing Products
---------------------------------------------

         Bales Scientific, Inc. ("Bales Scientific"), our wholly-owned subsidiary, provided industrial test services and has, for many years, designed and sold industrial test systems to customers who desire to perform their own testing. Our industrial non-destructive testing product focus has been the analysis of turbine blade defects. Turbine blades are very complex cast parts used in aircraft, power generation, pumps and compressors. Using techniques similar to those employed by our BCS 2100 and the infrared camera used in the BCS 2100 and TIP products, our TBIS creates thermal stress by rapidly heating a component, collecting a series of images as the component returns to ambient temperature, and then analyzing these images to determine the presence or absence of characteristics determined to correlate with certain manufacturing and usage-induced defects. The analysis identifies defects, abnormalities and flaws in the test material. This system can identify blockages in cooling holes as small as the diameter of a human hair. We believe that this technology is uniquely capable of testing turbine blades automatically, quickly, inexpensively and without destroying or compromising the blade part. During the third quarter of fiscal 2003, to reduce cash outlays, we relocated this activity to our Ogden, Utah facility and closed the operations formerly conducted by Bales Scientific in Walnut Creek, California.

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

         TBIS base systems are generally priced in a range between $350,000 and $450,000 and compete with industrial x-ray, ultrasound and other technological approaches. The TBIS provides a safe, effective and hygienic approach to locating product defects, and requires no disposable supplies; i.e., x-ray film. We also market smaller, less expensive systems utilizing our TIP and an alternative thermal stimulus device with a suggested retail price of approximately $130,000. We market these products directly to engine and power system manufacturers and other industrial customers. These products typically have long sales cycles, and demand is directly impacted by general economic conditions.

PATENTS

         As of June 30, 2005, we had the following patents or patent applications pending before the United States Patent and Trademark Office:

     o Patent No. 5,999,842, dated December 7, 1999, acquired by assignment from TRW on a Functional Thermal Imaging Apparatus (our BCS 2100 Patient Positioning Table). Patent No. 6,157,854, dated December 5, 2000, covering techniques designed to reduce or eliminate pain by the application of infrared therapy while monitoring the process as it is being conducted. The techniques involve
     o the use of our Photonic Stimulator to apply infrared energy to a patient while using the TIP to monitor the patient's response to the therapy. Patent No. 6,366,802, dated April 2, 2002, covering techniques designed to reduce or eliminate pain by the application of infrared therapy while monitoring the process as it is being conducted. The techniques involve
     o the use of our Photonic Stimulator to apply infrared energy to a patient while using the TIP to monitor the patient's response to the therapy.
     o Patent No. 6,570,175, dated May 27, 2003, covering an infrared imaging arrangement for the turbine component inspection system covering the overall fixture and infrared imager arrangement
     o Patent No. 6,711,506, dated March 23, 2004, covering software providing operator assistance during the use of an automated infrared inspection system of turbine components.
     o Patent No. 6,750,454, dated June 15, 2004, covering software performing automated analysis of the thermal response of a turbine component to application of thermal stimuli by an infrared inspection system.
     o Patent No. 6,757,412, dated June 29, 2004, covering an algorithm used to analyze imaging data collected through our BCS 2100

     o Patent application (Serial No. 60/378,764, dated May 7, 2002) for the cold stimulus turbine component inspection system

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

SOURCE OF SUPPLY

         Manufacture and assembly of our pain management and thermal imaging devices require standard electronic components, formed or machined metal and plastic parts, wiring harnesses, printed circuit boards and metal cases which are available from any number of suppliers with relatively short lead times. We have historically purchased certain proprietary optical components and cooling equipment from a single source, and have typically experienced; 12 to 16-week lead times. Historically, we have experienced no supply disruptions with vendors. While there are alternative sources for these products, the loss of an established vendor supplier would require that we invest time developing and certifying a new vendor. Until the new vendor is located and certified, we could experience a disruption in ability to supply TIP systems, which are a component of the BCS 2100 and our industrial products. Furthermore, due to our lack of financial resources, we have suspended our manufacturing and product sourcing activities. As a result, our vendor relationships are presently uncertain.

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

         Critical to our business strategy is to obtain the required approval from the FDA with respect to our BCS 2100 and our pain management products. As described in greater detail below under "Government Regulation," we have obtained Section 510(k) approval for our Photonic Stimulator and TIP. Section 510(k) approval permits us to market and sell such products for the uses described in the approval letter and the applicable section of the Code of Federal Regulations. As described in greater detail below, we have applied for, but have not received, pre-market approval with respect to our BCS 2100. We believe that securing pre-market approval for the BCS 2100 is essential to our efforts to develop and market the BCS 2100 because, without such approval, we will not be able to market the BCS 2100 as a breast cancer screening device in the United States, obtain insurance payment codes or develop physician acceptance of our system.

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

         In order to conserve cash as we seek FDA approval for the BCS 2100, we have scaled back operations and staffing levels by, among other things, reducing our research and development group from 16 full-time employees in the fall of 2002 to none in October 2005 and reducing our manufacturing group from 20 full-time employees in the fall of 2002 to one full-time employee in October 2005. In addition, we were in the process of developing temperature screening software for the TIP to include a fever detection algorithm, color-map settings for fever threshold, reporting, and networking, but suspended development of the software in June 2003 due to lack of resources.


COMPETITION

MEDICAL IMAGING. The principal methods used to visualize internal human anatomy are x-ray, computed tomography, ultrasound and MRI. We believe many physicians view these technologies as elements of a toolkit, each uniquely suited to the diagnosis of a specific problem or problems.

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

OUR SALES AND MARKETING STRATEGY

OVERVIEW. If we are able to generate sufficient capital to resume our operations, of which there can be no assurance, we plan to market our products with a multi-channel strategy incorporating independent distributors, direct marketing, telemarketing, the internet and corporate marketing. We plan to address the industrial market with a direct sales force augmented by distributors and dealer representatives as appropriate.

DISTRIBUTORS. Prior to substantially reducing the scope of our operations, we retained the services of distributors to market our products. If we are able to resume our operations, we currently intend to see to re-establish distributor relationships for the purpose of marketing our products. Our distributors have historically focused their efforts on a specific channel in a specific region; e.g. chiropractors and physical therapists in Northern California. We believe that distributors provide intimate local market knowledge and contacts critical to accessing hospital imaging facilities, radiologists, chiropractors and physical therapists, and local service capability. Our agreements with these distributors allow the distributor to purchase products at a discount from list price, usually 15%, and provide extended terms for an initial order of demonstration equipment, which we do not recognize as a sale until the distributor actually pays for the equipment. We retain the right to develop and service national accounts in the distributor's territory, but provide a period of limited exclusivity with regard to the distributor's own customers, which can be extended only if the distributor meets certain sales goals. In our experience, which is somewhat limited, no distributor has met these goals. We have also generally required the distributor to participate with us in certain marketing programs, such as user group meetings.

TELEMARKETING / TELESALES. We believe telemarketing/telesales provides important direct marketing, lead follow-up and customer service capability, particularly in the pain management segment. Telemarketing creates revenue through direct sales and generates leads for distributors. However, due to limited resources, our use of telemarketing and telesales has been very limited.

INTERNET. We use the internet to provide information to current and potential customers. Our web address is www.cti-net.com.

USER GROUPS AND SEMINARS. We believe meeting with our customers and potential customers at informal user conferences and training sessions provides valuable market intelligence, product use information, and assists us in selling our products. We have conducted user group meetings at various sites across the United States and by conference call. Due to our limited financial resources, we are not currently conducting any user groups or seminars.

TRADE SHOWS AND ASSOCIATIONS. From time to time, we have attended medical and industrial trade shows and presented papers at professional conferences. We believe attendance at trade shows and conferences allows us to build product awareness, demonstrate our products, educate customers and generate leads for future sales. Due to our limited financial resources, we are not currently participating in trade shows or association events.

CORPORATE MARKETING. To the extent our financial resources permit, we intend to develop product and corporate collateral materials, advertise in select trade journals, demonstrate our products and present papers, and research results at conferences and trade shows. We believe these activities have the potential to build product and corporate awareness and support our sales efforts in selected vertical markets.

SERVICE PROVIDERS AND CONTRACTOR RELATIONSHIPS

CONTRACTOR RELATIONSHIPS. Our business model relies upon contractors and suppliers to reduce our development risk and to provide necessary clinical resources. During the course of preparing our FDA pre-market approval application and conducting regular clinical studies, we engaged the services of certain contractors, including Battelle Memorial Institute, which assisted us in the preparation of regulatory submissions and provided technical consulting services, on a time and materials basis, in connection with algorithm development and statistical consultation for interaction with the FDA. We have terminated our relationship with Battelle because of a shortage of working capital. If we were to require such consulting services in the future in connection with a supplement to our pre-market approval application or otherwise, replacing Battelle would be costly and difficult (because any competing entity would be unfamiliar with our data). We hope Battelle would continue to work with us if needed in the future (if we are able to generate sufficient capital to retain Battelle), but we have no contractual commitments to that effect.

         We have also used the services of Quintiles, Inc., an independent consulting firm authorized by the FDA, to verify clinical examination results, to provide clinical trial monitoring and FDA preparation support. We have terminated our relationship with Quintiles because we no longer need their services. If we were to require such consulting services in the future in connection with a supplement to our pre-market approval application or otherwise, we believe Quintiles would continue to work with us (if we are able to generate sufficient capita to retain Quintiles), but we have no contractual commitments to that effect. If we were unable to engage Quintiles again, we believe we could find alternative providers of similar services at similar rates.

CLINICAL TRIALS. Previously, we contracted with six hospitals to conduct the clinical trials reflected in our application for FDA pre-market approval of the BCS 2100. The six hospitals are:

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

         If we obtain pre-market approval from the FDA for our BCS 2100, of which we can provide no assurance, and if we are able to generate sufficient capital to continue our operations, we plan to expand our clinical studies utilizing the BCS 2100 with institutions and practitioners to obtain user feedback, test product enhancements and secure technical papers, and for training and educational marketing purposes. During 2002, we entered into a research relationship with McKay-Dee Hospital in Ogden, Utah for a study of up to 70 patients referred for biopsy of a single mass after undergoing conventional diagnostic procedures. We conducted this study to acquire information about the effectiveness of the BCS 2100 for women age 60 and over presenting with a lesion described as a mass. We ended this study during the third quarter of fiscal 2003, without conclusion, when it became apparent that the institution did not treat sufficient patients to complete the study in a timely fashion. A separate study at McKay-Dee Hospital involved 125 women to obtain baseline information regarding the characteristic thermal profile associated with normal breast tissue in women 21 and older. We concluded this study during March 2002 and are holding the data for further analysis if we receive FDA pre-market approval. We also initiated a study at Massachusetts General Hospital, Harvard Medical School's largest teaching hospital, for a clinical study involving up to 250 patients referred for biopsy of a single mass after undergoing conventional diagnostic procedures. This study was intended to acquire information to study the effectiveness of the BCS 2100 in women age 60 and under who present with a lesion described as a mass. This study is on hold, pending the FDA's final decision regarding our application for pre-market approval of the BCS 2100. These studies could provide us with an opportunity to evaluate the form and function of the BCS 2100 and develop product enhancements for next generation products. We are not currently conducting clinical studies or trials for our TIP or Photonic Stimulator.

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

THE TIP AND PHOTONIC STIMULATOR. Our pain management products, the TIP and Photonic Stimulator, are classified for FDA purposes as Class II devices. The Photonic Stimulator received Section 510(k) approval under a generic category as
"an infrared lamp .... intended for medical purposes that emits energy at infrared frequencies to provide topical heating" on April 15, 1998. Our TIP received Section 510(k) approval on April 26, 1990 under a generic category as a "telethermographic system for adjunctive diagnostic screening for detection of breast cancer or other uses in an electrically powered device with a detector that is intended to measure, without touching the patient's skin, the self-emanating infrared radiation that reveals the temperature variations of the surface of the body." As required by governing rules, each of the TIP and the Photonic Stimulator is listed with the FDA and labeled, manufactured and designed according to governing rules. We have not experienced any adverse events with respect to the Photonic Stimulator or the TIP, have not had to recall either such product and have not had any penalty or legal remedies exercised against us by the FDA with respect to such products. In connection with our export of the Photonic Stimulator and TIP to foreign countries, we have obtained (in accordance with import regulations of the destination countries) certification of United States clearance and complied with specific labeling and quality management requirements. As explained above, because the TIP and Photonic Stimulator are not Class III devices, rules related to investigational device exemptions, clinical investigator monitoring, institutional review board approval and pre-market approval do not apply to such devices.

THE BCS 2100. The BCS 2100 is classified for FDA purposes as a Class III medical device. As a result, we obtained an investigational device exemption in connection with the commencement of clinical studies on the BCS 2100. In addition, our clinical studies with respect to the BCS 2100 were subject to monitoring and conducted in accordance with Good Clinical Practices. Our clinical studies were reviewed and monitored by institutional review boards at USC/Norris Comprehensive Cancer Center in Los Angeles, Mt. Sinai Hospital in Miami, St. Agnes Hospital in Baltimore, Lahey Clinic in Boston and Providence Hospital in Washington, D.C. As described in greater detail below, we have requested from the FDA pre-market approval for our BCS 2100 but have not obtained it. Until we obtain pre-market approval for the BCS2100, we are not permitted to market or sell the device in the United States or list it with the FDA. Because pre-market approval has not been obtained, FDA rules related to listing, labeling, and manufacturing (other than design controls) do not yet apply. In addition, because we are not yet marketing the BCS 2100, we have not had any adverse events, recalls or penalties from the FDA with respect thereto. We have sold a single BCS 2100 to a purchaser in the Peoples Republic of China, and we obtained the requisite export permit with respect to such single sale.

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

         On December 10, 2002, the FDA's Radiological Devices Panel, which is composed of independent experts, was convened by the FDA and held a public hearing to evaluate our application in order to make a recommendation to the FDA whether to approve or disapprove the BCS 2100 for its intended uses. The panel, by a vote of 4-3, recommended that the FDA not approve the BCS 2100. On January 23, 2003, the FDA concurred with that recommendation. In a letter dated January 23, 2003, the FDA identified the following reasons for its denial of the application:

     o The proposed indications for use ("IFU") were revised (i.e., restricted to women with masses visible on mammography) on the basis of a retrospective analysis of the results of CTI's clinical study in the original approval dated June 15, 2001, which the FDA believed had the effect of limiting further use of the approval result for the purpose of supporting the proposed new IFU.

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

         In the same letter, the FDA explained that, in order to place our application for approval in approvable form, we should do the following:

     o Perform a new, focused pre-market clinical study, which clearly defines the target population for the device, and strictly adhere to this definition for the enrollment of subjects.

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

         In light of our shortage of capital, we do not currently have the resources necessary to conduct the additional clinical study requested by the FDA. We disagree with the FDA's conclusions, including the FDA's interpretation of data forming the basis for such conclusions In an attempt to secure approval without conducting the request clinical study and other tasks, we have corresponded and met face to face with the FDA's ombudsman, Deputy Commissioner, Chief Counsel and other staff on various occasions in an attempt to persuade them that the conclusions of the FDA's Radiological Devices Panel and the decision of the FDA were incorrect. We have also described our situation to government officials outside of the FDA, including the staffs of various congressmen, and asked such persons to encourage the FDA to reconsider its decision.

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

         Our management has reviewed the FDA's March 19, 2004 memorandum in an effort to determine the most efficient path to obtaining pre-market approval of the BCS 2100. We have also reviewed the FDA's alternative approaches to assess the anticipated impact of the two approaches on our ability to develop market and sell the BCS 2100, as well as the use of the BCS 2100 by our customers. We are pursuing the methods we believe to be fiscally responsible given our difficult financial situation to obtain FDA approval. Unless and until we receive approval or conditional approval), we cannot sell, market or distribute the BCS 2100 for commercial use in the United States. The BCS 2100 has been licensed for sale for commercial use in Canada and is in the approval process in China through our contracted affiliate, NanDa.

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

CURRENT EMPLOYEES

         As of October 1, 2005, we have two full-time employees: one accounting and administrative and one manufacturing and service. Though generally categorized as mentioned, the reduced number of employees requires each employee to "cross task" in each area of operation. Consultants are used in each area when needed. None of our employees are represented by a union and we consider our employee relations to be good.

                                  RISK FACTORS

INVESTMENT IN SHARES OF OUR COMMON STOCK IS SUBJECT TO A NUMBER OF RISK FACTORS THAT, IF REALIZED OR COME TO FRUITION, MAY ADVERSELY AFFECT OUR PROFITABILITY AND THE VALUE OF THESE SHARES WHILE HELD BY OUR SHAREHOLDERS.

OUR AUDITORS HAVE QUESTIONED OUR ABILITY TO CONTINUE OUR OPERATIONS.

         For the past four years our auditors issued their audit report with a going concern qualification. This means that based on our expected cash flow from operations and our existing current assets, our auditors did not believe that we would be able to continue our operations in their current form through the end of the applicable fiscal year. At present, we are not generating sufficient operating revenues to offset our operating expenses. We have experienced a loss from operations in every fiscal year since our inception. As a result of these losses, we had working capital deficits throughout our 2005 fiscal year. Working capital is a measure of the amount of liquid assets an enterprise has available to build its business. Our working capital deficit is an indication that we currently lack the liquid funds required to operate our business. We can provide no assurance that we will ever generate sufficient revenues to restore our working capital or to continue our operations.

WE DO NOT CURRENTLY HAVE SUFFICIENT CAPITAL TO MEET OUR OBLIGATIONS.

         As of June 30, 2005, we had $52 thousand in cash and a working capital deficit of $2.2 million. Accordingly, we did not have sufficient capital to conduct our operations or pay our debts when due. The only way we will be able to continue our business operations will be if we are able to obtain outside financing to fund our business operations and satisfy our liabilities. We hope to use a combination of equity and debt securities and instruments in order to secure additional funding; however, we do not presently have any funding or financing commitments from prospective investors or lenders, and can provide no assurance that we will be able to secure additional funding from any source or, if available, upon acceptable terms and conditions. We have actively sought to obtain funding from external sources and, except for limited circumstances we have not been successful in obtaining capital necessary to continue operations throughout the next fiscal year. We may not be able to obtain the amount of additional capital we need or may be forced to pay an extremely high price for capital. Factors which may affect the availability and price of capital include the following: o market conditions affecting the availability and cost of capital generally;

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

WE HAVE SUBSTANTIALLY CURTAILED OUR OPERATIONS AND MAY NEVER RESUME EXPANDED OPERATIONS

         Due to our extremely limited financial resources, we have suspended substantially all of our operations. We are not currently able to pay for the employees, supplies and other resources that would be necessary for us to restore our business operations to their prior level. We currently employ only two employees, who are responsible for general and administrative matters, but have limited experience in manufacturing, marketing or distributing products like ours. As a result of our significantly reduced level of operations, our revenues have declined dramatically and we can provide no assurance that we will ever generate revenues sufficient to restore our operations to their former level. We currently lack the financial resources to expand our operations, and have no current basis to believe we will be able to attract additional capital in an amount to resume our prior level of operations.

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

         On January 23, 2003, the FDA concurred with the recommendation of its Radiological Devices Advisory Panel to decline approval of our BCS 2100. The FDA's decision, if not modified, precludes us from marketing the BCS 2100 in the United States. Since the FDA's decision, we have advocated a reversal or modification of the decision through multiple channels, but have been unsuccessful in our efforts. We may formally appeal the FDA's non-approval decision; however, an appeal would be expensive and time-consuming, and we do not presently have the financial resources to sustain our operations or pursue an appeal. We do not know whether our negotiations or any appeal we might file will be successful. There is no assurance that we will receive FDA approval. Our efforts to obtain FDA pre-market approval of the BCS 2100 have substantially depleted our financial and other resources, which have led to significant reductions in our operations and threaten our ability to fund our operations. Failure to secure FDA approval would materially reduce or eliminate the market for our BCS 2100 and could result in the complete termination of our operations.

ONGOING INVESTIGATIONS BY THE SEC AND U.S. ATTORNEY ARE CAUSING US TO INCUR SIGNIFICANT LEGAL EXPENSES, WHICH HAVE NEGATIVELY AFFECTED OUR WORKING CAPITAL, OPERATIONS AND BUSINESS PROSPECTS.

         Both the Securities and Exchange Commission (the "SEC") and the U.S. Attorney's Office for the Southern District of New York are conducting investigations involving possible violations of proscriptions on insider trading by our Chairman and Chief Executive Officer. Although we believe CTI is not currently a target of the investigations, we have incurred substantial legal expenses in responding to requests for information and documents from the SEC and the U.S. Attorney, preparing for and attending depositions by our officers, conducting investigations of our own affairs, and advancing legal fees on behalf of officers who are or may be entitled to indemnification in connection with these investigations. As of June 30, 2005, we had incurred expenses of approximately $825 thousand associated with these investigations. The expenses we have incurred to date have substantially and adversely affected our limited working capital and have negatively impacted our operations and limited our efforts to raise badly needed capital. The investigations (although slowed in fiscal year 2005) are ongoing; and we anticipate that the expenses we will incur in the future will continue to adversely affect our working capital, distract management from day-to-day operations and limit our capital-raising activities, any of which may result in us having to materially reduce or terminate our operations.

WE HAVE LIMITED REVENUES FROM OPERATIONS AND MAY NEVER HAVE SUBSTANTIAL REVENUE FROM OPERATIONS.

         With limited exceptions, our products have not been used in commercial applications and there is no assurance that the market will accept our products in sufficient volume to assure profitability. From inception on June 10, 1987 to June 30, 2005, we recorded accumulated operating losses as of June 30, 2005 of $97.6 million. We recorded revenues of approximately $236 thousand and $357 thousand for the fiscal years ended June 30, 2005 and 2004, respectively. We can provide no assurance that we will ever generate sufficient revenues to exceed our operating expenses. If our expenses continue to exceed our revenues, our business will fail.

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

WE EXPECT TO CONTINUE TO INCUR LOSSES, DEFICITS, AND DEFICIENCIES IN LIQUIDITY THAT WILL IMPAIR OUR OPERATIONS.

         We must develop clinical applications, obtain regulatory approvals, market our BCS 2100, develop further applications and markets for our other products and raise operating capital in order to become profitable. There is no assurance that we will be able to accomplish these objectives. We have incurred substantial losses in the past and expect to continue to incur losses, deficits and deficiencies in liquidity due to the significant costs associated with the continuing development and commercialization of our products. From June 10, 1987 until June 30, 2005, we incurred accumulated losses of approximately $97.6 million. We recorded accumulated losses of $702 thousand and $2.5 million for the fiscal years ended June 30, 2005 and 2004, respectively. Such losses and deficiencies have had, and will likely continue to have, a material adverse impact on our operations and financial condition. Our losses have limited our operations, including our efforts to obtain critical regulatory approvals, and our product development efforts. If we continue to incur losses, our operations will be impaired and we may be unable to remain in business.

WE HAVE LIMITED MANAGEMENT AND OTHER KEY PERSONNEL, WHICH LIMITS OUR ABILITY TO EFFECTIVELY ADDRESS THE DEMANDS OF OUR BUSINESS.

         During the 2005 fiscal year, key management personnel were lost due to necessary workforce reductions and resignations. During 2005 we were forced to reduce our total workforce from 6 full and part-time employees to 2 full time employees. We have not engaged a new President, nor have we replaced any of the other key personnel who resigned or were subject to our reductions in workforce. As a result of these departures, the demands on our management team and key personnel are extreme; frequently, they lack the time and resources to effectively address the demands of our business. At present we lack the financial resources to expand our management team, and do not anticipate that we will be able to attract or engage additional management or qualified key personnel in the immediate future.

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

WE HAVE TERMINATED INSURANCE POLICIES, LEAVING THE COMPANY, COMPANY OFFICERS AND DIRECTORS VULNERABLE.

         Due to our lack of resources, we have terminated most of our insurance policies including directors and officers insurance, clinical trials insurance, and employee life insurance. We continue to carry minimal employee health and workers compensation coverage. The reduction in insurance policies leaves the Company, as well as our officers and directors vulnerable to claims against CTI and our directors and officers. The lack of directors and officers insurance will limit the company's ability to attract quality executives for future growth unless adequate funds are obtained to re-instate directors and officers insurance.

THE RECENT VOLATILITY IN THE MARKET PRICE OF OUR COMMON STOCK COULD CONTINUE TO ADVERSELY AFFECT SHAREHOLDER VALUE.

The market price of our common stock may continue to experience wide fluctuations, as it has in the past, which could be unrelated to our financial and operating results. Such volatility could result in a material loss in the value of an investment in our shares. Our stock price has varied between $4.97 to $.06 in the past 5 years.

                               High           Low
               2001           $ 4.97         $ 1.44
               2002           $ 4.05         $ 0.56
               2003           $ 1.29         $ 0.09
               2004           $ 0.68         $ 0.06
               2005           $ 0.22         $ 0.06

         The price at which our common stock trades has been and will likely continue to be highly volatile and fluctuate substantially due to factors such as the following:

     o    General market conditions;
     o    Changes in or failure to meet investors' expectations;
     o Speculation regarding the likelihood of success, or lack thereof, of our FDA application relating to the BCS 2100;
     o    Concerns related to our solvency, liquidity or cash balances;
     o    Actual or anticipated fluctuations in our operating results;
     o    Ability to meet announced or anticipated profitability goals;
     o    Developments with respect to intellectual property rights; and
     o Announcements of technological innovations or the introduction of new products or services by us or our competitors;

THE LISTING OF OUR COMMON STOCK ON THE AMERICAN STOCK EXCHANGE WAS TERMINATED, WHICH CREATES SUBSTANTIAL UNCERTAINTY ABOUT THE ADEQUACY AND EFFICIENCY OF THE MARKET FOR OUR COMMON STOCK.

         On March 29, 2004, our common stock ceased to be traded on the American Stock Exchange ("AMEX"), due to our failure to comply with the requirements for continued listing on AMEX. Within a few months following the delistment, our common stock was quoted on the Over-the-Counter Bulletin Board Market ("OTCBB"), with the changed symbol of COIB.

         The termination of our AMEX listing has created substantial uncertainty about the adequacy and efficiency of the market for our common stock. An inadequate or inefficient trading market for our common stock will likely compound the market volatility risks described in the preceding paragraphs.

WE COULD ISSUE PREFERRED STOCK AND THIS COULD HARM YOUR INTERESTS.

         We have authorized 3 million shares of preferred stock, par value $5.00 per share, none of which are currently outstanding. The preferred stock, if issued, could have preferential voting, dividend and liquidation rights, which could adversely affect the rights of our shareholders. Our authority to issue preferred stock without shareholder approval could discourage potential takeover attempts and could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making such attempts more difficult and costly. The inability of a third party to enter into such a transaction may reduce the value of our shares. In connection with our efforts to raise capital, we could sell preferred stock to an investor. While we cannot quantify the impact at this time from any such issuance, this stock could offer conversion, dividend or other rights that could significantly dilute current shareholders of our common stock.

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

IF WE ARE UNSUCCESSFUL IN PREVENTING OTHERS FROM USING OUR INTELLECTUAL PROPERTY, WE COULD LOSE A COMPETITIVE ADVANTAGE.

         Our business activities depend, in part, on our ability to use and prevent others from using our patents, trademarks and other intellectual property. We currently hold seven patents and have submitted two patent applications. There can be no assurance that the steps we have taken to protect our property will protect our rights. Defense of our intellectual property rights could be expensive and time-consuming, and parties that misappropriate our intellectual property could have significantly more financial resources than us, making it financially impossible to protect our rights.

ITEM 2. PROPERTIES

         We lease facilities under two operating leases requiring fixed monthly payments, adjusted periodically over their term as follows: OGDEN, UTAH LEASE AGREEMENTS. We lease approximately 7,660 square feet of manufacturing space in Ogden, Utah, on a month-to-month basis. Monthly payments under the lease are $5,783. We also rent a storage space on a monthly basis for $80 per month. All of our operations are consolidated in the Ogden facility. We believe that our existing offices and other physical facilities are adequate for our present needs.

ITEM 3. LEGAL PROCEEDINGS

SEC AND DEPARTMENT OF JUSTICE INVESTIGATIONS

         Both the Securities and Exchange Commission (the "SEC") and the U.S. Attorney's Office for the Southern District of New York are conducting investigations involving possible violations of proscriptions on insider trading by our Chairman and Chief Executive Officer. Although CTI is not currently a target of the investigations, we are incurring substantial legal expenses in responding to requests for information and documents from the SEC and the U.S. Attorney, preparing for and attending depositions by our officers, conducting investigations of our own affairs, and advancing legal fees on behalf of officers who are or may be entitled to indemnification in connection with these investigations. As of June 30, 2005, we had incurred expenses of approximately $825 thousand associated with these investigations. The expenses we have incurred to date have substantially and adversely affected our limited working capital and have negatively impacted our operations and limited our efforts to raise badly needed capital. The investigations (although slowed in fiscal year
2005) are ongoing; and we anticipate that the expenses we will incur in the future will continue to adversely affect our working capital, distract management from day-to-day operations and limit our capital-raising activities, any of which may result in us having to materially reduce or terminate our operations.

         In December 2002, we were requested to provide certain documents to the SEC and the U.S. Attorney for the Southern District of New York in connection with their investigation of possible violations by our Chairman of the Board and Chief Executive Officer of the insider trading prohibitions found in the federal securities laws. During the year ended June 30, 2003 we incurred approximately $658 thousand in legal costs in complying with these requests. During the fiscal year ended June 30, 2004, we incurred approximately $168 thousand in additional legal costs associated with these investigations. For fiscal year ending June 30, 2005, legal costs held steady with little or no changes. We also may be required to indemnify our officers and directors for fees incurred for these investigations. For the year ended June 30, 2004, such indemnification obligations totaled approximately $48 thousand, and during the year ended June 30, 2005 indemnification obligations were reduced to approximately $34 thousand.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders during the fiscal year ended June 30, 2005.


PART II
-------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On March 29, 2004, our common stock ceased to be traded on the American Stock Exchange ("AMEX"), due to our failure to comply with the requirements for continued listing on AMEX. Within a few months following the delisting of our common stock on AMEX, the Over-the-Counter Bulletin Board ("OTCBB") began quotation of transactions in our common stock with the changed symbol of COIB.

     Year Ended June 30, 2004                Low Bid             High Bid
     ------------------------                -------             --------
     First Quarter                           $ 0.31              $ 0.76
     Second Quarter                          $ 0.19              $ 0.39
     Third Quarter                           $ 0.17              $ 0.58
     Fourth Quarter                          $ 0.06              $ 0.27

     Year Ended June 30, 2005
     ------------------------
     First Quarter                           $ 0.09              $ 0.17
     Second Quarter                          $ 0.10              $ 0.15
     Third Quarter                           $ 0.11              $ 0.22
     Fourth Quarter                          $ 0.08              $ 0.13

PRICE RANGE OF OUR COMMON STOCK

         The following table summarizes the quarterly low and high bid prices per share for our common stock on AMEX and the OTCBB, as applicable, during the periods indicated. The bid prices reflect inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

         On June 30, 2005, the closing bid for our common stock as reported on the OTCBB was $0.11per share. On June 30, 2005, we had approximately 14 million shares of our common stock held by beneficial shareholders and approximately 114 million shares of our common stock outstanding.

     Year Ended June 30, 2004                Low Bid             High Bid
     ------------------------                -------             --------
     First Quarter                           $ 0.31              $ 0.76
     Second Quarter                          $ 0.19              $ 0.39
     Third Quarter                           $ 0.17              $ 0.58
     Fourth Quarter                          $ 0.06              $ 0.27

     Year Ended June 30, 2005
     ------------------------
     First Quarter                           $ 0.09              $ 0.19
     Second Quarter                          $ 0.10              $ 0.15
     Third Quarter                           $ 0.11              $ 0.22
     Fourth Quarter                          $ 0.08              $ 0.13

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

         Our current products are the BCS 2100, Photonic Stimulator, TIP and TBIS. We have historically marketed our products with an internal sales force and through independent distributors. At present, however, due to our troubled financial condition, we are not actively marketing our products. To date, our revenues have been generated principally from the sale of our Photonic Stimulator, TIP, TBIS and services provided in connection with our TBIS.

         Given our inability to market our principal product unless we secure FDA pre-market approval, our need to raise capital to fund our operations, our history of losses (over $97 million since inception), and the risk of pending or future litigation, our independent auditor's opinion dated October 2005 contains a "going concern qualification," meaning that our independent auditors have indicated that there is substantial doubt as to our ability to continue as a going concern. Our efforts to raise additional funds during the 2005 fiscal year have been largely unsuccessful. Since the FDA's rejection of our application for pre-market approval of the BCS 2100 in December 2002, we have raised $500 thousand in advances under an equity line of credit with Beach Boulevard, $1.32 million through a private issuance of restricted stock, $660 thousand from the NanDa License Agreement and $320 thousand from short-term notes. We have pursued additional financing transactions, but, as of the date of this report, we have been unsuccessful in our efforts to raise additional capital. Regardless of the FDA's ultimate decision regarding our application for pre-market approval of the BCS2100, we will require additional capital to execute our operating plan, which may include more clinical trials, research and development, marketing outside the United States and marketing and manufacturing expenses.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements requires us to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgment involved and its potential impact on our reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period, and would materially impact our financial condition, changes in financial condition or results of operations. Our significant accounting policies are discussed in Note 1 of the Notes to our consolidated financial statements set forth in Item 7 below; critical estimates inherent in these accounting policies are discussed in the following paragraphs. Our management has discussed the development and selection of these critical accounting policies with the Audit Committee of our Board of Directors.

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

         Our standard domestic terms for our medical products to end-user customers require prepayment and our standard international terms for our medical products is cash. On occasion, we offer extended payment terms beyond our normal business practices, usually in connection with providing an initial order of demonstration equipment to a new domestic distributor. We consider fees on these extended terms agreements to not be fixed and collectibility to be less than probable. Accordingly, we defer the revenue until receipt of payment. We sell separate extended warranty contracts for our TIP and Photonic Stimulator and recognize revenue from those arrangements ratably over the contract life. We do not offer rights or return privileges in sales agreements.

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

         INVENTORY VALUATION--We value inventory at lower of cost or market. Inventory values are determined using standard purchase quantities and prices agreed with our vendors. If purchase costs decrease, any difference is recorded to cost of revenues and the carrying value of inventory is reduced. We have not experienced significant material cost increases for any production part though we do expect price increases due to the increased costs of petroleum products.

         INVENTORY RESERVES--We reserve for excess and obsolete inventory by comparing inventory on hand to estimated consumption during the next 12 months. Consumption is estimated by annualizing trailing three or six-month trailing sales volumes, adjusting those volumes for known activities and trends, and comparing forecast consumption to quantity on hand. Any difference between inventories on hand greater and estimated consumption is recorded to cost of revenues and an excess and obsolete reserve which is included as an element of net inventory reported on our balance sheet. Amounts charged into the inventory reserves are not reversed to income until the reserved inventory is sold or otherwise disposed.

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

         During 2001, we modified the exercise price of certain stock options granted to certain of our executives and managers in connection with concluding severance agreements or to align the interests of executives, managers and shareholders. As a result, these options became subject to variable accounting. Variable accounting requires us to adjust compensation expense for the increases or decreases in the intrinsic value of the modified awards in subsequent periods until the award is exercised, is forfeited, or expires unexercised.

         We follow SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, for non-employee stock options and warrants granted. Values have been estimated at the date of grant and beginning of the period respectively, using a Black-Scholes security-pricing model. In determining values under the Black-Scholes pricing model, we make estimates and assumptions regarding our volatility, risk-free lending rate and the expected life of the security, which materially impact the security's value.

         Our Board of Directors authorize all stock option and warrant grants, and approve any changes to option or warrant terms.

RESULTS OF OPERATION

FISCAL YEARS ENDED JUNE 30, 2005 AND 2004

         REVENUES

       Total revenues for the fiscal year ended June 30, 2005 were $236 thousand, compared to $357 thousand for the fiscal year ended June 30, 2004, a decrease of $121 thousand or 34%. We attribute the decrease in revenues to reductions in sales personnel and other staff, as well as other consequences of our limited financial and operational resources. We recognize revenue from product sales to end customers upon shipment of products when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations remain, the fee is fixed or determinable, and collectibility is probable. If these conditions are not met, revenue is deferred until such obligations and conditions are fulfilled. If we retain an ongoing obligation under a sales arrangement, revenue is deferred until all our obligations are fulfilled

       Our medical segment revenues were $136 thousand and $269 thousand for the fiscal years ended June 30, 2005 and 2004, respectively. The decrease of $133 thousand, or 49% resulted primarily from decreased shipments of TIP units and Photonic Stimulators.

       The remaining $100 thousand and $88 thousand of revenues reported in 2005 and 2004, respectively, were attributable to our industrial segment. The $71 thousand in industrial revenues that we recognized during fiscal 2005 was primarily repair work on existing customer cameras.

       As of June 30, 2005, we did not have a backlog of industrial orders for our TBIS and industrial products, nor did we have a backlog as of June 30, 2004. We generally have no backlog for pain management products, which are shipped promptly upon receipt of an order. Reported backlog represents the actual value of purchase orders issued to us for delivery of goods in the future. As of June 30, 2005, we had not recognized revenue for the sale of a TBIS to Pratt & Whitney because, even though the TBIS was delivered during the quarter ended March 31, 2003, we have not yet satisfied our post-delivery obligations related to customer acceptance testing, installation and training, and customization of software for the needs of Pratt & Whitney. We have not included the TBIS sold to Pratt & Whitney in backlog because an invoice with respect to such TBIS had been sent and was payable as of June 30, 2003. Pratt & Whitney has requested the Company remove the TBIS. We have reclassified the deferred revenue as a liability until this issue is resolved. Revenue will be recognized as a gain on sale of fixed assets when all of our sales commitments and obligations have been fulfilled.

         EXPENSES

         GROSS MARGINS AND COST OF REVENUES. Total gross margins for the fiscal year ended June 30, 2005 were $70 thousand, compared to $191 thousand for the fiscal year ended June 30, 2004, a decrease of approximately 64%. This decrease is principally attributable to the 34% decrease in revenues. However, gross margins decreased as a percentage of sales from 54% to 30%. This decrease in gross margin as a percentage of sales was due primarily to the increase of physical discrepancies (adjustment of inventory to physical count)). Total cost of goods sold for fiscal 2005 was $166 thousand, compared to $165 thousand in fiscal 2004, a .4% increase in dollar value.

         We have not tracked segment information beyond certain revenue levels due primarily to the similarity of inventoried products used in each segment. The absence of segmented information is also due to the fact that industrial revenues for fiscal 2005 were principally repair-oriented.

         Gross margins and cost of revenues as a percentage of sales for the fiscal years ended June 30, 2005 and 2004 were:



                   Total Sales  Percentage    Total Sales   Percentage     Increase     Percentage
                     2005        of Sales        2004        of Sales     (Decrease)     of Change
                  -----------   -----------   -----------   -----------   -----------   -----------
Net Revenue           235,972          100%       356,710          100%      (120,738)         -34%
Cost of Goods Sold    165,100           70%       165,741           46%          (641)           0%
                  -----------   -----------   -----------   -----------   -----------   -----------
Gross Margin           70,872           30%       190,969           54%      (120,097)         -63%
                  ===========   ===========   ===========   ===========   ===========   ===========


                                    2005          2004
                                -----------   -----------
Leasehold Improvements                   --            --
Office Furniture & Fixtures           8,421        38,421
Machinery & Equipment               409,618       557,281

OPERATING, GENERAL AND ADMINISTRATIVE. Operating, general and administrative expenses for the year ended June 30, 2005 were $523 thousand, compared $1.235 million for the year ended June 30, 2004. Operating, general and administrative expenses decreased by $712 thousand, or 58%, from fiscal 2004 to fiscal 2005. If we obtain FDA pre-market approval or funding to facilitate the steps suggested by the FDA, neither of which appears imminent at this point in time, or, if customers in Canada or China begin to purchase our BCS 2100, then our expense level would increase in connection with hiring people to manufacture and market our BCS 2100.

         Operating, general and administrative expenses decreased from fiscal 2004 to fiscal 2005 primarily due to: 1) $427 thousand decrease in legal and other professional services expenses; 2) $135 thousand decrease in insurance expense; 3) a $102 thousand decrease in wages and related expenses: and 4) a $44 thousand decrease in travel expenses.

         We may also be required to indemnify our officers and directors in connection for fees incurred in connection with these investigations. The decrease in wages was due primarily to a material decrease in the number of employees, as well as salary reductions. The decrease in expense spending in conjunction with reduction of employees decreased travel expenses. .

         LITIGATION SETTLEMENTS. Litigation settlements were $110 thousand for the year ended June 30, 2004 and $0 for the year ended June 30, 2005, a decrease of $110 thousand. Two separate legal issues, which were settled in the year ending June 30, 2004, were expensed in the same year.

         RESEARCH AND DEVELOPMENT. Research and development expenses for the year ended June 30, 2005 were $182 thousand compared to $997 thousand for fiscal 2004 a decrease of $815 thousand, or 82% from fiscal 2004 to fiscal 2005. The decrease in research and development expense was primarily a result of: 1) a $551 thousand decrease in wages; 2) a $147 thousand decrease in insurance expense; and 3) a $69 thousand reduction in legal fees.

         The decrease of research and development expenses during the year ended June 30, 2005 primarily relates to our efforts to decrease costs and reduce our negative cash flow. We no longer employ medical and industrial research and development personnel and have eliminated all capital projects. Research and development spending is highly dependant upon our ability to secure FDA approval, attract investors and generate revenue from sales. The FDA has asked for more clinical trials to be preformed which may require us to increase efforts in research and development. After reviewing the circumstances associated with our application for pre-market approval, we have filed with the FDA a "Citizen's Petition" alleging that our application was severely and improperly prejudiced because of bias against CTI by FDA staff reviewers who improperly undermined the Advisory Panel's review of our application and ultimately caused the FDA to reject that application. Our Citizen's Petition requests that the FDA Commissioner review and reconsider our application for pre-market approval of the BCS 2100.

         If our Citizen's Petition is unsuccessful, we may be required to conduct more clinical trials. We do not presently have the financial resources or personnel on staff to complete additional clinical trials. If additional trials are required, we will need to obtain additional capital in the form of debt or equity. Given our current financial condition, we do not believe we will be able to raise debt capital. We have previously evaluated, and will continue to evaluate, opportunities to raise equity capital through private offerings of our capital stock; however, we can not provide any assurance that we will be able to raise equity capital if necessary to fund additional clinical trials.

         For the fiscal year ended June 30, 2005 and all prior periods, we expensed all costs associated with process and systems development, including software code development, computer hardware and software purchases, and expenses related to the development of our BCS 2100.

         MARKETING. Marketing expenses for the year ended June 30, 2005 were $24 thousand, compared to $242 thousand for the year ended June 30, 2004. Marketing expenses decreased by $218 thousand, or 90% from fiscal 2004 to fiscal 2005.

         Marketing expense decreases were primarily a result of: 1) a $147 thousand decrease in wages and related expenses resulting from a material reduction in the number of sales and marketing employees; 2) a $34 thousand reduction in insurance expenses: and 3) a $16 thousand decrease in marketing, travel and tradeshow expenses, reflecting our reduced marketing efforts.

         Marketing expenses decreased due to our decision to significantly reduce our marketing activities, including tradeshows and travel expenses, and sales and marketing personnel. As a result of these significant reductions in workforce and curtailed marketing efforts since June 30, 2004 sales have dropped significantly.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the fiscal year ended June 30, 2005 were $17 thousand, compared to $142 thousand for the year ended June 30, 2004 a decrease of $125 thousand, or 88%.

         IMPAIRMENT LOSSES. Impairment losses consisted of asset impairments of approximately $711 thousand for the fiscal year ended June 30, 2003. There was no impairment of assets in fiscal 2004. We evaluate our property, plant and equipment for impairment whenever indicators of impairment exist. For fiscal year 2005 we recorded an impairment of equipment for $14 thousand.

         Accounting standards require that if the sum of the future cash flows expected to result from the assets, undiscounted and without interest charges, is less than a company's reported value of the assets, then the asset is not recoverable and the company must recognize an impairment. The amount of impairment to be recognized is the excess of the reported value of the assets over the fair value of those assets and is recorded as an impairment expense on the company's statement of operations. In estimating impairments, our management makes assumptions about future cash flows and fair value that are inherently uncertain, can significantly affect the results, and may differ from actual future results.

         OPERATING INCOME/LOSS

         We recorded an operating loss of $709 thousand for the fiscal year ended June 30, 2005, compared to an operating loss of $2.5 million for the fiscal year ended June 30, 2004 an improvement of $1.79 million or 72%.

         We did not maintain medical and industrial segment information beyond the gross margin level due to the dramatic changes in the scope of our operations. Segment allocations were previously calculated on a budgetary allocation. As we dramatically reduced our expenses during fiscal 2005 and significantly changed the structure of our operations, segment allocations became misleading and therefore, we have abandoned such allocations.

         NET INTEREST INCOME/EXPENSE

         Interest income for the fiscal year ended June 30, 2005 was less than $1 thousand, compared to $5 thousand for the year ended June 30, 2004. The $4 thousand, or 97%, decrease was primarily a result of decreased investments available for sale and lower interest rates. Interest income declined as we used investments available for sale to fund operations.

         Interest expense for the fiscal year ended June 30, 2005 was $20 thousand, compared to $10 thousand for the year ended June 30, 2004. Interest expense for fiscal year 2005 was comprised of interest accrued but not paid for three loans 1) $14,178 attributable to a $100 thousand debt to Thermal Imaging Inc assumed at the time of settlement of the departure of our former president;
2) $12,526 attributable to a $200 thousand loan received June 14, 2004; and 3) $1,364 attributable to a $20 thousand loan received May 11, 2004. The remaining interest expense for fiscal 2005 was due to finance charges from vendors for late payments.

         OTHER INCOME/EXPENSE

         Other income/expense for the fiscal year ended June 30, 2005 was $0, compared to $69 thousand for the year ended June 30, 2004.

         NET LOSS

         We incurred a loss of $709 thousand, or $(.006) per share, for the fiscal year ended June 30, 2005, compared to a loss of $2.47 million, or $(.02) per share, for the fiscal year ended June 30, 2004.

UNAUDITED QUARTERLY RESULTS OF OPERATIONS
-----------------------------------------

         The following table summarizes our results of operations for each of the four quarters in the fiscal years ended June 30, 2005 and 2004. This information was derived from unaudited interim consolidated financial statements that, in the opinion of our management, have been prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this Report and includes all adjustments necessary for fair statement of such information when read in conjunction with the audited consolidated financial statements and notes thereto. Period-to-period comparisons of our historical operating results are not necessarily indicative of future performance.

                                                                    Quarter ended (unaudited)
                                                                         (in thousands)
====================================================================================================================================

                                               6/30/05   3/31/05   12/30/04   9/30/04   6/30/04   3/30/04   12/31/03   9/30/03
                                           -----------------------------------------------------------------------------------------
Revenues                                        $ 28      $ 76       $ 56      $ 76      $ 93      $ 107      $ 94      $ 63
Cost of goods sold                              (119)      (23)        (9)      (13)      (90)       (13)      (21)      (42)
                                           -----------------------------------------------------------------------------------------
Gross margin                                     (92)       53         47        63         3         94        73        21
Operating general & administrative               283        23         95       116        58        252       380       545
Litigation Settlement                              -                    -         -         -         10       100         -
Research & development                            71        17         36        58        69        264       297       367
Marketing                                          0        (2)         8        17       (54)        45        97       154
Depreciation & amortization                       (2)       11          3         5        10         36        41        55
Impairment Loss                                   14         -          -         -
                                           -----------------------------------------------------------------------------------------
Total costs and expenses                         366        49        141       196        83        607       915     1,121
Interest income/(expense)                         (6)       (5)        (5)       (5)       64          1         2        (4)
Misc. Income                                       -                    -         -                    -
                                           -----------------------------------------------------------------------------------------
Total other income                                (6)       (5)        (5)       (5)       64          1         2        (4)
                                           -----------------------------------------------------------------------------------------
Net loss                                       $(464)      $(1)       $(99)    $(138)   $ (16)    $ (512)   $ (840) $ (1,104)
                                           =========================================================================================


Period-to-period comparisons of our historical operating results are not necessarily indicative of future performance.

         Revenue fluctuates quarter-to-quarter primarily due to large industrial sales and contracts.

         In the quarter ended June 30, 2005 cost of goods sold increase due to inventory adjustments related to impairment evaluations and physical count.

          Operating expenses steadily declined as we attempt to conserve cash. In the quarter ended June 30, 2005 expenses increased due to impairment losses.

         Gross margin decreased for June 30, 2005 due to the physical adjustment to cost of goods sold when reconciling the physical count of inventory.

SOURCES OF LIQUIDITY

         Given our inability to market our principal product unless we secure FDA pre-market approval, our need to raise capital to fund our operations, our history of losses ($97 million since inception), and the risk of pending or future litigation, our independent auditor's opinion dated September 2005 contains a "going concern qualification," meaning that our independent auditors have indicated that there is substantial doubt as to our ability to continue as a going concern. Our efforts to raise additional funds during the 2005 fiscal year have been largely unsuccessful. Since the FDA's rejection of our application for pre-market approval of the BCS 2100 in December 2002, we have raised $500 thousand in advances under an equity line of credit with Beach Boulevard, $1.32 million through a private issuance of restricted stock, $660 thousand from the NanDa License Agreement and $330 thousand from short-term notes. We have pursued additional financing transactions, but, as of the date of this Report, we have been unsuccessful in our efforts to raise additional capital. Regardless of the FDA's ultimate decision regarding our application for pre-market approval of the BCS2100, we will require additional capital to execute our operating plan, which may include more clinical trials, research and development, marketing outside the United States and marketing and manufacturing expenses.

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

         Our operations used $217 thousand of cash during the fiscal year ended June 30, 2005, compared to $1.8 million in the fiscal year ended June 30, 2004. The reduction of cash usage was due primarily to a significant decrease in our operating costs.

         Investing activities provided no cash in fiscal year 2005. During the fiscal year ended June 30, 2005, we received a short term note to assist in continuing operations of $100 thousand in June of 2005. The term and details are yet to be determined. We are, however, accruing on our financial statements the obligation to repay the loans, together with interest at an imputed interest rate for accounting purposes.

         As of June 30, 2005, we believed that we had sufficient liquidity to sustain current operations for three to four months. We have received $300 thousand of debt proceeds since June 30, 2005 and we continue to engage in discussions with other prospective sources of equity capital. To restore operations to former levels, we must secure additional funding. As of June 30, 2005, our current monthly cash outlay rate was approximately $30 thousand; our cash monthly outlay at our former full operation rate was approximately $1.1 million. We cannot continue to reduce our monthly cash outlay and be able to service our current customers. As of June 30, 2005, we hold four notes totaling $420 thousand. No payment schedule has been determined for repayment.

         As of June 30, 2005 we had no contractual obligations, other than payment plans for existing vendors whose invoices are reflected on our balance sheet as accounts payable.

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

         Our current operating level consists of significantly reduced staffing, minimal services, halted production and consolidated facilities. Since December 2002, we have significantly cut back on our expenses to maintain solvency and continue efforts to obtain FDA pre-market approval of the BCS 2100. Since June 30, 2002, we have reduced our monthly cash outlays from $1.1 million to approximately $30 thousand by: a) reducing staff from 72 to 2 employees and eliminating certain benefit programs; b) eliminating regional trade shows and related marketing expenses; c) consolidating our Bales Scientific facility into our Ogden, Utah facility; d) eliminating research and development activities; and e) decreasing manufacturing and production expenditures.

         Under our bylaws and contractual agreements, we are required to indemnify our current and former officers and directors who are a party to certain litigation proceedings by providing legal defense through our attorneys (or reimbursing them for their own attorneys) and covering all damages they may suffer if the plaintiffs are successful. For the year ended June 30, 2005, such indemnification obligations totaled approximately $33 thousand.

         Given our inability to market our principal product unless we secure FDA pre-market approval, our need to raise capital to fund our operations, our history of losses ($97.6 million since inception), and the risk of pending or future litigation, our independent auditor's opinion dated September 2005 contains a "going concern qualification," meaning that our independent auditors have indicated that there is substantial doubt as to our ability to continue as a going concern. Our efforts to raise additional funds during the 2005 fiscal year have been largely unsuccessful. Since the FDA's rejection of our application for pre-market approval of the BCS 2100 in December 2002, we have raised $500 thousand in advances under an equity line of credit with Beach Boulevard, $1,.320 million through a private issuance of restricted stock, $660 thousand from the NanDa License Agreement and $320 thousand from short-term notes. We have pursued additional financing transactions, but, as of the date of this report, we have been unsuccessful in our efforts to raise additional capital. Regardless of the FDA's ultimate decision regarding our application for pre-market approval of the BCS2100, we will require additional capital to execute our operating plan, which may include more clinical trials, research and development, marketing outside the United States and marketing and manufacturing expenses.

         There can be no guarantee that will be successful in obtaining FDA pre-marketing approval or that we will be able to raise additional capital required to continue our operations. We are pursing opportunities internationally including Canada. Our discussions with potential investors are in an early stage and we cannot guarantee that we will be able to successfully conclude any transaction.

RECENT ACCOUNTING PRONOUNCEMENTS

         During the year ended June 30, 2005 there were no new accounting pronouncements that had a material effect on our operations or financial conditions.

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                       30


Consolidated Balance Sheets as of June 30, 2005 and 2004                      31


Consolidated Statements of Operations for the years ended
June 30, 2005 and 2004.                                                       32


Consolidated Statements of Stockholders' Equity/Deficit for the
years ended June 30, 2005 and 2004                                            33


Consolidated Statements of Cash Flows for the years ended
June 30, 2005 and 2004                                                        34


Notes to Consolidated Financial Statements                                    35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Computerized Thermal Imaging, Inc. and Subsidiaries
Ogden, Utah

We have audited the accompanying consolidated balance sheets of Computerized Thermal Imaging, Inc. and subsidiaries as of June 30, 2005, and the related consolidated statements of operations and other comprehensive income (loss), stockholders' equity (deficit) and cash flows for the years ended June 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computerized Thermal Imaging, Inc. and Subsidiaries as of June 30 and the consolidated results of their operations and their cash flows for the years ended June 30, and 2005 in conformity with United States Generally Accepted Accounting Principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and has a working capital deficit at June 30, 2005 of $1.944 million. Together these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah

October 12, 2005

                                      COMPUTERIZED THERMAL IMAGING, INC.
                                          CONSOLIDATED BALANCE SHEETS


                                                                       JUNE 30,          JUNE 30,
                    ASSETS                                               2005               2004

CURRENT ASSETS:
 Cash and cash equivalents                                          $     51,688       $    168,955
 Accounts Receivable - trade, less allowance for doubtful                     40             53,328
  accounts of $0 on June 30, 2005
 Accounts Receivable- other (net)                                             --              1,391
 Inventories                                                              87,276            260,331
 Prepaids expenses                                                        33,809             91,474
                                                                    --------------------------------
   Total current assets                                                  172,813            575,479
                                                                    --------------------------------

NET PROPERTY PLANT & EQUIPMENT (Net)                                       7,525            169,358
                                                                    --------------------------------

INTANGIBLE ASSETS:
  Intellectual property rights, less accumulated amortization
  of $20,107 and $17,437 respectfully                                     12,740             15,410
                                                                    --------------------------------

TOTAL ASSETS                                                        $    193,078       $    760,247
                                                                    ================================

                    LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts Payable                                                   $    558,045       $    512,542
 Accrued Liabilities                                                     555,262            172,036
 Short-term Note Payable with interest                                   333,891            220,690
 Deferred Revenue                                                        669,991          1,083,100
                                                                    --------------------------------
     Total Current Liabilities                                         2,117,189          1,988,368
                                                                    --------------------------------
LONG-TERM NOTE PAYABLE                                                   114,181            109,178
                                                                    --------------------------------
TOTAL LIABILITIES                                                      2,231,370          2,097,546
                                                                    --------------------------------

STOCKHOLDERS' EQUITY
 Convertible preferred stock, no par value, 3,000,000
  shares authorized; none issued                                              --                 --
 Common stock, $.001 par value, 200,000,000 shares authorized,
  114,561,698 and 114,561,698 issued and outstanding on
  June 30, 2005 and June 30, 2004, respectively                          114,562            114,562
 Additional paid-in capital                                           95,462,474         95,454,274
 Deficit accumulated                                                 (97,615,328)       (96,906,135)
                                                                    --------------------------------
TOTAL STOCKHOLDERS' EQUITY                                            (2,038,292)        (1,337,299)
                                                                    --------------------------------
TOTAL LIABILITIES & STOCKHOLDERS'  EQUITY                           $    193,078       $    760,247
                                                                    ================================

            The accompanying notes are an integral part of these consolidated financial statements.

                                                      31

                       COMPUTERIZED THERMAL IMAGING, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
              THE TWELVE MONTH PERIOD ENDED JUNE 30, 2005 AND 2004

                                                     YEARS ENDED JUNE 30,
Revenue                                             2005              2004
                                              ----------------------------------
PS                                            $      82,652       $     124,499
TIP                                                  94,570              26,859
Turbine                                              48,173              13,748
Warranty Revenue                                         --              19,929
Other Services                                        6,475              87,520
Discounts & Other                                    (4,995)             (2,875)
Freight                                               9,097               4,364
                                              ----------------------------------
Net Revenue                                         235,972             356,710

COST OF SALES
Materials                                            28,762             149,175
Variance                                                 --                 611
Physical Discrepancies                              129,439                  --
Freight                                               6,899                 306
                                              ----------------------------------
Total Cost of Sales                                 165,100             165,741

                                              ----------------------------------
GROSS MARGIN                                         70,872             190,969
                                              ----------------------------------

OPERATING EXPENSES
General & Administration                            523,079           1,235,482
Sales & Marketing                                    23,855             242,373
Research & Development                              181,878             996,567
Depreciation                                         14,442             139,346
Amortization                                          2,670               2,656
                                              ----------------------------------
Total Depreciation & Amortization                    17,112             142,002
                                              ----------------------------------
Litigation settlement                                    --             110,000
Impairments                                          13,990                  --
                                              ----------------------------------
Total Operating Expenses                            759,914           2,726,424
                                              ----------------------------------

OPERATING INCOME  (LOSS)                           (689,042)         (2,535,455)
                                              ----------------------------------

OTHER INCOME / EXPENSE
Interest Income                                         118               4,512
Interest Expense                                    (20,320)            (10,478)
Other                                                    51              69,074
                                              ----------------------------------
Total Other Income / Expense                        (20,151)             63,108
                                              ----------------------------------
Profit / (Loss) Before Taxes                       (709,193)         (2,472,347)
                                              ----------------------------------
Tax Expense                                              --                  --
State                                                    --                  --
                                              ----------------------------------
               NET LOSS                            (709,193)         (2,472,347)
                                              ==================================

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                   114,566,981         114,566,981
                                              ==================================

BASIC AND DILUTED LOSS PER COMMON SHARE       $       (0.01)      $       (0.02)
                                              ==================================


    The accompanying notes are an integral part of these financial statements


                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            FOR THE YEARS ENDED JUNE 30, 2005 AND 2004


                                                                                  ADDITIONAL
                                                        COMMON STOCK                PAID-IN         ACCUMULATED
                                                  SHARES            AMOUNT          CAPITAL            DEFICIT             TOTAL
                                               -------------------------------------------------------------------------------------
Balance at June 30, 2003                         109,329,098      $ 109,329      $ 94,041,104      $ (94,433,788)      $   (283,355)

 Converion of remaining premium pntly 7.7.04         196,451            196            88,206                                88,403
 Kuwait Restriced Stock Sale 7.10.04               3,344,482          3,344           996,656                             1,000,000
 Garvey Schubert Issue for debt 1.22.04               25,000             25             9,975                                10,000
 Xue Zheng Charlie DAI (CMS) 1.30.04               1,000,000          1,000           219,000                               220,000
  Nabeel Al Mulla Stock Sale 5.14.2004               666,667            667            99,333                               100,000
Net loss                                                                                              (2,472,347)        (2,472,347)
Balance at June 30, 2004                         114,561,698        114,562        95,454,274        (96,906,135)        (1,337,299)
In trin sic Value of Options                                                            8,200                                 8,200
Net Loss                                                                                                (709,193)          (709,193)
                                               -------------------------------------------------------------------------------------
Balance at June 30, 2005                         114,561,698      $ 114,562      $ 95,462,474      $ (97,615,328)      $ (2,038,292)
                                               =====================================================================================

                         The accompanying notes are an integral part of these consolidated financial statements.

                                                                33

                                      COMPUTERIZED THERMAL IMAGING, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         YEAR              YEAR
                                                                         ENDED             ENDED
                                                                        30-JUN            30-JUN
                                                                     ------------      ------------
                                                                         2005              2004
                                                                     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $  (709,193)       (2,472,347)
  Depreciation and amortization                                           17,113           142,002
  Common stock, warrants, and options issued                                  --
    as compensation for services                                           8,200                --
  Impairment loss and loss on disposition of assets                       13,990             4,013
  Common stock issued to pay debenture                                        --           (68,873)
  Bad debt expense                                                            --             1,061
  Changes in operating assets and liabilities:
    Accounts receivable - trade                                           53,289           366,006
    Accounts receivable - other                                            1,391            (1,392)
    Inventories                                                          173,055            45,533
    Prepaid expenses                                                      57,665           218,774
    Accounts payable                                                      45,503          (122,533)
    Accrued liabilities                                                  144,930          (224,129)
    Deferred revenues                                                    (23,208)          296,450
                                                                     ------------      ------------
           Net cash used in operating activities                        (217,266)       (1,815,435)
                                                                     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Net cash provided by (used in)  investing activities               --                --
                                                                     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock and warrants,
    net of offering costs                                                     --         1,310,002
Proceeds from loan                                                       100,000
  Proceeds from related party borrowing                                       --           220,000
                                                                     -----------       -----------
           Net cash provided by financing activities                     100,000         1,530,002
                                                                     -----------       -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                  (117,265)         (285,433)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                    168,955           454,387
                                                                     -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $    51,690       $   168,955
                                                                     ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for:
Interest                                                                      --               899

SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING AND INVESTING ACTIVITIES
  Common stock issued to reduce debenture, interest and penalty               --           157,277


                The accompanying notes are an integral part of these consolidated financial statements.

                                                      34

                       COMPUTERIZED THERMAL IMAGING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
                   ------------------------------------------



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

BASIS OF PRESENTATION--The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has been primarily involved in research and development activities. This has resulted in significant operating losses and an accumulated deficit at June 30, 2005, of $97,615,328. As explained in the paragraphs below, the Company has numerous conditions that may adversely affect its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

If the BCS 2100 receives FDA pre-marketing approval, the Company's cash flow and profitability will be dependant upon, among other things, successful marketing and acceptance of the system by the medical community, obtaining reimbursements from private and public insurance providers for procedures performed with the BCS 2100, and those customers will find these reimbursements sufficient to warrant its use. There is no assurance that the Company will be able to successfully market the system or secure reimbursements, nor can the Company assure that customers will believe reimbursements offered are sufficient.

The current operating plan for fiscal 2006 does not encompass: 1) additional costs required to bring the BCS 2100 to market if FDA approval is obtained; or
2) start new clinical trials as described in the FDA non-approval letter, which describes additional steps the Company can take to obtain approval including more clinical trials and further research. In order to fund operations, the Company will be required to raise additional capital through debt or equity financing. Uncertainties regarding FDA approval for the BCS 2100 and shareholder litigation may make fundraising more difficult, if not impossible.

Management of the Company has taken certain actions in response to these risk factors. Management believes that regulatory approval is contingent upon, among other things, successful negotiations and resolution to FDA concerns and a device panel review and an audit of the Company's manufacturing and clinical trial practices. The Company cannot guarantee whether or when the FDA may approve the BCS 2100, and proposes to retain third-party consultants to assist with preparation for the Radiological Devices Panel meeting, manufacturing practices and clinical trial audits. The FDA could affirm its prior decision, approve the Company's application or approve the Company's application with conditions. Unless and until the Company receives approval or conditional approval, which could include having to conduct further clinical trials, clinical studies or analysis of clinical trial data, the Company proposes to conduct clinical studies of and analysis of existing clinical trial data to develop product improvements, obtain patient and clinician feedback and collect clinical data for product training purposes. The Company cannot sell, market or distribute the BCS 2100 in the United States for commercial use until it receives FDA approval. The BCS 2100 is currently approved for use in Canada. .

Further, management believes that success with regulatory activities, if achieved, and the development of the Canadian market, if accomplished, would facilitate funding and insurance reimbursement efforts.

The Company hopes to secure additional cash from operations through continuing efforts to market its pain management products in the United States, Canada and other international markets, to the extent it currently has, or the future obtains, necessary regulatory approvals.

PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Computerized Thermal Imaging Company ("CTICO"), formerly known as Thermal Medical Imaging, Inc, which was dissolved during June 2001, and Bales Scientific, Inc. All intercompany transactions and accounts have been eliminated.

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

CONCENTRATION OF CREDIT RISK--Financial instruments that potentially subject the Company to credit risk consist primarily of cash in bank. The Company maintains its cash in bank deposit accounts insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. The Company's accounts at times may exceed federally insured limits.

INVESTMENTS AVAILABLE FOR SALE--The Company invests cash reserves in U.S. government securities, corporate bonds and certificates of deposit. All investments are classified as available for sale and are reported at fair market value with net unrealized gains or losses (net of taxes) reported as a separate component of stockholders' equity. The Company has no investments available for sale mature during the year ending June 30, 2005. For computing the realized gain or loss on sales of investments available for sale, the cost of a security sold or the amount reclassified out of accumulated other comprehensive income into earnings was determined by specific identification.

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

Beginning July 1, 2001, revenue on shipments to distributors has been deferred until cash payment from the distributor has been received by the Company, which is generally when the product is sold by the distributor to the end customer. Prior to that date, revenue on shipments to distributors, which was not significant, was recognized upon shipment to the distributor if all of the criteria for revenue recognition have been satisfied. The Company believes that deferral of revenue on shipments to distributors until cash payment is received is a more meaningful measurement of results of operations.

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

Deferred revenues at June 30, 2005 was approximately $669 thousand and consisted of $660 thousand of deferred revenues from the NanDa licensing and manufacturing agreement, and $9 thousand of deferred warranty. Deferred revenues on June 30, 2004 were approximately $1.83million and consisted of $3 thousand of deferred medical revenues, $13 thousand of deferred warranty revenues, $496 thousand of deferred industrial revenues and deposits and $660 thousand from the NanDa contract.

Service revenue is derived from the non-destructive testing of turbine blades, repair of non-warranty medical products, and other items. Service revenue is recognized upon completion of the services. The Company offers extended warranties on certain of its products. Warranty revenue, which is not significant, is recognized ratably over the period of the agreement as services are provided.

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

RESEARCH AND DEVELOPMENT EXPENSES--The Company expenses as incurred the direct, indirect, and purchased research and development costs associated with its products. Research and development expenses for the years ended June 30, 2005 and 2004 were approximately $181 thousand and $996 thousand respectively.

IMPAIRMENT OF LONG-LIVED ASSETS--The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company impaired one TBIS machine located at Pratt & Whitney in fiscal 2005 and no impairments in 2004.

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

ACCRUED LIABILITIES AND NOTES PAYABLE-- During the year ended June 30,
2005, the Company received $100 thousand in the form of a short-term loan to assist in continuing operations. The Company borrowed $20 thousand from Harry Aderholt, a director of the Company, on May 11, 2004 and $200 thousand from Mr. Nabeel Al Mulla, a shareholder of the Company, on June 14, 2004. The Company also carries a long-term note due in 2010 acquired from the settlement with the former Company president for $100 thousand. Interest has been accrued for each of these outstanding notes although no formal documents exist. The details of these notes are yet to be determined. The Company is now accruing a 6% interest rate for accounting purposes. Due to the reduction in legal costs the accrued legal and professional services has decreased and general expense accruals. Accrued liabilities consisted of the following at June 30, 2005 and 2004:

                                                    2005              2004
                                              ----------------  ----------------
Accrued Bonuses                               $           -     $            -
Accrued Vacation                                     17,992             26,088
Other Accrued Employee Costs                        180,850              3,347

Accrued Legal and Professional Services              63,060             93,110

Other Accrued Liabilities                           293,360             49,491
                                             ----------------------------------

Total Accrued Liabilities                           555,262            172,036
                                             ==================================

Imputed Interest Payable                             13,891                690
Short-term Notes Payable                            320,000            220,000
                                             ----------------------------------

Total Short-term Notes Payable                      333,891            220,690
                                             ==================================

Imputed Interest Payable                             14,181              9,178
Long-term Notes Payable                             100,000            100,000
                                             ----------------------------------

Total Long-term Notes Payable                $      114,181     $      109,178
                                             ==================================


NET LOSS PER SHARE--Net loss per share is based on the net loss and the weighted average number of common shares outstanding during each period. Common equivalent shares from common stock options and warrants are excluded from the computation of diluted earnings per share, as their effect would be antidilutive to the loss per share for all periods presented. Options to purchase 3.7 million and 3.6 million shares of common stock and warrants to purchase 74 million and 65 million shares were outstanding at June 30, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS-- During the years ending June 30, 2004 and 2005, the Company did not adopt any new accounting pronouncements.

RECLASSIFICATION--Certain prior period amounts have been reclassified to conform to the current year presentation.


3.          INVENTORIES

Inventories consisted of the following at June 30, 2005 and 2004:

                                        JUNE 30,            JUNE 30,
                                         2005                 2004
                                   ----------------------------------

Raw materials                        $  536,053           $  616,508
Inventory reserve                      (639,664)            (629,967)
Work-in process                               -               18,629
Finished goods                          190,887              255,161
                                   ----------------------------------
Total                                $   87,276           $  260,331
                                   ==================================

Finished goods inventories include approximately $174 thousand in TIP cameras and $16 thousand in assemblies and Photonic Stimulators at June 30, 2005. Due to cutbacks, no work was in progress at fiscal year end 2005. Raw materials inventory was approximately $536 thousand and $616 thousand for the years ending June 30, 2005 and 2004 respectively. The inventory reserve represents the impairment and obsolescence adjustments to inventory.

Inventory and commitments are based upon future demand forecasts. During fiscal 2004, the Company impaired the inventory no further. For fiscal year 2005, inventory levels were impaired 10%. The Company reserves for excess and obsolete inventory by comparing inventory on hand to estimated consumption during the next twelve months. Consumption is estimated by annualizing trailing three or six month sales volumes, adjusting those volumes for known activities and trends and then comparing forecast consumption to quantity on hand. Any difference between inventory on hand and estimated consumption is recorded to cost of revenues and an excess and obsolete reserve which is included as an element of net inventory reported on the Company's balance sheet. Amounts charged into the inventory reserves are not reversed to income until the reserved inventory is sold or otherwise disposed.

4.          PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2005 and 2004:

                                              2005                    2004
                                          -----------------------------------
 Leasehold Improvements                            -                       -
 Office Furniture & Fixtures                  38,421                  38,421
 Machinery & Equipment                       409,618                 557,281
                                          -----------------------------------
                                             448,039                 595,702
 Less Accumulated Depreciation              (440,514)               (426,344)
                                          -----------------------------------
 Property & Equipment, Net                     7,525                 169,358
                                          ===================================


Depreciation expense for the years ended June 30, 2005 and 2004 was approximately $14 thousand and $139 thousand, respectively.

As of June 30, 2005, machinery and equipment included approximately $240 thousand of demonstration equipment. Demonstration equipment is used in clinical studies, tradeshows, research and development, and customer demonstrations is recorded at cost and amortized over two years.

For the year ended June 30, 2003, the FDA's decision to not approve the BCS pre-market application raised substantial uncertainty in the Company's ability to eventually market and sell the BCS. This factor, coupled with the other conditions listed in Note 1, has raised substantial doubt about the Company's ability to continue as a going concern. Accordingly, the Company evaluated the carrying value of all operating assets and, based on the Company's estimated undiscounted net cash flows, determined that its assets were impaired. The Company recorded an impairment charge of approximately $694,000 relating to its medical and industrial operating assets. These assets include computers, equipment, furniture, leasehold improvements, software and other operating assets for the year ended June 30, 2003. There was no additional impairment in the year ended June 30, 2004. For fiscal year 2005, inventory levels were impaired 10 %.

5.          INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2005 and 2004:


                                              2005                    2004
                                         -----------------------------------
 Intellectual Property Rights              $ 32,847                $ 32,847
 Less Accumulated Amortization              (20,107)                (17,437)
                                         -----------------------------------
 Net Intangible Assets                     $ 12,740                $ 15,410
                                         ===================================


For the year ended June 30, 2003, the FDA's decision to not approve the BCS pre-market application raised substantial uncertainty in the Company's ability to eventually market and sell the BCS. This factor, coupled with other conditions listed in Note 1, has raised substantial doubt about the Company's ability to continue as a going concern. Accordingly, the Company evaluated the carrying value of its intangible asset based on estimated undiscounted net cash flows and determined that its intangible asset was impaired and recorded an impairment write-down of approximately $17,000 as of June 30, 2004. No additional impairment was recognized for the fiscal year ended June 30, 2005.

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

Net deferred tax assets consist of the following components as of June 30,2005 and 2004:

                                  2005               2004
                              -------------      -------------
Deferred Tax Assets
  NOL Carryover               $ 29,784,812       $ 29,412,300
  Research Credit                2,193,864          2,193,864
  Accrued Compensation              70,532            243,273
  Deferred Revenue                 298,204            267,327
  Other                                 --            675,487
  Depreciation                          --             54,765
Deferred Tax Liabilities                --                 --
Valuation Allowance           $(32,347,412)      $ 32,847,016)
                              =============      =============
Net Deferred Tax Asset        $          0       $          0


The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended June 30, 2005 and 2004 due to the following.

                                               2005               2004
                                         --------------------------------
Book Income                                $ (276,585)        $ (964,254)
Other                                               -              4,443
Accrued Compensation                                -             23,239
Deferred Revenue                                    -            222,862
NOL Expiration                                      -            222,955
True up Prior Year                                  -            (18,104)
Non-deductible Meals & Entertainment              215
Penalties                                         577
Officer Life Insurance Premiums                 2,287

Valuation Allowance                        $  273,506          $ 508,859
                                         --------------------------------
                                           $        0          $       0
                                         --------------------------------

At June 30, 2004, the Company had net operating loss carry-forwards of approximately $75,000,000 that may be offset against future taxable income from the year 2005 through 2024. No tax benefit has been reported in the June 30,2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

7.       COMMITMENTS AND CONTINGENCIES

Two separate lawsuits were settled during the year ended June 30, 2005.

         1) On April 11, 2003, St. Paul Properties, Inc. (the "Landlord") filed suit against the Company in the Circuit Court for Clackamas County. The Landlord alleged that the Company breached its prior corporate office lease by failing to pay the rent specified under the lease. The Landlord sought damages of approximately $667,000, plus interest and attorneys and other fees. The Company filed an answer and affirmative defenses alleging that St. Paul Properties failed to use reasonable efforts to mitigate its damages. In April of 2004, the Company settled with St. Paul for the sum of $110,000 and which included a $50,000 payment with 5 monthly payments of $12,000. The final payment of $12,000 was paid on August 15, 2004.

         2) An appeal of COMPUTERIZED THERMAL IMAGING, INC., SECURITIES LITIGATION (see prior SEC filings) was heard on July 16, 2004 in the United States Court of Appeals for the Ninth Circuit. The Ninth Circuit decision upheld the determination of the District Court to dismiss the plaintiff's complaint because it failed to adequately plead a case.

OPERATING LEASES--The Company leases certain office and warehouse space. Total expense recorded under operating lease agreements in the accompanying consolidated statements of operations was approximately $71 thousand and $88 thousand for the years ended June 30, 2005 and 2004, respectively.

On June 30, 2005, there an amendment to the agreement with SilverCreek Engineering effective December 2004 to June of 2006. We have two leases: 1) Ogden, Utah location which houses all offices and manufacturing and 2) a storage unit also in Ogden. Both leases are on a month-to-month basis with 30 day notice for termination. Monthly lease payments are $5,783 for the Ogden office and $80 for the storage unit.

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

The Company had no preferred stock outstanding as of June 30, 2005 and 2004.

9.       STOCK WARRANTS AND OPTIONS

WARRANTS--A summary of warrant activity for the period from July 1, 2004, through June 30, 2005 is as follows:


                                              # SHARES         EXERCISE PRICE
                                              --------         --------------
            Balance at June 30, 2003         6,459,096         $1.56  -  $5.0
                                           ============
                        Exercised                    -

            Balance at June 30, 2004         6,459,096         $1.56  -  $5.0
                                           ============
                        Exercised                    -
                        Forfeited           (5,718,070)        $5.0
                                           ------------

         Balance at June 30, 2005              741,026         $0.10 - $2.27
                                           ============

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

EMPLOYEE STOCK OPTIONS--The Company has granted the following fixed price stock options during the period July 1, 2004, THROUGH June 30, 2005:

                                                         2005                              2004
                                              ----------------------------------------------------------------
                                                                 Weighted                           Weighted
                                                                  Average                            Average
                                                                 Exercise                           Exercise
                                                Shares            Price          Shares               Price
                                              --------------------------------------------------------------
Outstanding at beginning of year .......       3,592,023           1.27        4,367,719              1.83
Granted ................................       2,560,000           0.10          510,000              0.29
Exercised ..............................              --             --               --                --
Forfeited ..............................      (2,468,091)          1.06        1,360,695              1.73
                                              ----------------------------------------------------------------

Outstanding at end of year .............       3,683,932           1.13        3,592,023              1.27
                                              -----------                    ------------
Options exercisable at year end ........       3,643,932                       3,367,023
                                              ===========                    ============

Weighted average fair value of options
  granted during the year ..............           .0.13                            0.29
                                              ===========                    ============

                                                OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                                     WEIGHTED
                                                      AVERAGE            WEIGHTED                          WEIGHTED
       RANGE OF                                      REMAINING            AVERAGE                           AVERAGE
       EXERCISE                      NUMBER         CONTRACTUAL          EXERCISE           NUMBER         EXERCISE
        PRICE                     OUTSTANDING           LIFE               PRICE          EXERCISABLE        PRICE
-----------------------------    -----------------------------------------------------------------------------------
      $.10 - .64                     750,000              4.47               $.15           750,000            $.15
     $1.25 - 1.25                  2,000,000               4.5               1.25         2,000,000            1.25
    $1.50 - $1.95                    840,000              5.32               1.53           840,000            1.53
    $2.27 - $2.44                     13,932             5..68               2.27            13,932            2.27
     $3.50 - 3.50                     80,000              5.98               3.50            80,000            3.50
                                 -----------------------------------------------------------------------------------
     $.22 - $3.50                 3, 683,932              2.28              $1.13        3, 683,932           $1.13
                                 ===================================================================================

Modifications to the terms of previously fixed stock options or awards granted to employees are accounted for in accordance with APB Opinion No. 25 and Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION--AN INTERPRETATION OF ACCOUNTING PRINCIPLES BOARD (APB) OPINION NO. 25 ("FIN 44"). During the year ended June 30, 2004 the Company did not re-price any options. As a result of the Company's significant reduction in personnel during the year ended June 30, 2004, nearly all those employees holding options that had been re-priced in prior years are no longer employed by the Company and their rights to exercise their options have lapsed. During 2005 $8,200 intrinsic expense was claimed for revaluation of options granted to employees.

If compensation cost for options or awards granted to employees had been determined based on SFAS No. 123, the Company's net loss and basic and diluted loss per common share would have changed to the pro forma amounts indicated below:

                                                             2005                  2004
                                                        --------------        --------------
         Net loss:
         As reported                                    $    (709,193)        $  (2,472,347)
         Pro forma                                           (769,460)           (2,688,459)
         Basic and diluted loss per common share:
         As reported                                    $       (0.01)        $       (0.02)
         Pro forma                                              (0.01)                (0.02)

The fair value of the options and awards was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2005 and 2004:

         1)       risk-free interest rate between 4.18 percent
         2)       no dividend yield;
         3)       no discount for lack of marketability;
         4)       expected life of from 1 to 10 years; and
         5) a volatility factor of the expected market price of the Company's common stock from 259.14% to 263.29% for the years ended June 30, 1997 through 2005

NON-EMPLOYEE STOCK OPTIONS--Changes in stock options issued to non-employees are as follows for the year ended June 30, 2005.

                                                           2005
                                                           ----
                                                                        WEIGHTED
                                                                         AVERAGE
                                                                        EXERCISE
                                                          SHARES          PRICE
                                                          ----------------------

         Outstanding at beginning of year...........       75,000         $1.88
         Granted....................................       75,000         $0.10
         Exercised .................................           --            --
         Forfeited..................................
                                                          --------
         Outstanding at end of year.................      150,000         $0.99
                                                          --------
         Options exercisable at year end............      150,000
                                                          ========
         Weighted average fair value of
              options granted during the year.......          --
                                                          ========

10.      RELATED PARTY TRANSACTIONS

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

11.      SEGMENTS

Beginning July 1, 2001, the Company changed the structure of its internal organization such that management at that time started to evaluate the Company based on two distinct operating segments: medical and industrial products and services. Due to the dramatic changes and cost cuts beginning in January 2003 and continuing through fiscal 2005, the allocation models used to separate costs into these segments became misleading. Each time a new model was developed changes in the cost structure would render the model inaccurate. The Company continues to accurately separate revenue but believes any attempt to assign costs to the segments would be inconsistent from year to year. The revenue segment information follows:

-----------------------------------------------------------------------------------------------------------
                           2005                                         2004
                          Medical          Industrial      Total       Medical      Industrial        Total
                    ---------------------------------------------------------------------------------------
Product Revenue              $  72           $  29         $ 101       $ 269             $  5        $ 274
Service Revenue              $  64           $  71         $ 135       $   -             $ 83        $  83
-----------------------------------------------------------------------------------------------------------
Total Revenue                $ 136           $ 100         $ 236       $ 269             $ 88        $ 357
-----------------------------------------------------------------------------------------------------------


----------------------------------------------------------   ----------------------------------------------
MEDICAL                                Percentage                                Dollars
----------------------------------------------------------   ----------------------------------------------
Fiscal Year                    USA      Canada      China        USA        Canada       China        Total
----------------------------------------------------------   ----------------------------------------------
                   2005      74%          26%          0%      $ 100          $ 36        $ -        $ 136
                   2004      35%          14%          1%      $ 187          $ 78        $ 4        $ 269
----------------------------------------------------------   ----------------------------------------------

------------------------------------------------             -----------------------------------------------
INDUSTRIAL                      Percentage                                   Dollars
------------------------------------------------             -----------------------------------------------
Fiscal Year                  USA          UK                    USA            UK              Total
------------------------------------------------             -----------------------------------------------
                   2005       0%         100%                  $  -            $ 100          $ 100
                   2004     100%           0%                  $ 88            $  -           $ 88
------------------------------------------------             -----------------------------------------------


                                2005        Percentage
                               Sales        of Sales
                    --------------------------------
Alstom / Siemens             $ 79,273           34%
Boothroyd                    $ 34,200           14%

Deferred revenues as of June 30, 2005 and 2004 contained the following balances from significant customers

                                               YEARS ENDED JUNE 30,
                                              2005              2004
                                         ---------------  --------------
Pratt & Whitney                                       0   $     106,000
NanDa                                           660,000         925,000
                                         ---------------   -------------
                                         $      660,000   $   1,031,000
                                         ===============  ==============

13.      SUBSEQUENT EVENTS

We have received $300 thousand of debt proceeds since June 30, 2005 and we continue to engage in discussions with other prospective sources of equity capital. To restore operations to former levels, we must secure additional funding.

14.      FOURTH QUARTER LOSS RECOGNITION

Pursuant to APB 28, "Interim Financial Reporting", the following is a reconciliation of the net loss as reported in the Company's March 31, 2005 consolidated financial statements to the net loss as recorded at June 30, 2005.

         Net loss reported March 31, 2005                    $(288,146)
         4th quarter accrual of payroll                       (178,456)
         4th quarter accrual of additional legal fees          (53,473)
         Other 4th quarter adjustments and general loss
                from operations in the 4th quarter            (189,118)
                                                             ----------
         Net loss reported June 30, 2005                     $(709,193)
                                                             ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and acting financial officer, we conducted an evaluation of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2005. Based on this evaluation, our principal executive officer and acting financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our company required to be included in our reports filed or submitted under the Exchange Act. There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS                      AGE            POSITION                            DIRECTOR
---------                      ---            --------                            --------
Richard V. Secord              73             Chairman of the Board, Chief        1996
                                              Executive Officer
Brent M. Pratley, M.D.         69             Director                            1995

Milton R. Geilmann             72             Director                            1998

Harry C. Aderholt              84             Director                            1998

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

HARRY C. ADERHOLT (Brigadier General, United States Air Force, retired) has been a director since January 1998 and serves as Chairman of our Audit Committee. >From 1942 until his retirement in 1976, General Aderholt served in the U.S. Air Force. Since his retirement from military service, General Aderholt has engaged in various private business ventures, including serving as Vice President of Air Siam in Bangkok, Thailand. General Aderholt owns and operates Far East Designs, a furniture importer and retailer in Florida, and is President of the McCroskie Threshold Foundation, a humanitarian organization that donates medical supplies, food and clothing to needy people in the U.S. and around the world.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                                                                                            Long Term Compensation
                                                                              ------------------------------------------------------
                                        Annual Compensation                               Awards            Payouts
                               -----------------------------------------------------------------------------------------------------
                                                              Other Annual     Restricted
                                                              compensation        Stock        Securities      LTIP      All other
Name and principal Position    Fiscal Year   Salary   Bonus        (2)            Award    Underlying Option  Payouts  Compensation
------------------------------------------------------------------------------------------------------------------------------------
Richard V. Secord                  2005      31,544     -         10,200            -                     -      -             -
Chairman, Chief Executive          2004      90,000     -         32,400            -                25,000      -             -
 Officer (1)                       2003     201,000     -         35,309            -                     -      -             -
                                   2002     210,000     -         32,400            -                     -      -             -
                                   2001     210,000     -         13,400            -               750,000      -       975,894


(1) Under his employment agreement with the Company, which expired in September 2003 but is being extended on a month-to-month basis, Richard V. Secord, our chairman and Chief Executive Officer, is entitled to receive a base salary of $210,000 per year. During June 2003, Mr. Secord voluntarily began to accept a reduced salary of $105,000 per year and again on March 5, 2004 to $52,000 per year. Effective January 10, 2005, Mr. Secord requested he not receive any compensation until such time as he determines to demand the full $210,000 per year salary authorized by the Board. The salary Mr. Secord should have received has been accrued under employee accruals..

(2) Other Annual Compensation includes car allowance. For our Chief Executive Officer, Other Annual Compensation for 2004 and 2003 also includes the premiums of $24,000 per year on a $500,000 personal life insurance policy. During 2005 only one quarter of personal life insurance premium was paid - $6,000 and only 6 months of car allowance.

DIRECTOR COMPENSATION

We currently do not pay each non-employee director for attending quarterly board meetings, special meetings of the board and its committees as needed


ANNUAL MEETINGS, BOARD MEETINGS AND COMMITTEES

We request that all of the members of our Board of Directors attend each annual meeting of shareholders. During the years ending June 30, 2004 and 2005, our Board of Directors held board meetings and met informally on numerous occasions and approved relevant matters by written consent. All incumbent directors attended at least 75% of all board meetings and applicable committee meetings.

Our Board of Directors has a standing Audit Committee. The members of our Audit Committee are Harry C. Aderholt (Chairman), Brent M. Pratley and Milton R. Geilmann. All members of our Audit Committee are independent according to NASDAQ's listing standards, however, our Board of Directors has not determined that the Audit Committee has a member qualifying as an audit committee financial expert, as defined in Item 401(h) of Regulation S-K. The Company is seeking a possible member of the Board of Directors and audit committee as the financial expert.

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

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth individual grants of options to acquire shares of common stock we made to our Chief Executive Officer during the fiscal year ended June 30, 2005. No other grants were made to executive officers.


                                              NUMBER OF SECURITIES           PERCENT OF TOTAL OPTIONS          EXERCISE  EXPIRATION
                   NAME                    UNDERLYING OPTIONS GRANTED   GRANTED TO EMPLOYEES IN FISCAL YEAR     PRICE       DATE
----------------------------------------  ---------------------------  ------------------------------------    --------  -----------
Richard V. Secord,                                  2,000,000                               83%                 $1.25     6/12/2007
Chairman and Chief Executive Officer (1)


(1)      Such options were fully vested when granted on June 12, 2005.

AGGREGATE OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

The following table provides information regarding options held by our Chief Executive Officer as of June 30, 2005. No options were exercised by our Chief Executive Officer or any other executive officers during the year ended June 30, 2005.

                                                                NUMBER OF SECURITIES
                                                               UNDERLYING UNEXERCISED            VALUE OF UNEXERCISED
                                                                     OPTIONS AT                IN-THE-MONEY OPTIONS AT
                                SECURITIES                          JUNE 30, 2005                  JUNE 30, 2005 (1)
                               ACQUIRED ON      AGGREGATE
                                EXERCISE     VALUE REALIZED   EXERCISABLE    UNEXERCISABLE     EXERCISABLE  UNEXERCISABLE
 NAME AND POSITION                (#)            ($)              (#)             (#)               ($)           ($)
-----------------------------------------------------------------------------------------------------------------------------
Richard V. Secord,
Chairman and Chief
Executive Officer                  0              0            2,775,000           0             $305,250.         0
-----------------------------------------------------------------------------------------------------------------------------

(1) On June 30, 2005, the closing sale price for a share of our common stock on the OTC Bulletin Board was $0.11.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 30, 2005, the number of common shares beneficially owned by (i) the persons known to the Company to be owners of more than 5% of the common stock, (ii) each director of the Company, (iii) each named executive officers as a group. Shares not outstanding but deemed beneficially owned by virtue of the right of any individual to acquire shares within 60 days are treated as outstanding only when determining the amount of and percentage of common stock owned by such individual.


Title of          Name and Address of                   Amount & Nature of    Percentage of
Class             Beneficial owner                      Beneficial owner      Class
--------------------------------------------------------------------------------------------
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

* Less than 1%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company indemnifies all board members and officers. During the fiscal year 2005, the Company did not incur any additional costs for indemnifications.

In May 2004 we entered into a loan transaction with Harry Aderholt, one of our directors. Mr. Aderholt loaned us $20,000, which we used for general corporate purposes. The loan is payable, with interest, at the rate of 6%. The loan is unsecured and does not stipulate maturity date.

ITEM 13. EXHIBITS

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

23.1*             Consent of HJ and Associates.

31.1*             Certification of Chief Executive Officer.

31.2*             Certification of Principal Accounting Officer


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by HJ and Associates, our independent public accountants, for professional services rendered for the audit of our financial statements and the reviews of our interim financial statements included in our Quarterly Reports on Forms 10-Q were approximately $26,367 the fiscal year ended June 30, 2005 and approximately $45,513 for the fiscal year ended June 30, 2004.

AUDIT-RELATED FEES

The aggregate fees billed by HJ and Associates for assurance and related services performed by HJ and Associates that were reasonably related to the performance of the audit of our financial statements and are not reported in the preceding paragraph were approximately $1,156 for the fiscal year ended June 30, 2004 and nothing for the fiscal year ended June 30, 2005. Audit-related fees relate primarily to audits of employee benefit plans and miscellaneous accounting and internal control related consultations.

ALL OTHER FEES

There were no fees billed for other non-audit services during fiscal years 2005 and 2004..

PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee of our Board of Directors ensures that we engage our public accountants to provide only audit and non-audit services that are compatible with maintaining the independence of our public accountants. Our Audit Committee approves or pre-approves all services provided by our public accountants. Permitted services include audit and audit-related services, tax and other non-audit related services. Certain services are identified as restricted. Restricted services are those services that may not be provided by our external public accountants, whether identified in statute or determined in the opinion of our Audit Committee to be incompatible with the role of an independent auditor. Our Audit Committee approved all fees identified in the preceding four paragraphs. During the fiscal year ended June 30, 2005, our Audit Committee reviewed all non-audit services provided by our external public accountants, and concluded that the provision of such non-audit services was compatible with maintaining the independence of the external public accountants.

                                   SIGNATURES

                  In accordance with Sections 13 or 15(d) of the Exchange Act, the registrant caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COMPUTERIZED THERMAL IMAGING, INC.


Date: October 27, 2005                      /s/ RICHARD V. SECORD
                                            ------------------------------------
                                            Richard V. Secord
                                            Director, Chairman of the Board and
                                            Chief Executive Officer

In accordance with the Exchange Act, this Annual Repot on Form 10-KSB has been signed by the following persons on behalf of the issuer and in the capacities and on the dates indicated.



/s/ Richard V. Secord                                           October 27, 2005
------------------------------------------------------------
RICHARD V. SECORD
Director, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)



/s/ Richard V. Secord                                           October 27, 2005
------------------------------------------------------------
RICHARD V. SECORD
Acting Chief Financial Officer (Principal Financial Officer)



/s/ Brent M. Pratley, M.D.                                      October 27, 2005
------------------------------------------------------------
BRENT M. PRATLEY, M.D.
Director



/s/ Milton R. Geilmann                                          October 27, 2005
------------------------------------------------------------
MILTON R. GEILMANN
Director



/s/ Harry C. Aderholt                                           October 27, 2005
------------------------------------------------------------
HARRY C. ADERHOLT
Director