Form 10QSB
period 2005-09-30
COMPUTERIZED THERMAL IMAGING INC
filed 2005-11-14
CIK 1021853

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2005

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

         Indicate by check mark whether the registrant is a shell company (as Defined in rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, par value $0.001, of which 114,561,698 shares were issued and outstanding as of October 31, 2005.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]




                                         COMPUTERIZED THERMAL IMAGING, INC.

                                                     FORM 10-QSB

                                                  QUARTERLY REPORT

                                                  TABLE OF CONTENTS

                                           PART I - FINANCIAL INFORMATION

Item 1. Financial Statements......................................................................................2

             Condensed Consolidated Balance Sheets as of September 30, 2005 and June 30, 2005 ....................2

             Condensed Consolidated Statements of Operations for the three months ended September 30,
             2005 and 2004 .......................................................................................3

             Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2005 and 2004.............................................................................................4

             Notes to Condensed Consolidated Financial Statements.................................................5

Item 2. Management's Discussion and Analysis or Plan of Operation.................................................9

Item 3. Controls and Procedures..................................................................................16


                                             PART II - OTHER INFORMATION

Item 4. Unregistered Sales of Equity Securities and Use of Proceeds .............................................16

Item 5. Exhibits.................................................................................................17

SIGNATURES.......................................................................................................18





PART I - FINANCIAL INFORMATION
ITEM 1.  UNAUDITED FINANCIAL STATEMENTS


                            COMPUTERIZED THERMAL IMAGING, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (Unaudited)


                                                          September 30,       June 30,
                                                              2005              2005
                                                          ------------      ------------
ASSETS                                                    (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                               $    240,766      $     51,688
  Accounts Receivable - trade, less allowance
    for doubtful accounts of $0 on
    September 30, 2005                                             285                40
  Inventories                                                   84,712            87,276
  Prepaid expenses                                              33,809            33,809
                                                          ------------      ------------
        Total current assets                                   359,572           172,813

PROPERTY AND EQUIPMENT, Net                                      7,231             7,525
                                                          ------------      ------------
INTANGIBLE ASSETS:
  Intellectual property rights, net (less
    accumulated amortization of accounts
    of $20,774 and $20,107 for September
    30, 2005 and June 30, 2005, respectively                    12,073            12,740
                                                          ------------      ------------
TOTAL ASSETS                                              $    378,876      $    193,078
                                                          ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                        $    544,700      $    558,045
  Accrued liabilities                                          548,782           555,262
  Short-term Note Payable                                      666,506           333,891
  Deferred revenues                                            666,859           669,991
                                                          ------------      ------------
        Total current liabilities                            2,426,847         2,117,189

LONG-TERM NOTE PAYABLE                                         115,442           114,181
                                                          ------------      ------------
TOTAL LIABILITIES                                            2,542,289         2,231,370
                                                          ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Convertible preferred stock, no par value,
    3,000,000 shares authorized; issued-none
    Common stock, $.001 par value, 200,000,000
    shares authorized, 114,562 issued and outstanding
    on September 30, 2005 and June 30, 2005                    114,562           114,562
  Additional paid-in capital                                95,462,474        95,462,474
  Deficit accumulated                                      (97,740,449)      (97,615,328)
                                                          ------------      ------------
        Total stockholders' equity (deficit)                (2,163,413)       (2,038,292)
                                                          ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)      $    378,876      $    193,078
                                                          ============      ============


 The accompanying notes are an integral part of these consolidated financial statements.





                            COMPUTERIZED THERMAL IMAGING, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)


                                                                   FOR THE
                                                              THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                      ----------------------------------
                                                          2005                 2004
                                                      -------------        -------------

INCOME:
  Product revenues                                    $      14,882        $      66,609
  Service revenues                                            7,165                9,787
                                                      -------------        -------------
Total Revenues                                               22,047               76,396
                                                      -------------        -------------

  Cost of product revenues                                   (2,670)             (13,416)
  Cost of service revenues                                   (3,654)                  --
                                                      -------------        -------------
Total cost of revenues                                       (6,324)             (13,416)
                                                      -------------        -------------

GROSS MARGIN                                                 15,723               62,980
                                                      -------------        -------------

OPERATING EXPENSES:
  Operating, general and administrative                     130,951              116,040
  Litigation settlements                                      1,000                   --
  Research and development                                       --               56,802
  Marketing                                                      --               17,566
  Depreciation and amortization                                 961                5,180
                                                      -------------        -------------

    Total operating expenses                                132,912              195,588
                                                      -------------        -------------

OPERATING LOSS                                             (117,189)            (132,608)
                                                      -------------        -------------

OTHER INCOME (EXPENSE):
  Interest income                                               956                    4
  Interest expense                                           (8,888)              (4,618)
  Other                                                          --                   20
                                                      -------------        -------------

    Total other income (expense)                             (7,932)              (4,594)
                                                      -------------        -------------

NET LOSS                                              $    (125,121)       $    (137,202)
                                                      -------------        -------------

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                           114,561,698          114,561,698
                                                      =============        =============

BASIC AND DILUTED LOSS PER COMMON SHARE               $      (0.001)       $      (0.001)
                                                      =============        =============


 The accompanying notes are an integral part of these consolidated financial statements.






                             COMPUTERIZED THERMAL IMAGING, INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                                            For the
                                                                       THREE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                    ------------------------
                                                                      2005            2004
                                                                    ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $(125,121)     $(137,202)
  Depreciation and amortization                                           961          5,182
    Accounts receivable - trade                                          (245)       (82,377)
    Accounts receivable - other                                            --          1,391
    Inventories                                                         2,563          8,628
    Prepaid expenses                                                       --         11,802
    Accounts payable                                                  (13,345)        14,789
    Accrued liabilities                                                 2,397        (47,467)
    Deferred revenues                                                  (3,132)        84,410
                                                                    ---------      ---------
           Net cash used in operating activities                     (135,922)      (140,844)
                                                                    ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Net cash provided by (used in)  investing activities            --             --
                                                                    ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loan                                                  325,000             --
                                                                    ---------      ---------
           Net cash provided by financing activities                  325,000             --
                                                                    ---------      ---------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                189,078       (140,844)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                  51,688        168,955
                                                                    ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 240,766      $  28,111
                                                                    =========      =========

   The accompanying notes are an integral part of these consolidated financial statements.


                                        Page 4 of 23

                       COMPUTERIZED THERMAL IMAGING, INC.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (UNAUDITED)


NOTE A. UNAUDITED FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

         The condensed consolidated financial statements of Computerized Thermal Imaging (the "Company") for the three month periods ended September 30, 2005 and 2004 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's results of operation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's most recent Annual Report on Form 10-KSB for the Year Ended June 30, 2005. The consolidated results of operations for the three-month period ended September 30, 2005 is not necessarily indicative of the results to be expected for the full year.

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

         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. In it's Annual Report on Form 10-KSB for the Year Ended June 30, 2005, the Company reported that its recurring losses from operations, negative cash flows from operations, the Company's need for additional working capital, and the Company's continuing struggle to obtain FDA approval for its primary product raised substantial doubt about the Company's ability to continue as a going concern. The Company's independent auditors have also expressed their doubts about the Company's ability to continue as a going concern.

         In order to pursue its existing plan of operations, the Company will have to secure additional financing through the sale of equity, the incurrence of debt or the sale of assets, including the Company's intellectual property, or some other method. There can be no assurance that capital will be available from any source or, if available, that the terms and conditions associated with such capital will be acceptable to the Company. If the Company raises equity or debt capital, the sale of these securities could dilute existing shareholders, and borrowings from third parties could result in assets being pledged as collateral and could provide loan terms that could adversely affect the Company's operations and the price of its capital stock.

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

NOTE C. DEFERRED REVENUE

Deferred revenues at September 30, 2005 was approximately $666,859, and consisted of $660,000 of deferred revenues with a manufacturing/licensing agreement between the Company and NanDa Thermal Medical Technology, Inc. ("NanDa") and $6,859 of deferred warranty revenues.

-------------------------------------------------------------------------------
 DEFERRED REVENUES                  SEPTEMBER 30                  JUNE 30, 2005
-------------------------------------------------------------------------------
                                          2005                           2004
Nanda Licensing                         660,000                        660,000
Warranty Revenues                         6,859                          9,991
                                          -----                          -----
-------------------------------------------------------------------------------
                                      $ 666,859                      $ 669,991
                                      =========                      =========
-------------------------------------------------------------------------------

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

NOTE D. INVENTORIES

         Inventories are stated at the lower-of-cost or market with cost determined using the first-in first-out method of accounting. As of the dates set forth below, the Company's inventories consisted of the following:


-------------------------------------------------------------------------------
                               SEPTEMBER 30, 2005                JUNE 30, 2005
-------------------------------------------------------------------------------
Raw materials                           $ 535,837                    $ 536,053
Inventory Reserve                       (639,664)                    (639,664)
Work in Process                                 -                            -
Finished Goods                            188,539                      190,887
-------------------------------------------------------------------------------
Total                                    $ 84,712                      $87,276
                                         ========                      =======
-------------------------------------------------------------------------------

         Finished goods inventory at September 30, 2005 consisted of approximately $189 thousand of finished goods ready for sale, $0 in the manufacturing process and $536 thousand of raw materials. The Company has impaired its inventory by 88% due to the company's ability to continue as a going concern. The impairment is held in a reserve account.

         The Company has in the past reserved for excess and obsolete inventory by comparing inventory on hand to estimated consumption during the next twelve months. Consumption is estimated by annualizing trailing three or six -month sales volumes, adjusting those volumes for known activities and trends, then comparing forecast consumption to quantity on hand. However, the Company evaluates all inventories to determine if the total impaired book value could be recovered if liquidation becomes necessary. The Company felt no need to impair additional inventory in the quarter ended September 30, 2005

NOTE E. INCOME TAXES

         The Company accounts for income taxes using the liability method. Under this method, the Company records deferred income taxes to reflect future year tax consequences of temporary differences between the tax basis of assets and liabilities and their financial statement amounts. The Company has reviewed its net deferred tax assets, together with net operating loss carry-forwards, and has provided a valuation allowance to reduce its net deferred tax assets to their net realizable value. Due to uncertainty regarding the Company's volatility to continue as a going concern, there are no deferred tax assets.

NOTE F. CONTINGENCIES

SEC INVESTIGATION

         In December 2002, the Company was requested to provide certain documents to the SEC and the U.S. Department of Justice in connection with an investigation regarding possible violations of the insider trading prohibitions found in the federal securities laws. The Company responded to the Commission's requests for copies of documentation, and members of the Company's management have provided testimony to the Commission. To date, the Company has incurred approximately $650,000 in legal costs in complying with these requests. The Company also may be required to indemnify its officers and directors in connection with fees incurred in connection with these investigations. The Company's efforts to respond to the Commission's requests has required, and in the future may require, significant additional legal expenses, may make fund raising more difficult if not impossible, and will divert management's attention away from the Company's day-to-day operations.

INDEMNIFICATION

         Under its bylaws and contractual agreements, the Company may be required to indemnify its current and former officers and directors who are parties to litigation or other proceedings by providing legal defense through the Company's attorneys (or reimbursing the parties for their own attorneys) and covering all damages the parties may suffer if the plaintiffs are successful.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         FORWARD-LOOKING STATEMENTS CONCERNING THE COMPANY'S BUSINESS

         The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements, the notes thereto and the other information included in this Report. Certain statements in this "Management's Discussion and Analysis or Plan of Operation" are forward-looking statements. When used in this document, the words "expects," "anticipates," "intends," "plans," "may," "believes," "seeks," "estimates," and similar expressions generally identify forward-looking statements. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. For a more detailed discussion of these and other business risks, see "Factors that May Affect Future Results."

OVERVIEW

         The company's mission is to improve the quality of life by raising the performance standards of infrared thermal imaging technology for both the medical device and industrial markets. The Company designs, manufactures and markets thermal imaging devices and provides services used for clinical diagnosis, pain management and industrial non-destructive testing. The Company provides inspection services and designs and builds non-destructive test systems for industrial customers.

         The Company's current products are the BCS 2100, Photonic Stimulator, Thermal Image Processor ("TIP") and the company's TBIS. The Company has historically marketed its products with an internal sales force and through independent distributors. At present, however, due to troubled financial condition, the Company is not actively marketing products with the exception of the Company's web page (www.cti-net.com). To date, revenues have been generated principally from the sale of the Company's Photonic Stimulator, TIP, TBIS and services provided in connection with the TBIS.

         Given the Company's inability to market its principal product unless it secures FDA pre-market approval, the Company's need to raise capital to fund its operations, history of losses ($97.7 million since inception), and the pending or future litigation, the Company's independent auditor's opinion dated October 2005 contains a "going concern qualification," meaning that the Company's independent auditors have indicated that there is substantial doubt as to the Company's ability to continue as a going concern. The Company's efforts to raise additional funds to date have been only marginally successful. Since the FDA's rejection of the Company's application for pre-market approval of the BCS 2100 in December 2002, the company has raised approximately $500 thousand in advances under an equity line of credit with Beach Boulevard, $1.32 million through a private issuance of restricted stock, $660 thousand from the NanDa Agreement and $645 thousand from short-term notes. The Company has pursued additional financing transactions, but, as of the date of this Report, the Company has been unsuccessful in their efforts to raise additional capital. Regardless of the FDA's ultimate decision regarding the Company's application for pre-market approval of the BCS2100, the Company will require additional capital to execute its operating plan, which may include more clinical trials, research and development, marketing into Canada and marketing and manufacturing expenses.

         The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the Company's audited condensed consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005.

         CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements requires the Company to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgment involved and its potential impact on the Company's reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period, and would materially impact the Company's financial condition or results of operations. The Company's significant accounting policies are discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements. Critical estimates inherent in these accounting policies are discussed in the following paragraphs. The Company's management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Companies Board of Directors.

         CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash in checking accounts and short-term highly liquid investments with an original maturity of one year or less.

         REVENUE RECOGNITION - Revenue recognition is a significant business process that requires management to make estimates and assumptions. The Company recognizes revenue from product sales after shipment when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations remain, the price or fee is fixed or determinable, and collection is probable. If these conditions are not met, revenue is deferred until such obligations and conditions are fulfilled.

         The Company's standard domestic terms for medical products sold to end-user customers are "prepaid," and the Company's standard international terms for its medical products require payment in cash or placement of a letter of credit before shipment. On occasion, the Company offers extended payment terms beyond its normal business practices, usually in connection with providing an initial order of demonstration equipment to a new domestic distributor. The Company considers fees on these extended terms agreements not fixed and collectibility less than probable and defer the revenue until receipt of payment. The Company sells separate extended warranty contracts for its TIP and Photonic Stimulator and recognize revenue from those arrangements ratably over the contract life. The Company does not offer rights or return privileges in sales agreements.


         RESEARCH AND DEVELOPMENT EXPENSES - The Company expenses as incurred the direct, indirect and purchased research and development costs associated with their products. The Company believes this method is conservative given the product and market acceptance risk inherent to the Company's products and reduces administrative burden and cost.

         IMPAIRMENT OF LONG-LIVED ASSETS - The Company follows the provisions of Financial Accounting Standards Board ("FASB") SFAS No. 141, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which requires that if the sum of the future cash flows expected to result from the assets, undiscounted and without interest charges, is less than a company's reported value of the assets, the asset is not recoverable and the company must recognize impairment. The amount of impairment to be recognized is the excess of the reported value of the assets over the fair value of those assets and is recorded as impairment expense on the company's statements of operations. In estimating impairments, management makes assumptions about future cash flows and fair value that are inherently uncertain, can significantly affect the results and may differ from actual future results.

         INVENTORY RESERVES - The Company has in the past reserved for excess and obsolete inventory by comparing inventory on hand to estimated consumption during the next twelve months. Consumption is estimated by annualizing trailing three or six month sales volumes, adjusting those volumes for known activities and trends, and then compare forecast consumption to quantity on hand. However, the Company evaluates all inventories to determine if the total impaired book value could be recovered if liquidation is necessary. The Company felt no need to impair additional inventory during the quarter ended September 30, 2005.

TRENDS/UNCERTAINTIES AFFECTING CONTINUING OPERATIONS

         The Company is exposed to the opportunities and risks usually associated with marketing and manufacturing novel products, including staff retention and recruiting, market acceptance of the Company's products, product warranty, bad debts and inventory obsolescence. The Company expects to earn revenues from the sale of its products, but there is no guarantee that these revenues will recover all the costs of marketing, selling and manufacturing of the products.

         The Company has only Internet marketing efforts at present due to the Company's current lack of resources. If the Company is able to acquire additional capital, of which there can be no assurance, the Company hope to be able to resume marketing efforts by building relationships with manufacturers, medical equipment dealers, physicians and clinical investigators; communicating with the Company's target markets by attending trade shows and conferences, making direct sales calls, and sponsoring clinics in which the Company could introduce and demonstrate its products. The Company believes marketing medical products through trade shows, conference presentations, direct mail and inside sales, augmented with dealers, provides a low-cost, high-leverage approach to diagnostic imaging and pain management practitioners.

         If resources permit, the Company hopes to be able to organize clinical studies with institutions and practitioners to obtain user feedback and to secure technical papers for training and marketing purposes. These strategies represent a significant investment of time and resources and in the past have provided useful information; however, there can be no guarantee that these strategies will lead to market acceptance of the Company's products.

         To date, the Company has had limited operating revenues from the sale of its products and services ($4 million in total revenues since inception). The Company cannot provide any assurance that it will achieve profitability in the future. The Company's immediate priority is to produce revenue by selling existing TIP and Photonic Stimulator inventory, then, to expand the Company's market in Canada where the Company has obtained the necessary licenses for, current product offerings to pursue the U.S. market for its TIP and Photonic Stimulator; and to reconcile issues presented to the FDA in the Company's Citizens Petition. At this time, the Company is unsure how much time and additional financing will be required to resolve issues with the FDA. The Company can offer no assurance that it will ever be able to resolve those FDA issues. The Company is also unsure about their ability to raise additional financing that will be required to continue the business operations. These uncertainties, among others, raise doubts about the Company's ability to continue as a going concern.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company's operating results and financial condition are subject to substantial risks and uncertainties. These risks and uncertainties include, but are not limited to, the following:

         o The Company expects to continue to incur losses, deficits, and deficiencies in liquidity for the foreseeable future. Unless the Company is able to finalize agreements for additional capital investments.

         o A failure to raise additional capital could cause the Company to severely curtail operations, which would likely result in immediate and substantial dilution to the Company shareholders, or cease operations entirely, which would likely eliminate any value in the Company's common stock.

         o The volatility in the market price of the Company's common stock could continue and adversely affect shareholder value.

         o The Company can issue preferred stock or sell other securities or other financing instruments, including convertible debt, which would result in significant dilution to existing shareholders.

         o If the Company is unsuccessful in preventing others from using its intellectual property, the Company could lose a competitive advantage. If the Company's intellectual property infringes the rights of other parties, it could incur damages or be forced to cease using marketing or selling those products.

         o The Company does not have product liability insurance; if the Company is made subject to a products liability claim, whether or not the claim is meritorious, the Company's results of operation and financial condition may be adversely affected.

OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS.

         The foregoing factors should be read in conjunction with the Company's audited condensed consolidated financial statements, notes thereto and risk factors set forth in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 (the "Form 10-KSB"). Many of the risks identified above are discussed in greater detail in the Form 10-KSB.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2005, COMPARED TO QUARTER ENDED SEPTEMBER 30, 2004

         REVENUES

         Total revenues for the three months ended September 30, 2005 decreased $54 thousand, down to $22 thousand from $76 thousand in September 2004. This represents a 71% reduction in revenues. Fifteen thousand dollars of the Company's revenues resulted from product sales and $7 from services provided in the period ending September 30, 2005. During this same period in 2004 product revenues were $67 thousand with service revenues coming in at $10 thousand. The decrease in revenue was primarily attributed to the reduction in sales force and other resources.

         There were no unfilled orders as of September 30, 2005. The Company has not had any foreign sales in the past 3 months.


         COSTS AND EXPENSES

         Gross margins for the three months ended September 30, 2005 were $15 thousand compared to gross margins of $63 thousand for the same period of the prior year or a 75% decrease. Total cost of revenues for September 30, 2005 was $6 thousand, compared to $13 thousand for the same period last year: a 53% decrease.

         The increase in gross margin resulted primarily from the significant reduction in the Company's cost of goods sold. Cost of goods declined for several principal reasons. First, operations were dramatically reduced, which has resulted in significantly lower revenues, and has also has reduced cost of goods. Second, in part as a result of the reduced level of operations, the Company has experienced lower costs of servicing equipment. Third, a change in mix of revenue from product sales to service most recently, service revenue tending to bring higher margins.

         The Company is currently in the process of developing a revised business structure that the Company believe will enhance revenue through leasing of its products and providing services to the Company's customers rather than direct sales.

         General and administrative expenses for the three months ended September 30, 2005 were $131 thousand compared to $116 thousand for the same period last year, an increase of $15 thousand. The increase primarily reflects the accrual of the CEO's salary. This past quarter the Company's CEO, RV Secord, has taken a minimal salary and the balance has been accrued.

         Depreciation and amortization expense for the three month period ended September 30, 2005 decreased $4 thousand from $5 thousand to $1 thousand or an 81% decrease, compared to the same periods of the prior year. There was no additional impairments in the three month period ended September 30, 2005.

         OPERATING INCOME / LOSS

         The Company recorded an operating loss of $117 thousand for the three months ended September 30, 2005, compared to an operating loss of $132 ended September 30, 2004. The operating loss improvement of approximately $15 thousand for three months was due principally to the Company's receipt of revenues resulting from an existing customers need for repairs and service on previously purchased products, sale of the Company's Photonic Stimulator and reduction of costs due to the Company's current lack of sales and capital funding.

         OTHER INCOME

         Net interest and other expense for the three months ended
September 30, 2005 increased $3 thousand from the same period of 2004, from $5 thousand to a net expense of $8 thousand. Interest expense is primarily an accrual of imputed interest on five loans of $100 thousand, $200 thousand, $20 thousand, $100 thousand and $325 thousand, all to related parties. There was virtually no interest income due to the lack of cash.

         NET INCOME/(LOSS)

         The Company recognized no extraordinary gains or losses during the three months ended September 30, 2005, therefore, net income and operating income were identical. The Company also recorded no income taxes or income tax benefit due to the going concern opinion issued by the Company auditors. Because the Company's future as an on going business is in question the Company's ability to take advantage of a booked tax benefit is also in question. Therefore, no benefit has been recognized. However, the Company does hope to be able to, in the future, obtain a profitable operational status at which time the Company could then take advantage of a net operating loss carry-forward for tax purposes.

         The net income and loss for the three month period ended September 30, 2005 resulted in a per share income loss of less than $0.001 and loss of less than $0.001 ended September 30, 2004.

 LIQUIDITY AND CAPITAL RESOURCES

         SOURCES AND USES OF LIQUIDITY

         The Company's sources of funds used for operations has historically come from selling common stock, as well as the issuance and exercise of options and warrants, revenues generated from operations, sales of marketable securities, interest earned from marketable securities available for sale and debt assumption.

         For the three month period ended September 30, 2005 the Company's sole source of cash was from product sales. The Company is pursuing additional financial transactions and has received $325 thousand as debt proceeds. As of the date of this report - none have been finalized.

         The Company's cash requirements include, but are not limited to, general corporate expenses including employee salaries and benefits, lease payments on office space, legal and accounting fees for litigation and public reporting requirements, procurement of inventory and supply expenses associated with the Company's efforts to manufacture and market it's medical and industrial applications. The Company has reduced many of these costs in an effort to preserve cash; however, most of these costs are attributable to activities that are necessary to continue the Company's operations.

         Net cash used in operating activities for the three months ended September 30, 2005 was $136 thousand, compared to $140 thousand of cash for the three months ended September 30, 2004. The decrease in cash used in operating activities was primarily a result of the Company's efforts to decrease its expenses and cash outlays and is affected by fluctuations in accounts payable and accrued expense balances.

         As of November 1, 2005, the Company's current monthly expense rate is approximately $40 thousand; the Company's monthly expense rate at former full operational level was approximately $1.1 million.

         The Company has no contractual obligations or commitments as of September 30, 2005. All rentals and leases are on a month-to-month basis.

CAPITAL REQUIREMENTS/PLAN OF OPERATION

         The Company's capital requirements have varied significantly from the Company's estimates and will likely continue to vary from those estimates. The capital requirements depend upon numerous factors including, but not limited to:
a) FDA approval process; b) results of pre-clinical and clinical testing; c) costs of technology; d) time and costs involved in obtaining other regulatory approvals; e) costs of filing, defending and enforcing any patent claims and other intellectual property rights; f) the economic impact of developments in competing technology and its markets; g) competing technological and market developments; h) the terms of any new collaborative, licensing and other arrangements that the Company may establish; i) litigation costs; and j) costs the Company incurs in responding to inquiries and investigations conducted by the SEC and other governmental entities.

         Since inception, the Company has generated significant losses from operations ($97.7 million), but only limited revenues ($4 million). The Company has taken actions to reduce Company expenses and cash consumption; however, the Company expect to incur additional operating losses for the indefinite future. The Company's working capital requirements in the foreseeable future will depend on a variety of factors and assumptions. In particular, the Company will need to obtain additional financing through additional equity and/or debt financings or through the sale of assets (including its intellectual property) during fiscal year 2005. If the Company raises additional funds through the issuance of equity securities or other financing instruments which are convertible for equity securities, the Company shareholders may experience significant dilution that would aversely affect the price of the Company common stock. Furthermore, there can be no assurance that additional financing will be available when needed or at all, or that if available, such financing will be on terms favorable to the Company or the Company shareholders. If financing is not available when required or is not available on acceptable terms, the Company may be required to curtail its operating plan and will likely not be able to continue operations as a going concern.

         The Company does not have sufficient capital to cover: 1) the expected costs of additional clinical studies currently required by the FDA; or 2) the anticipated expense of funding the Company's business plan over the next year. The Company will not be able to continue its business operations unless it can obtain additional capital immediately. This capital, if obtained, could be generated through issuance of securities, assumption of loans, sale of assets (including the Company's intellectual property); however, the Company has only limited commitments for any capital infusion, and can give no assurance that the Company will be able to raise any such capital. Furthermore, the Company's troubled financial condition, as well as the lack of FDA pre-market approval of the BCS2100 have made it difficult if not impossible to raise capital needed to continue its operations. If the Company is not successful in quickly raising additional capital, the Company will have to scale back its business plan or discontinue operations.

         As of September 30, 2005, the Company believed that the Company had sufficient liquidity to sustain the current level of limited operations for the next six months. The Company's monthly expense rate at that time averaged $40 thousand. The Company had cash, marketable securities and pre-paid expenses of approximately $241 thousand and current liabilities (excluding the debenture and deferred revenue) of approximately $1.5 million. On a short-term basis, the Company believed it would be able to fund the current level of limited operations with cash on hand and the proceeds of receivables and current sales activities; however, to fund the Company operations over the long term (more than 6 months) the Company believes it will need to raise additional capital or curtail its operations.

         Overall, the Company has reduced monthly cash consumption to under $40 thousand, which the Company currently believes will be adequate to sustained its curtailed operations only through March 2006. The Company has systematically reduced expenses by eliminating all expenditures except for those necessary to fill orders, file regulatory reports, and seek funding. If the Company is unable to secure additional capital, the Company will likely be forced to discontinue operations entirely.

ITEM 3. CONTROLS AND PROCEDURES

         (a) Based on the evaluation of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company's President and Acting Chief Financial officer have concluded that, as of September 30, 2005, the Company's disclosure controls and procedures were effective.

         (b) The Company is not presently required to conduct quarterly evaluations of the Company's internal control over financial reporting pursuant to paragraph (d) of Rules 13a-15 or 15d-15 promulgated under the Exchange Act. The Company is, however, in the process of designing, evaluating and implementing internal controls in anticipation of the date when the Company will become subject to such evaluation requirements.

PART II -- OTHER INFORMATION

ITEM 4.  LEGAL PROCEEDINGS

SEC INVESTIGATION

         In December 2002, the Company was requested to provide certain documents to the SEC and the U.S. Department of Justice in connection with an investigation regarding possible violations of the insider trading prohibitions found in the federal securities laws. The Company responded to the Commission's requests for copies of documentation, and members of the Company management have provided testimony to the Commission. To date, the Company has incurred approximately $650,000 in legal costs in complying with these requests. The Company also may be required to indemnify its officers and directors in connection with fees incurred in connection with these investigations. The Company's efforts to respond to the Commission's requests have required, and in the future may require, significant additional legal expenses, may make fund raising more difficult if not impossible, and will divert management from the Company day-to-day operations.

INDEMNIFICATION

         Under the Company's bylaws and contractual agreements, the Company may be required to indemnify its current and former officers and directors who are parties to litigation or other proceedings by providing legal defense through the Company attorneys (or reimbursing the parties for their own attorneys) and covering all damages the parties may suffer if the plaintiffs are successful.

OTHER LEGAL PROCEEDINGS

         The Company is involved in certain other litigation matters in the normal course of business which management currently believes are not likely to result in any material adverse effects on the Company's financial position, results of operations, or net cash flows.


ITEM 5.  EXHIBITS

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

COMPUTERIZED THERMAL IMAGING, INC.
(Registrant)

/s/Richard V. Secord
----------------------------------
Dated November 14, 2005
Richard V. Secord
Chairman & Chief Executive Officer