Form 10QSB
period 2005-12-31
COMPUTERIZED THERMAL IMAGING INC
filed 2006-02-13
CIK 1021853

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2005

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, par value $0.001, of which 114,561,698 shares were issued and outstanding as of December 31, 2005.

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

                                QUARTERLY REPORT

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements...................................................2

             Condensed Consolidated Balance Sheets as of December 31, 2005
             and June 30, 2005 ................................................2

             Condensed Consolidated Statements of Operations for the
             three and six months ended December 31, 2005 and 2004 ............3

             Condensed Consolidated Statements of Cash Flows for the six
             months ended December 31, 2005 and 2004...........................4

             Notes to Condensed Consolidated Financial Statements..............5

Item 2.    Management's Discussion and Analysis or Plan of Operation..........10

Item 3.    Controls and Procedures............................................17


                           PART II - OTHER INFORMATION

Item 4.    Exhibits...........................................................19

SIGNATURES....................................................................20


PART I - FINANCIAL INFORMATION
ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

                                                COMPUTERIZED THERMAL IMAGING, INC.
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                            (Unaudited)

                                                                                                December 31,         June 30,
                                                                                                    2005               2005
                                                                                               -------------      -------------
ASSETS                                                                                          (Unaudited)
CURRENT ASSETS:
  Cash                                                                                         $     91,203       $     51,688
  Accounts Receivable - trade, less allowance for doubtful accounts of $0 on
     December 31, 2005                                                                                   --                 40
  Inventories                                                                                        58,399             87,276
  Prepaid expenses                                                                                   33,809             33,809
                                                                                               -------------      -------------
        Total current assets                                                                        183,411            172,813
                                                                                               -------------      -------------

PROPERTY AND EQUIPMENT, Net                                                                           6,996              7,525
                                                                                               -------------      -------------

INTANGIBLE ASSETS:
  Intellectual property rights, net (less accumulated amortization of accounts of $21,442
    and $20,107 for December 31, 2005 and June 30, 2005, respectively                                11,405             12,740
                                                                                               -------------      -------------

TOTAL ASSETS                                                                                   $    201,812       $    193,078
                                                                                               =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                                                             $    546,896       $    558,045
  Accrued liabilities                                                                               564,917            555,262
  Short-term Note Payable                                                                           656,261            313,891
  Short-term Note Payable, Related Party                                                             20,000             20,000
  Deferred revenues                                                                                 663,727            669,991
                                                                                               -------------      -------------
        Total current liabilities                                                                 2,451,801          2,117,189
                                                                                               -------------      -------------

LONG-TERM NOTE PAYABLE                                                                              116,703            114,181
                                                                                               -------------      -------------
TOTAL LIABILITIES                                                                                 2,568,504          2,231,370
                                                                                               -------------      -------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Convertible preferred stock, no par value, 3,000,000 shares authorized; issued-none                    --
  Common stock, $.001 par value, 200,000,000 shares authorized, 114,561,698 issued and
   outstanding on December 31, 2005 and June 30, 2005                                               114,562            114,562
  Additional paid-in capital                                                                     95,462,474         95,462,474
  Accumulated Deficit                                                                           (97,943,728)       (97,615,328)
                                                                                               -------------      -------------
        Total stockholders' equity (deficit)                                                     (2,366,692)        (2,038,292)
                                                                                               -------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                           $    201,813       $    193,078
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




                                           COMPUTERIZED THERMAL IMAGING, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)

                                                    FOR THE                               FOR THE
                                               THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                     31-DEC                                31-DEC
                                       ----------------------------------      ----------------------------------
                                            2005               2004                 2005               2004
                                       ----------------------------------      ----------------------------------
REVENUES
 PS                                    $      25,699       $      26,454       $      32,477       $      43,875
 TIP                                           3,132              28,026              18,014              70,813
 Turbine                                          --                  --                  --               5,000
 Other Services                                   --                  --                  --               6,400
 Freight                                         367               1,690                 753               6,477
                                       ----------------------------------      ----------------------------------
TOTAL REVENUES                                29,198              56,170              51,244             132,565
                                       ----------------------------------      ----------------------------------
COST OF REVENUES
 Materials                                     5,866               7,946               8,536              17,652
 Impairments                                  24,480                  --              24,480                  --
 Freight                                       5,329               1,160               8,982               4,871
                                       ----------------------------------      ----------------------------------
TOTAL COST OF REVENUES                        35,675               9,106              41,998              22,523
                                       ----------------------------------      ----------------------------------
GROSS MARGIN (DEFICIT)                        (6,477)             47,064               9,246             110,042
                                       ----------------------------------      ----------------------------------
OPERATING EXPENSES
 General & Administration                    186,007             138,135             316,958             254,176
 Depreciation & Amortization                     902              11,919               1,864              17,099
 Litigation settlement                            --                  --               1,000                  --
 Marketing Expenses                               --               7,875                  --              25,441
 R&D Expenses                                     --              34,104                  --              90,906
                                       ----------------------------------      ----------------------------------
TOTAL OPERATING EXPENSES                     186,909             192,033             319,822             387,622
                                       ----------------------------------      ----------------------------------
OPERATING LOSS                              (193,386)           (144,969)           (310,576)           (277,580)
                                       ----------------------------------      ----------------------------------
Other Income ( Expense)
 Interest Income                               1,204                  57               2,160                  61
 Interest Expense                            (11,027)             (4,598)            (19,914)             (9,221)
 Other                                           (70)                 24                 (70)                 44
                                       ----------------------------------      ----------------------------------
TOTAL OTHER (EXPENSE)                         (9,893)             (4,517)            (17,824)             (9,116)
                                       ----------------------------------      ----------------------------------
NET LOSS                               $    (203,279)      $    (149,486)      $    (328,400)      $    (286,696)
                                       ==================================      ==================================

WEIGHTED AVERAGE SHARES
  OUTSTANDING                            114,561,698         114,561,698         114,561,698         114,561,698
                                       ==================================      ==================================
BASIC AND DILUTED LOSS PER COMMON
     SHARE                                   (0.0018)            (0.0013)            (0.0029)            (0.0025)
                                       ==================================      ==================================

                    The accompanying notes are an integral part of these consolidated financial statements.



                                 COMPUTERIZED THERMAL IMAGING, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                              FOR THE
                                                                         SIX MONTHS ENDED
                                                                            DECEMBER 31,
                                                                     --------------------------
                                                                        2005            2004
                                                                     ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $(328,400)      $(286,696)
  Depreciation and amortization                                          1,864          17,100
    Accounts receivable - trade                                             40          53,328
    Accounts receivable - other                                             --           1,391
    Inventories                                                         28,877          18,024
    Prepaid expenses                                                        --          46,421
    Accounts payable                                                   (11,149)         16,548
    Accrued liabilities                                                 29,548          (7,343)
    Deferred revenues                                                   (6,265)        (25,552)
                                                                     ----------      ----------
           Net cash used in operating activities                      (285,485)       (166,779)
                                                                     ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Net cash provided by (used in)  investing activities             --              --
                                                                     ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loan                                                   325,000              --
                                                                     ----------      ----------
           Net cash provided by financing activities                   325,000              --
                                                                     ----------      ----------

NET INCREASE (DECREASE) IN CASH                                         39,515        (166,779)

CASH AT BEGINNING OF PERIOD                                             51,688         168,955
                                                                     ----------      ----------

CASH AT END OF PERIOD                                                $  91,203       $   2,176
                                                                     ==========      ==========

          The accompanying notes are an integral part of these consolidated financial statements.

                                                 4

                       COMPUTERIZED THERMAL IMAGING, INC.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 2005
                                   (UNAUDITED)


NOTE A. UNAUDITED FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

         The condensed consolidated financial statements of Computerized Thermal Imaging (the "Company") for the three and six month periods ended December 31, 2005 and 2004 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's results of operation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's most recent Annual Report on Form 10-KSB for the Year Ended June 30, 2005. The consolidated results of operations for the three and six month periods ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. In its Annual Report on Form 10-KSB for the Year Ended June 30, 2005, the Company reported that its recurring losses from operations, negative cash flows from operations, the Company's need for additional working capital, and the Company's continuing struggle to obtain FDA approval for its primary product raised substantial doubt about the Company's ability to continue as a going concern. The Company's independent auditors have also expressed their doubts about the Company's ability to continue as a going concern.

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

         Service revenue is derived from service of medical equipment previously sold but not covered by warranty. Service revenue is recognized upon the completion of the services provided. The Company offers extended warranties on certain of its products. Warranty revenue is recognized ratably over the period of the agreement as services are provided.

NOTE C. DEFERRED REVENUE

         Deferred revenues at December 31, 2005 was approximately $664 thousand and consisted of $660 thousand of deferred revenues with a manufacturing/licensing agreement between the Company and NanDa Thermal Medical Technology, Inc. ("NanDa") and $4 thousand of deferred warranty revenues.


               DEFERRED REVENUES

DEFERRED REVENUES                             31-Dec            30-Sep            30-Jun
                                               2005              2005              2005
                                         -------------------------------------------------
Nanda Licensing                               660,000           660,000           660,000
Warranty Revenue                                3,727             6,859             9,991
                                         -------------------------------------------------
                  Total Deferred Revenue     $663,727          $666,859          $669,991
                                         =================================================

         The Company's Manufacturing License Agreement with NanDa (the "NanDa Agreement") is billed in stages. The Company has billed NanDa $660 thousand to date and received payment of $660 thousand. The NanDa Agreement obligates the Company to provide training services for NanDa employees in the United States and in China. The Company has provided the training services for NanDa employees in the United States, but, has yet to train in China. Therefore, according to the Company's revenue recognition policy, the Company will not recognize any revenue from the NanDa Agreement until all its obligations are performed or the NanDa Agreement is deemed to be complete. The Company is awaiting a legal opinion regarding the obligations of the Company and Nanda.

NOTE D. INVENTORIES

         Inventories are stated at the lower-of-cost or market with cost determined using the first-in first-out method of accounting. As of the dates set forth below, the Company's inventories consisted of the following:

                                    INVENTORY


                           DEC. 31            SEPT. 30              JUNE 30,
                            2005                2005                  2005
                       ------------------------------------------------------
Raw Materials           $ 539,342            $ 535,837             $ 536,053
Finished Goods            183,200              188,539               190,887
Inventory Reserve        (664,143)            (639,664)             (639,664)
                       ------------------------------------------------------
                           58,399               84,712                87,276
                       ======================================================

         Inventory at December 31, 2005 consisted of approximately $183 thousand of finished goods ready for sale and $539 thousand of raw materials. The Company has impaired its inventory by 92% or $664 thousand due to the company's ability to continue as a going concern. The impairment is held in a reserve account.

         The Company has in the past reserved for excess and obsolete inventory by comparing inventory on hand to estimated consumption during the next twelve months. Consumption is estimated by annualizing trailing three or six -month sales volumes, adjusting those volumes for known activities and trends, then comparing forecast consumption to quantity on hand. However, the Company evaluates all inventories to determine if the total impaired book value could be recovered if liquidation becomes necessary. The Company impaired the BCS inventory in the amount of $24 thousand for the quarter ended December 31, 2005.

NOTE E. INCOME TAXES

         The Company accounts for income taxes using the liability method. Under this method, the Company records deferred income taxes to reflect future year tax consequences of temporary differences between the tax basis of assets and liabilities and their financial statement amounts. The Company has reviewed its net deferred tax assets, together with net operating loss carry-forwards, and has provided a valuation allowance to reduce its net deferred tax assets to their net realizable value. Due to the uncertainty regarding the Company's volatility to continue as a going concern, there are no deferred tax assets.

NOTE F. CONTINGENCIES

SEC INVESTIGATION

         In December 2002, the company was requested to provide certain documents to the SEC and the U.S. Department of Justice in connection with an investigation regarding possible violations of the insider trading prohibitions found in the federal securities laws. The Company has responded to the Commission's requests for copies of documentation, and members of the Company's management have provided testimony to the Commission. To date, the Company has incurred approximately $650,000 in legal costs in complying with these requests. The Company also may be required to indemnify its officers and directors in connection with fees incurred in connection with these investigations. The Company's efforts to respond to the Commission's requests have required, and in the future may require, significant additional legal expenses, may make fund raising more difficult if not impossible, and will divert attention away from the Company's day-to-day operations.

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

NOTE G. RECENT DEVELOPMENTS

         On December 18, 2005 the Company announced implementation of a new approach to strategically revitalize its position in health care infrared imaging. The Company believes this shift has the potential to elevate the Company's role both in the service and support of health care providers worldwide. During the past year the Company has re-directed its marketing and sales focus to the Thermal Imaging Processor (TIP) and the Photonic Stimulator products. Better known as the "find it" and "fix it" duo, these medical device leaders are effective screening and treatment modalities in worker's compensation, physical therapy and pain management situations. The Company remains resolute in its firm commitment to backing and advancing the Company's medical infrared imaging services and technologies into 2006 and beyond.

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

                           STOCK WARRANTS AND OPTIONS

A summary of warrant and stock option activity for the period from July 1, 2005, through December 31, 2005 is as follows:

                                       2005                        2004
                            ----------------------------------------------------
                                           Weighted                    Weighted
                                            Average                     Average
                                           Exercise                    Exercise
                                 Shares      Price         Shares        Price
                            ----------------------------------------------------

Outstanding June 30            4,384,958       1.26     3,592,023        1.27
Granted                               --                  175,000        0.10
Exercised                             --        --             --          --
Forfeited                             --                  (77,780)       1.01
                            ----------------------------------------------------

Outstanding at end of year     4,384,958       1.26     3,689,243        1.37
                            ------------             ------------
Exercisable at year end        4,384,958       1.26     3,689,243        1.37
                            ============             ============

During the year ended June 30, 2003, the Company reduced the exercise price of the warrants that were issued to the Investor from $2.028 to $0.087733 per share. These warrants were exercised to pay $21,000 of the debenture principal and $2,000 of accrued interest. The fair value of the warrant modification was estimated at the date of modification using the Black-Scholes option pricing model.

Periodically, the Company has issued incentive stock options to employees and officers and non-qualified options to directors and outside consultants to promote the success of the Company and enhance its ability to attract and retain the services of qualified persons.

The Company has 4,534,958 options outstanding and issued under the 1997 Stock Option and Restricted Stock Plans (the "Plan") since its adoption, and could issue an additional aggregate of 5,415,042 options and shares. The Plan permits restricted stock grants to employees, officers, directors and consultants at prices that may be less than 100% of the fair market value of the Company's common stock on the date of issuance. The Company also has outstanding 150,000 non-statutory stock options issued outside the Plan. Options issued under the Plan will have variable terms based on the services provided and will generally vest on the date of grant.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements Concerning the Company's Business

         The statements contained in this Quarterly Report on Form 10-QSB that are not purely historical are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve various risks and uncertainties. Forward-looking statements contained in this Report include statements regarding our business plans, market opportunities and acceptance, expectations, goals, revenues, financial performance, strategies, mission and intentions for the future. Such forward-looking statements are included under this "Management's Discussion and Analysis or Plan of Operation" and encompass the Company's beliefs, expectations, hopes or intentions regarding future events. Words such as "expects," "believes," "anticipates," "intends," "plans," "seeks," "may," "should," "likely," and similar expressions also identify forward-looking statements. All forward-looking statements included in this Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that our actual results and future events could differ materially from those anticipated in such statements. Among the factors that could cause actual results to differ materially from our expectations are those described under "--Factors that May Affect Future Results." All subsequent written and oral forward-looking statements attributable the Company or persons acting on its behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.

Overview

         The Company's mission is to improve the quality of life through the development and deployment of thermal imaging and associated technologies. While the company's infrared technology has a vast array of existing and potential applications, its primary focus is in medical and industrial application. The Company markets two FDA-cleared pain management products, a diagnostic Thermal Imaging Processor (camera) and an infrared light therapy device called the Photonic Stimulator. The Company designs, manufactures and markets thermal imaging devices and services used for clinical diagnosis and pain management.

         The Company's current products are the Photonic Stimulator, Thermal Image Processor ("TIP") and the BCS 2100. The Company has historically marketed its products with an internal sales force and through independent distributors. At present, however, due to the Company's troubled financial condition, the Company is not actively marketing its products with the exception of the Company's web page (www.cti-net.com). To date, the Company's revenues have been generated principally from sales of the Photonic Stimulator, TIP, and services provided in connection with the Company's medical and industrial products.

         Given the Company's inability to market its principal product unless the Company secures FDA pre-market approval, the Company's needs to raise capital to fund its operations, the Company's history of losses ($97.9 million since inception), and the risk of pending or future litigation, the Company's independent auditor's opinion dated January 2006 contains a "going concern qualification," meaning that the Company's independent auditors have indicated that there is substantial doubt as to the Company's ability to continue as a going concern. The Company's efforts to raise additional funds to date have been only marginally successful. Since the FDA's rejection of the Company's application for pre-market approval of the BCS 2100 in December 2002, the Company has raised approximately $500 thousand in advances under an equity line of credit with Beach Boulevard, $1.32 million through a private issuance of restricted stock, $660 thousand from the NanDa Agreement and $645 thousand from short-term notes. The Company has pursued additional financing transactions, but, as of the date of this Report, the Company has been unsuccessful in its efforts to raise additional capital. Regardless of the FDA's ultimate decision regarding the Company's application for pre-market approval of the BCS2100, the Company will require additional capital to execute the Company's operating plan, which may include more clinical trials, research and development and marketing and manufacturing expenses.

         The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the Company's audited condensed consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005.

         CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements requires the Company to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgment involved and its potential impact on the Company's reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period, and would materially impact the Company's financial condition or results of operations. The Company's significant accounting policies are discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements. Critical estimates inherent in these accounting policies are discussed in the following paragraphs. The company's management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Company's Board of Directors.

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

         The company's standard domestic terms for its medical products sold to end-user customers are "prepaid," and the Company's standard international terms for the Company's medical products require payment in cash or placement of a letter of credit before shipment. On occasion, the Company offers extended payment terms beyond its normal business practices, usually in connection with providing an initial order of demonstration equipment to a new domestic distributor. The Company considers fees on these extended terms agreements not fixed and collectibility less than probable and defers the revenue until receipt of payment. The Company sells separate extended warranty contracts for the Company's TIP and Photonic Stimulator and recognizes revenue from those arrangements ratably over the contract life. The Company does not offer rights or return privileges in sales agreements.

         RESEARCH AND DEVELOPMENT EXPENSES -- The Company expenses as incurred the direct, indirect and purchased research and development costs associated with the Company's products. The Company believes this method is conservative given the product and market acceptance risk inherent to the Company's products and reduces administrative burden and cost.

         IMPAIRMENT OF LONG-LIVED ASSETS -- The Company follows the provisions of Financial Accounting Standards Board ("FASB") SFAS No. 141, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires that if the sum of the future cash flows expected to result from the assets, undiscounted and without interest charges, is less than a company's reported value of the assets, the asset is not recoverable and the company must recognize an impairment. The amount of impairment to be recognized is the excess of the reported value of the assets over the fair value of those assets and is recorded as impairment expense on the Company's statements of operations. In estimating impairments, management makes assumptions about future cash flows and fair value that are inherently uncertain, can significantly affect the results and may differ from actual future results.

         INVENTORY RESERVES -- The Company in the past reserved for excess and obsolete inventory by comparing inventory on hand to estimated consumption during the next twelve months. Consumption is estimated by annualizing trailing three or six month sales volumes, adjusting those volumes for known activities and trends, and then compare forecast consumption to quantity on hand. However, the Company evaluates all inventories to determine if the total impaired book value could be recovered if liquidation is necessary. The Company felt the need to impair additional inventory for the BCS2100 during the quarter ended December 31, 2005.

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

         The Company has only Internet marketing efforts at present due to the Company's current lack of resources. If the Company is able to acquire additional capital, of which there can be no assurance, the Company hopes to be able to resume marketing efforts by building relationships with manufacturers, medical equipment dealers, physicians and clinical investigators; communicating with target markets by attending trade shows and conferences, making direct sales calls, and sponsoring clinics in which the Company could introduce and demonstrate its products. The Company believes marketing medical products through trade shows, conference presentations, direct mail and inside sales, augmented with dealers, provides a low-cost, high-leverage approach to diagnostic imaging and pain management practitioners.

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

         To date, the Company has had limited operating revenues from the sale of its products and services ($4 million in total revenues since inception). The Company cannot provide any assurance that it will achieve profitability in the future. The Company's immediate priority is to produce revenue by selling TIP and Photonic Stimulator inventory, then, to expand the Company's market in Canada where the Company has obtained the necessary licenses for current product offerings, to pursue the U.S. market for the Company's TIP and Photonic Stimulator; and to reconcile issues presented to the FDA in the Company's Citizens Petition. At this time, the Company is unsure how much time and additional financing they will require to resolve issues with the FDA. The Company can offer no assurance that the Company will ever be able to resolve the FDA issues. The Company is also unsure about the ability to raise additional financing that will be required to continue the Company's business operations. These uncertainties, among others, raise doubts about the Company's ability to continue as a going concern.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company's operating results and financial condition are subject to substantial risks and uncertainties. You should consider carefully the following risk factors, in addition to other information contained in this Report as you evaluate the Company and its business. Any one or these factors could cause actual results of our operations to differ materially from projected results.

         o The Company expects to continue to incur losses, deficits, and deficiencies in liquidity for the foreseeable future. Unless the Company is able to finalize agreements for additional capital investments.

         o A failure to raise additional capital could cause the Company to severely curtail operations, which would likely result in immediate and substantial dilution to the Company's shareholders, or cease operations entirely, which would likely eliminate any value in the Company's common stock.

         o The volatility in the market price of the Company's common stock could continue and adversely affect shareholder value.

         o The Company can issue preferred stock or sell other securities or other financing instruments, including convertible debt, which would result in significant dilution to existing shareholders.

         o If the Company is unsuccessful in preventing others from using their intellectual property, the Company could lose a competitive advantage. If the Company's intellectual property infringes the rights of other parties, the Company could incur damages or be forced to cease using, marketing or selling those products.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2005, COMPARED TO THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2004

         REVENUES

         Total revenues for the three months ended December 31, 2005 decreased $27 thousand, down to $29 thousand from $56 thousand in December 2004. Revenues for the six months ending December 31, 2005 decreased $81 thousand, down to $51 thousand from $133 thousand. Revenues represent a 48% reduction in 3 months and 61% reduction in 6 months. Twenty six thousand dollars of the Company's revenues resulted from product sales and $3 thousand from warranty revenue recognized in the period ending December 31, 2005. The same three month period in 2004 produced product revenues of $26 thousand with service revenues of $30 thousand. The decrease in revenue was primarily attributed to the reduction in sales force and other resources.

         There were no unfilled orders as of December 31, 2005. The Company did not have any foreign sales in the past 3 months.


         COSTS AND EXPENSES

         Gross margins for the three months ended December 31, 2005 were $(6) thousand compared to gross margins of $47 thousand for the same period of the prior year or down 113%. For the six months ending December 31, 2005, gross margins decreased 92% from $110 thousand to $9 thousand.

         The decrease in gross margin resulted primarily from the significant increase in the Company's cost of goods sold due to the impairment of BCS2100 inventory.

         The Company is currently in the process of developing a revised business structure that the Company believes will enhance revenue through leasing of the Company's products and providing services to the Company's customers rather than direct sales.

         General and administrative expenses for the three months ended December 31, 2005 were $186 thousand compared to $138 thousand for the same period last year, an increase of $47 thousand. The increase primarily reflects the accrual of the CEO's salary. Since July 2005, the Company's CEO, RV Secord, has taken a minimal salary and the balance has been accrued per his contract.

         Depreciation and amortization expense for the three month period ended December 31, 2005 decreased $11 thousand from $12 thousand to $1 thousand or a 92% decrease, compared to December 31, 2004.

         OPERATING INCOME / LOSS

         The Company recorded an operating loss for three months ending December 31, 2005 of $193 thousand, compared to an operating loss of $145 thousand for the same period in 2004. The operating loss increase of approximately $48 thousand or 33% for the three months was due principally to the Company's increased effort on its reorganization and restructuring, accrued wages and the impairment of BCS inventory. For the six month period ending December 31, 2004 and 2005 respectively, the operating loss increased by 12% from $278 thousand to $311 thousand.

         OTHER INCOME / EXPENSE

         Net interest income and expense for the three month period ended December 31, 2005 increased $5 thousand from the same period of 2004, from $5 thousand to a net expense of $10 thousand. For the six month period net interest and expense increased from $9 thousand in 2004 to $18 thousand ending December 31, 2005. Interest expense is primarily an accrual of imputed interest to December 31, 2005 on five loans: $100 thousand with $16,699 accrued interest $200 thousand principal with $18,575 accrued interest, $3.501 interest on a $100 thousand note and $325 thousand has accrued $7,212 in interest to December 31, 2005. There was one $20,000 related party note which has accrued interest of $1,969. There was interest income of $1 thousand during the period ending December 31, 2005.

         NET INCOME/(LOSS)

         The Company recognizes no extraordinary gains or losses during the three and six month periods ended December 31, 2005. The Company also recorded no income taxes or income tax benefit due to the going concern opinion issued by the Company's auditors. Because the Company's future as an on going business is in question the Company's ability to take advantage of a booked tax benefit is also in question. Therefore, no benefit has been recognized. However, the Company does hope to be able to, in the future, obtain a profitable operational status at which time the Company could then take advantage of a net operating loss carry-forward for tax purposes.

         The net income and loss for the three month period ended December 31, 2005 resulted in a per share income loss of less than $0.01 and loss of less than $0.01 ended December 31, 2004.

 LIQUIDITY AND CAPITAL RESOURCES

         SOURCES AND USES OF LIQUIDITY

         The Company's sources of funds used for operations have historically come from selling common stock, as well as the issuance and exercise of options and warrants, revenues generated from operations, sales of marketable securities, interest earned from marketable securities available for sale and debt assumption.

         For the three month period ended December 31, 2005 the Company's sole source of cash was from product sales. The Company is pursuing additional financial transactions and has received $325 thousand as debt proceeds within the past six months. As of the date of this report none have been finalized.

         The Company's cash requirements include, but are not limited to, general corporate expenses, including employee salaries and benefits, lease payments on office space, legal and accounting fees for litigation and public reporting requirements, procurement of inventory and supply expenses associated with the Company's efforts to manufacture and market its medical and industrial applications. The Company has reduced many of these costs in an effort to preserve cash; however, most of these costs are attributable to activities that are necessary to continue the Company's operations.

         Net cash used in operating activities for the three months ended December 31, 2005 was $285 thousand, compared to $167 thousand of cash for the three months ended December 31, 2004. The increase in cash used in operating activities was primarily a result of the Company's fluctuations in accounts receivable, accounts payable and accrued expense balances.

         As of January 1, 2006, the Company's current monthly expense rate has averaged $53 thousand during the past six months; the Company's monthly expense rate at its former full operational level was approximately $1.1 million per month.

         The Company has no contractual obligations or commitments as of December 31, 2005. All rentals and leases are on a month-to-month basis.

CAPITAL REQUIREMENTS/PLAN OF OPERATION

         The Company's capital requirements have varied significantly from the Company's estimates and will likely continue to vary from those estimates. The Company's capital requirements depend upon numerous factors including, but not limited to: a) FDA approval process; b) results of pre-clinical and clinical testing; c) costs of technology; d) time and costs involved in obtaining other regulatory approvals; e) costs of filing, defending and enforcing any patent claims and other intellectual property rights; f) the economic impact of developments in competing technology and the Company's markets; g) competing technological and market developments; h) the terms of any new collaborative, licensing and other arrangements that the Company may establish; i) litigation costs; and j) costs the Company incurs in responding to inquiries and investigations conducted by the SEC and other governmental entities.

         Since inception, the Company has generated significant losses from operations ($97.9 million), but only limited revenues ($4 million). The Company has taken actions to reduce its expenses and cash consumption; however, the Company expects to incur additional operating losses for the indefinite future. The Company's working capital requirements in the foreseeable future will depend on a variety of factors and assumptions. In particular, the Company will need to obtain additional financing through additional equity and/or debt financings or through the sale of assets (including its intellectual property) during fiscal year 2006. If the Company raises additional funds through the issuance of equity securities or other financing instruments which are convertible for equity securities, the Company's shareholders may experience significant dilution that would aversely affect the price of the Company's common stock. Furthermore, there can be no assurance that additional financing will be available when needed or at all, or that if available, such financing will be on terms favorable to the Company or its shareholders. If financing is not available when required or is not available on acceptable terms, the Company may be required to curtail the operating plan and will likely not be able to continue operations as a going concern.

         The Company does not have sufficient capital to cover: 1) the expected costs of additional clinical studies currently required by the FDA; or 2) the anticipated expense of funding the Company's business plan over the next year. The Company will not be able to continue its business operations unless the Company obtains additional capital immediately. This capital, if obtained, could be generated through issuance of securities, assumption of loans, and sale of assets (including intellectual property); however, the Company has only limited commitments for any capital infusion, and can give no assurance that the Company will be able to raise any such capital. Furthermore, the Company's troubled financial condition, as well as the lack of FDA pre-market approval of the BCS2100, has made it difficult if not impossible to raise capital needed to continue the Company's operations. If the Company is not successful in quickly raising additional capital, the Company will have to scale back its business plan or discontinue operations.

         As of December 31, 2005, the Company believed that the Company had sufficient liquidity to sustain the current level of limited operations for the next month. The Company's monthly expense rate at that time averaged $53 thousand. The Company had cash, marketable securities and pre-paid expenses of approximately $125 thousand and current liabilities (excluding the debenture and deferred revenue) of approximately $1.8 million. On a short-term basis, the Company believes it will be able to fund the current level of limited operations with cash on hand and the proceeds of its receivables and current sales activities; however, to fund the Company's operations over the long term (more than 2 months) the Company believes additional capital or curtailing the operation will be required.

         Overall, the Company has reduced the monthly cash consumption to under $45 thousand, which the Company currently believes will be adequate to sustain its curtailed operations only through February 2006. The Company has systematically reduced expenses by eliminating all expenditures except for those necessary to fill orders, file regulatory reports, and seek funding. If the Company is unable to secure additional capital, the Company will likely be forced to discontinue operations entirely.

ITEM 3. CONTROLS AND PROCEDURES

         (a) Based on the evaluation of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company's President and the Acting Chief Financial Officer have concluded that, as of December 31, 2005, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms.

         (b) The Company is not presently required to conduct quarterly evaluations of their internal control over financial reporting pursuant to paragraph (d) of Rules 13a-15 or 15d-15 promulgated under the Exchange Act. The Company is, however, in the process of designing, evaluating and implementing internal controls in anticipation of the date when they will become subject to such evaluation requirements.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

SEC INVESTIGATION

         In December 2002, the Company was requested to provide certain documents to the SEC and the U.S. Department of Justice in connection with an investigation regarding possible violations of the insider trading prohibitions found in the federal securities laws. The Company has responded to the Commission's requests for copies of documentation, and members of the Company's management have provided testimony to the Commission. To date, the Company has incurred approximately $650,000 in legal costs in complying with these requests. The Company may also be required to indemnify its officers and directors in connection with fees incurred in connection with these investigations. The Company's efforts to respond to the Commission's requests have required, and in the future may require, significant additional legal expenses, may make fund raising more difficult if not impossible, and will distract the Company's management from day-to-day operations.

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

OTHER LEGAL PROCEEDINGS

       The Company is involved in certain other litigation matters in the normal course of business which the Company's management currently believes is not likely to result in any material adverse effects on the Company's financial position, results of operations, or net cash flows.

ITEM 6.  EXHIBITS

         31.1     Certification of Chief Executive Officer
         31.2     Certification of Chief Financial Officer
         32.1     Certification of Chief Executive Officer
         32.2     Certification of Chief Financial Officer

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUTERIZED THERMAL IMAGING, INC.


/s/ Richard V. Secord
----------------------------------
Dated February 13, 2006
Richard V. Secord
Chairman of the Board and
Chief Executive Officer