Form 10QSB
period 2006-03-31
COMPUTERIZED THERMAL IMAGING INC
filed 2006-05-15
CIK 1021853

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2006

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ___________ to _____________

                        Commission file number: 001-16253

                       COMPUTERIZED THERMAL IMAGING, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 NEVADA                                 87-0458721
         -------------------------              -------------------------
       (State or other jurisdiction                   (IRS Employer
      of incorporation or organization)              Identification No.)

           1719 West 2800 South
               Ogden, Utah                                84401
         -------------------------              -------------------------
  (Address of principal executive offices)              (Zip Code)

                                 (801) 776-4700
                            ------------------------
              (Registrant's telephone number, including area code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common stock, par value $0.001, of which 114,561,698 shares were issued and outstanding as of April 30, 2006.

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]



                              COMPUTERIZED THERMAL IMAGING, INC.

                                          FORM 10-QSB

                                       QUARTERLY REPORT

                                       TABLE OF CONTENTS


                                PART I - FINANCIAL INFORMATION


Item 1. Financial Statements............................................................... 3

        Condensed Consolidated Balance Sheets as of March 31, 2006 and
        June 30, 2005 ......................................................................3

        Condensed Consolidated Statements of Operations for the three and nine-months ended March 31, 2006 and 2005...........................................4

        Condensed Consolidated Statements of Cash Flows for the nine-months ended March 31, 2006 and 2005.......................................................5

        Notes to Condensed Consolidated Financial
        Statements..........................................................................6

Item 2. Management's Discussion and Analysis or Plan of Operation..........................11

Item 3. Controls and Procedures............................................................19

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings..................................................................19

Item 2. Exhibits...........................................................................20

SIGNATURES.................................................................................21






PART I - FINANCIAL INFORMATION
ITEM 1.  UNAUDITED FINANCIAL STATEMENTS


                       COMPUTERIZED THERMAL IMAGING, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   MARCH 31,       JUNE 30,
                                                                     2006            2005
                                                                 ------------    ------------
ASSETS                                                            (unaudited)

CURRENT ASSETS:
 Cash and cash equivalents                                       $     23,288    $     51,728
 Inventories                                                           58,022          87,276
 Prepaid expenses                                                      33,809          33,809
                                                                 ------------    ------------
     Total Current Assets                                             115,119         172,813
                                                                 ------------    ------------
 Property, Equipment & Software                                     1,004,560       1,006,504
 Accumulated Depreciation                                            (999,310)       (998,979)
                                                                 ------------    ------------
 NET PROPERTY PLANT & EQUIPMENT (Net)                                   5,250           7,525
                                                                 ------------    ------------
INTANGIBLE ASSETS:
  Intellectual Property Rights, less accumulated
   amortization of $22,109 and $20,107 respectfully                    10,738          12,740
                                                                 ------------    ------------
TOTAL ASSETS                                                     $    131,107    $    193,078
                                                                 ============    ============
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Accounts Payable                                                $    243,559    $    558,045
 Accrued Employee Costs                                               281,467         229,498
 Other Accrued Liabilities                                            304,000         325,764
 Short-term Note Payable with Interest                                699,677         333,891
 Deferred Revenue                                                       1,239         669,991
                                                                 ------------    ------------
     Total Current Liabilities                                      1,529,942       2,117,189
                                                                 ------------    ------------
LONG-TERM NOTE PAYABLE                                                117,936         114,181
                                                                 ------------    ------------
TOTAL LIABILITIES                                                   1,647,878       2,231,370
                                                                 ------------    ------------
STOCKHOLDERS' EQUITY (DEFICIT)
 Convertible Preferred Stock, no par value, 3,000,000
  shares authorized; none issued                                           --              --
 Common Stock, $.001 par value, 200,000,000 shares authorized,
  114,561,698 and 114,561,698 issued and outstanding on
 March 31, 2006 and June 30, 2005, respectively                       114,561         114,561
 Additional Paid-in Capital                                        95,462,475      95,462,475
 Deficit Accumulated                                              (97,093,807)    (97,615,328)
                                                                 ------------    ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                               (1,516,771)     (2,038,292)
                                                                 ------------    ------------
TOTAL LIABILITIES & STOCKHOLDERS'  EQUITY (DEFICIT)              $    131,107    $    193,078
                                                                 ============    ============


                     The accompanying notes are an integral part of these
                         condensed consolidated financial statements





                                         COMPUTERIZED THERMAL IMAGING, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)

                                                               FOR THE                          FOR THE
                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               MARCH 31,                       MARCH 31,
                                                   ------------------------------    ------------------------------
                                                        2006             2005             2006            2005
                                                   -------------    -------------    -------------    -------------

REVENUE
PS                                                         5,813           47,425           38,290          168,513
TIP                                                        2,488               --           20,502               --
Turbine                                                       --               --               --               --
Other Services - Nanda                                   660,495           28,325          660,495           39,802
Freight                                                      270               --            1,023               --
                                                   -------------    -------------    -------------    -------------
NET REVENUE                                              669,066           75,750          720,310          208,315
                                                   -------------    -------------    -------------    -------------
COST OF SALES
  Materials                                                1,507           23,211           10,043           39,933
  Impairments                                                 --               --           24,480               --
  Freight                                                  1,753               --           10,735            5,801
                                                   -------------    -------------    -------------    -------------
TOTAL COST OF SALES                                        3,260           23,211           45,258           45,734
                                                   -------------    -------------    -------------    -------------
GROSS MARGIN (DEFICIT)                                   665,806           52,539          675,052          162,581
                                                   -------------    -------------    -------------    -------------
OPERATING EXPENSES
  General & Administration                               161,906           23,450          478,864          277,625
  Depreciation & Amortization                              2,413           10,584            4,277           27,683
  Litigation Settlement                                       --               --            1,000               --
  Marketing                                                   --           (1,685)              --           23,755
  R & D                                                       --           17,118               --          108,024
                                                   -------------    -------------    -------------    -------------
TOTAL OPERATING EXPENSES                                 164,319           49,467          484,141          437,087
                                                   -------------    -------------    -------------    -------------
OPERATING INCOME  (LOSS)                                 501,487           3,072           190,911        (274,506)
                                                   -------------    -------------    -------------    -------------
OTHER INCOME / EXPENSE
  Interest Income                                            308                4            2,468               65
  Interest Expense                                       (10,820)          (4,535)        (30,734)         (13,756)
  Other                                                        1                7             (69)               51
  Gain from Extinguishment of Debt                       358,945               --          358,945               --
TOTAL OTHER INCOME / EXPENSE                             348,434           (4,524)         330,610         (13,640)
                                                   -------------    -------------    -------------    -------------
NET INCOME  (LOSS)                                 $     849,921    $      (1,452)         521,521    $   (288,416)
                                                   =============    =============    =============    =============
WEIGHTED AVERAGE SHARES OUTSTANDING                  114,561,698      114,561,698      114,561,698      114,561,698
                                                   =============    =============    =============    =============
BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE   $        0.01    $      (0.00)    $        0.00    $      (0.00)
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






                              COMPUTERIZED THERMAL IMAGING, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                                               For the
                                                                          Nine Months Ended
                                                                               March 31,
                                                                       -----------------------
                                                                         2006          2005
                                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                    $ 521,521    $(288,146)
  Depreciation and Amortization                                            4,277       27,683
  Gain on Extinguishment of Debt                                        (358,945)          --
  Interest Expense on Convertible Debenture                                   --       26,447
  Changes in Operating Assets and Liabilities:                                --        1,391
    Accounts Receivable - Trade                                               --       26,447
    Accounts Receivable - Other                                               --        1,391
    Inventories                                                           29,254       40,295
    Prepaid Expenses                                                          --       47,665
    Accounts Payable                                                     177,860       37,038
    Accrued Liabilities                                                  (58,655)     (25,337)
    Deferred Revenues                                                   (668,752)     (29,608)
                                                                       ---------    ---------
           Net Cash Used in Operating Activities                        (353,440)    (162,572)
                                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Net Cash Provided by (Used in) Investing Activities               --           --
                                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Loan                                                     325,000           --
                                                                       ---------    ---------
           Net Cash Provided by Financing Activities                     325,000           --
                                                                       ---------    ---------

NET INCREASE (DECREASE) IN CASH                                          (28,440)    (162,572)

CASH AT BEGINNING OF PERIOD                                               51,728      168,955
                                                                       ---------    ---------

CASH AT END OF PERIOD                                                  $  23,288    $   6,383
                                                                       =========    =========


                The accompanying notes are an integral part of these condensed consolidated financial statements.


                                       5

                       COMPUTERIZED THERMAL IMAGING, INC.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (UNAUDITED)


NOTE A. UNAUDITED FINANCIAL STATEMENTS AND BASIS OF PRESENTATION

            The condensed consolidated financial statements of Computerized Thermal Imaging (the "Company") for the three and nine-month periods ended March 31, 2006 and 2005 are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's results of operation for the periods presented have been included. These interim statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto contained in the Company's most recent Annual Report on Form 10-KSB for the Year Ended June 30, 2005. The consolidated results of operations for the three and nine-month periods ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

            Certain amounts from the prior period financial statements have been reclassified to conform to current period presentation.

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions, including, for example, accounts receivable allowances, inventory obsolescence reserves, deferred tax valuation allowances, and reserves for pending or threatened litigation. These assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. In its Annual Report on Form 10-KSB for the Year Ended June 30, 2005, the Company reported that its recurring losses from operations, negative cash flows from operations, need for additional working capital and continuing struggle to obtain FDA approval for its primary product raised substantial doubt about the Company's ability to continue as a going concern. The Company's independent auditors have also expressed their doubts about the Company's ability to continue as a going concern and have accordingly qualified their report on the Company's financial statements for the year ended June 30, 2005.

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

         Service revenue is derived from service of equipment previously sold but not covered by warranty. Service revenue is recognized upon the completion of the services provided. The Company offers extended warranties on certain of its products. Warranty revenue is recognized ratably over the period of the agreement as services are provided.

NOTE C. DEFERRED REVENUE

Deferred revenues at March 31, 2006 consisted of deferred warranty revenues.

                                    DEFERRED REVENUES

                                      31-MAR      31-DEC      30-SEP     30-JUN
                                       2006        2005        2005       2005
                                    --------------------------------------------
NANDA LICENSING ................           -     660,000     660,000     660,000

WARRANTY REVENUE ...............       1,239       3,727       6,859       9,991
                                    --------------------------------------------
TOTAL DEFERRED REVENUE .........    $  1,239    $663,727    $666,859    $669,991
                                    ============================================

         The Company's Manufacturing License Agreement (the "NanDa Agreement") with NanDa, Thermal Medical Technology, Inc. ("NanDa") was billed in stages. The Company billed NanDa $660 thousand to date and received payment of $660 thousand. The NanDa Agreement obligates the Company to provide training services for NanDa employees in the United States. The Company has provided the training services for NanDa employees in the United States and according to the Company's revenue recognition policy the deferred revenue has been recognized. The Company believes NanDa's failure to perform certain material obligations required pursuant to the terms of the NanDa Agreement constitutes a valid basis for termination of the NanDa Agreement. Accordingly, the Company intends to give notice of termination to NanDa.

NOTE D. INVENTORIES

         Inventories are stated at the lower-of-cost or market with cost determined using the first-in first-out method of accounting. As of the dates set forth below, the Company's inventories consisted of the following:


              INVENTORY

                      MARCH 1,    JUNE 30,
                       2006         2005
                    ---------    ---------
Raw Materials       $ 537,708    $ 536,053
Finished Goods        181,980      190,887
Inventory Reserve    (661,666)    (639,664)
                    ---------    ---------
TOTAL                  58,022       87,276


         Inventory at March 31, 2006 consisted of approximately $182 thousand of finished goods ready for sale and $538 thousand of raw materials. The Company has impaired its inventory by 92% or $662 thousand due to concerns regarding the Company's ability to continue as a going concern. The impairment is held in a reserve account.

         The Company has in the past reserved for excess and obsolete inventory by comparing inventory on hand to estimated consumption during the next twelve months. Consumption is estimated by annualizing trailing three or six -month sales volumes, adjusting those volumes for known activities and trends, then comparing forecast consumption to quantity on hand. However, the Company evaluates all inventories to determine if the total impaired book value could be recovered if liquidation becomes necessary. The Company impaired the BCS inventory in the amount of $24 thousand for the nine-months ended March 31, 2006.

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

NOTE F. CONTINGENCIES

SEC INVESTIGATION

         In December 2002, the Company was requested to provide certain documents to the Securities and Exchange Commission (the "Commission") and the U.S. Department of Justice in connection with an investigation regarding possible violations of the insider trading prohibitions found in the federal securities laws. The Company has responded to the Commission's requests for copies of documentation, and members of the Company's management have provided testimony to the Commission. To date, the Company has incurred approximately $650,000 in legal costs in complying with these requests. The Company also may be required to indemnify its officers and directors in connection with fees incurred in connection with these investigations. The Company's efforts to respond to the Commission's requests have required, and in the future may require, significant additional legal expenses, may make fund raising more difficult if not impossible, and will divert attention away from the Company's day-to-day operations.

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

NOTE G. RECENT DEVELOPMENTS

         Since January 2006, the Company has been engaged in implementing its re-directed business strategy, which is focused on strengthening new sales of the Company's products and aftermarket product support pipelines.

         On March 6, 2006 the Company announced the execution of sales and lease agreements for placement of the Company's medical equipment. One of the Company's Thermal Imaging Processor ("TIP") suites was placed at Tampa Bay Orthopaedic Specialists in Tampa Florida ("TBOS"). TBOS is one of the largest orthopaedic groups in central Florida and is a leading orthopaedic surgical and physical therapy facility specializing in surgical treatment of hands, upper extremities, feet and ankles, as well as treatment of repetitive use injuries.

          On March 28, 2006 the Company announced the placement of thermal imaging medical equipment at the University of New England's Biomechanics Research Laboratory in Portland, Maine. The system will be implemented as a key component used for studies on peripheral nerve injuries.

         During March of 2006, the Company also contracted with Covina Wellness Center in Covina, CA to sell one TIP and two Photonic Stimulators. The Covina Wellness Center specializes in physical therapy and women's health. The center's management has indicated that TIP screening for breast cancer will be one of the new services offered in the clinic.

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

NOTE H. STOCK WARRANTS AND OPTIONS

         A summary of warrant and stock option activity for the period from July 1, 2005, through March 31, 2006 is as follows:


                                         2005                      2004
                                -----------------------------------------------
                                             Weighted                  Weighted
                                              Average                   Average
                                             Exercise                  Exercise
                                 Shares        Price       Shares       Price
                                -----------------------------------------------
Outstanding June 30             4,384,958       1.26      3,592,023       1.27
Granted                                --         --        175,000       0.10
Exercised                              --         --             --         --
Forfeited                        (926,026)        --        (77,780)      1.01

Outstanding at end of year      3,458,932       1.26      3,689,243       1.37
Exercisable at March 31, 2006   3,458,932       1.26      3,689,243       1.37


         Periodically, the Company has issued incentive stock options to employees and officers and non-qualified options to directors and outside consultants to promote the success of the Company and enhance its ability to attract and retain the services of qualified persons.

         The Company has 3,458,932 options outstanding and issued under its 1997 Stock Option and Restricted Stock Plan (the "Plan") since its adoption, and could issue an additional aggregate of 6,541,068 options and shares. The Plan permits restricted stock grants to employees, officers, directors and consultants at prices that may be less than 100% of the fair market value of the Company's common stock on the date of issuance. The Company also has outstanding 150,000 non-statutory stock options issued outside the Plan. Options issued under the Plan will have variable terms based on the services provided and will generally vest on the date of grant.

         Modifications to the terms of previously fixed stock options or awards granted to Company employees are accounted for in accordance with APB Opinion No. 25 and Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING

STOCK COMPENSATION--AN INTERPRETATION OF ACCOUNTING PRINCIPLES BOARD (APB) OPINION NO. 25 ("FIN 44"). During the year ended June 30, 2005 the Company did not re-price any options. As a result of the Company's significant reduction in personnel during the year ended June 30, 2005, nearly all those employees holding options that had been re-priced in prior years are no longer employed by the Company and their rights to exercise their options have lapsed.

         If compensation cost for options or awards granted to employees had been determined based on SFAS No. 123, the Company's net loss and basic and diluted loss per common share would have not changed materially.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements Concerning the Company's Business

         The statements contained in this Quarterly Report on Form 10-QSB that are not purely historical are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve various risks and uncertainties. Forward-looking statements contained in this report include statements regarding the Company's business plans, market opportunities and acceptance, expectations, goals, revenues, financial performance, strategies, mission and intentions for the future. Such forward-looking statements are included under this "Management's Discussion and Analysis or Plan of Operation" and encompass the Company's beliefs, expectations, hopes or intentions regarding future events. Words such as "expects," "believes," "anticipates," "intends," "plans," "seeks," "may," "should," "likely," and similar expressions also identify forward-looking statements. All forward-looking statements included in this report are made as of the date hereof, based on information available to the Company as of such date, and the Company assumes no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that our actual results and future events could differ materially from those anticipated in such statements. Among the factors that could cause actual results to differ materially from our expectations are those described under "--Factors that May Affect Future Results." All subsequent written and oral forward-looking statements attributable the Company or persons acting on its behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this report.

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

         The Company's current products are the Photonic Stimulator and the Thermal Image Processor ("TIP"). The Company has historically marketed its products with an internal sales force and through independent distributors. At present, however, due to the Company's troubled financial condition, the Company is not actively marketing its products with the exception of the Company's web page (www.cti-net.com). To date, the Company's revenues have been generated principally from sales of the Photonic Stimulator, TIP, and services provided in connection with the Company's medical and industrial products.

         Given the Company's inability to market its principal product unless the Company secures FDA pre-market approval, the Company's needs to raise capital to fund its operations, the Company's history of losses ($97.1 million since inception), and the risk of pending or future litigation, the Company's independent auditor's opinion dated May 2006 contains a "going concern qualification," meaning that the Company's independent auditors have indicated that there is substantial doubt as to the Company's ability to continue as a going concern. The Company's efforts to raise additional funds to date have been only marginally successful. Since the FDA's rejection of the Company's application for pre-market approval of the BCS 2100 in December 2002, the Company has raised approximately $500 thousand in advances under an equity line of credit with Beach Boulevard, $1.32 million through a private issuance of restricted stock, $660 thousand from its Manufacturing License Agreement (the "NanDa Agreement") with NanDa Thermal Medical Technology, Inc. ("NanDa") and $645 thousand from short-term notes. The Company has pursued additional financing transactions, but, as of the date of this Report, the Company has been unsuccessful in its efforts to raise additional capital. Regardless of the FDA's ultimate decision regarding the Company's application for pre-market approval of the Company's Breast Cancer System 2100 (the "BCS2100"), the Company will require additional capital to execute the Company's operating plan, which may include more clinical trials, research and development and marketing and manufacturing expenses.

         The following discussion and analysis of the Company's consolidated financial condition and results of operations should be read in conjunction with the Company's audited condensed consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005.

         CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements requires the Company to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgment involved and its potential impact on the Company's reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimate are reasonably likely to occur from period to period, and would materially impact the Company's financial condition or results of operations. The Company's significant accounting policies are discussed in Note A of the Notes to Condensed Consolidated Financial Statements. Critical estimates inherent in these accounting policies are discussed in the following paragraphs. The Company's management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Company's Board of Directors.

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

         INVENTORY RESERVES -- In the past, the Company reserved for excess and obsolete inventory by comparing inventory on hand to estimated consumption during the next twelve months. Consumption is estimated by annualizing trailing three or six month sales volumes, adjusting those volumes for known activities and trends, and then compare forecast consumption to quantity on hand. However, the Company evaluates all inventories to determine if the total impaired book value could be recovered if liquidation is necessary.

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

         The Company is conducting only Internet marketing efforts at present due to the Company's current lack of resources. If the Company is able to acquire additional capital, of which there can be no assurance, the Company hopes to be able to resume marketing efforts by building relationships with manufacturers, medical equipment dealers, physicians and clinical investigators; communicating with target markets by attending trade shows and conferences, making direct sales calls, and sponsoring clinics in which the Company could introduce and demonstrate its products. The Company believes marketing medical products through trade shows, conference presentations, direct mail and inside sales, augmented with dealers, provides a low-cost, high-leverage approach to diagnostic imaging and pain management practitioners.

         If resources permit, the Company hopes to be able to organize clinical studies with institutions and practitioners to obtain user feedback and to secure technical papers for training and marketing purposes. These strategies would represent a significant investment of time and resources and in the past have provided useful information; however, there can be no guarantee that these strategies will lead to market acceptance of the Company's products.

         To date, the Company has had limited operating revenues from the sale of its products and services ($4 million in total revenues since inception). The Company cannot provide any assurance that it will achieve profitability in the future. The Company's immediate priority is to produce revenue by selling TIP and Photonic Stimulator inventory, then, to expand the Company's market in Canada where the Company has obtained the necessary licenses for current product offerings, to pursue the U.S. market for the Company's TIP and Photonic Stimulator; and to reconcile issues regarding the BCS2100 presented to the FDA in the Company's Citizens Petition. At this time, the Company is unsure how much time and additional financing will be required to resolve issues with the FDA. The Company can offer no assurance that the Company will ever be able to resolve the FDA issues. The Company is also unsure about the ability to raise additional financing which will be required to continue the Company's business operations. These uncertainties, among others, raise doubts about the Company's ability to continue as a going concern.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company's operating results and financial condition are subject to substantial risks and uncertainties. You should consider carefully the following risk factors, in addition to other information contained in this Report as you evaluate the Company and its business. Any one or more of these factors could cause actual results of the Company's operations to differ materially from projected results.

         o The Company and its independent public accountant have determined that unless the Company is able to raise additional capital, it will not likely continue as a going concern.

         o The Company expects to continue to incur losses, deficits, and deficiencies in liquidity for the foreseeable future, unless the Company is able to finalize agreements for additional capital investments.

         o A failure to raise additional capital could cause the Company to severely curtail operations, which would likely result in immediate and substantial dilution to the Company's shareholders, or cease operations entirely, which would likely eliminate any value in the Company's common stock.

         o The volatility in the market price of the Company's common stock could continue, which would adversely affect shareholder value.

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

RESULTS OF OPERATIONS

THREE AND NINE-MONTHS ENDED MARCH 31, 2006, COMPARED TO THE THREE AND NINE-MONTHS ENDED MARCH 31, 2005

         REVENUES

         Total revenues for the three months ended March 31, 2006 increased $593 thousand, from $76 thousand in March of 2005 to $669 thousand in March 2006. Revenues for the nine-months ending March 31, 2006 increased $512 thousand, from $208 thousand in March of 2005 to $720 thousand March of 2006. The Company's revenues reflect a 783% increase in three months and 245% increase in nine-months. In both the three and nine-month periods of 2006 the increase in revenues is primarily attributable to the recognition of deferred revenue from Nanda totaling $660 thousand.

         Six thousand dollars of the Company's revenues resulted from product sales and $2 thousand from warranty revenue recognized in the period ending March 31, 2006. The same three-month period in 2005 produced product revenues of $47 thousand with service revenues of $28 thousand.

         There were no unfilled orders as of March 31, 2006. The Company did not have any foreign sales in the past nine months ended March 31, 2006.

         COSTS AND EXPENSES

         Gross margins for the three months ended March 31, 2006 were $666 thousand, compared to gross margins of $53 thousand for the same period of the prior year or up 1167%. For the nine-months ending March 31, 2006, gross margins increased 315% from $163 thousand to $675 thousand. The increase in gross margin resulted primarily from the significant increase in the Company's net revenue consisting almost entirely of recognition of deferred revenues.

         The Company is currently in the process of developing a revised business structure that the Company believes will enhance revenue through leasing of the Company's products and providing services to the Company's customers rather than direct sales.

         General and administrative expenses for the three months ended March 31, 2006 were $162 thousand compared to $23 thousand for the same period last year, an increase of $139 thousand or 591%. The increase primarily reflects the accrual of the CEO's salary and full time employment of one person. During the three months ended march 31, 2005 the Company only had part time employees. Since July 2005, the Company's CEO has taken a minimal salary and the balance has been accrued per his contract. This accrual was initiated on April 1, 2005.

         Depreciation and amortization expense for the three-month period ended March 31, 2006 decreased $8 thousand from $10 thousand to $2 thousand or a 77% decrease, compared to March 31, 2005. Expenses for the nine-month period ended March 31, 2006 decreased $24 thousand from $28 thousand to $4 thousand or an 86% decrease compared to March 31, 2005.

         OPERATING INCOME / LOSS

         The Company recorded an operating income for three-months ending March 31, 2006 of $501 thousand, compared to $3 thousand for the same period in 2005 reflecting a change of $498 thousand. The Company recorded an operating income for nine-months ending March 31, 2006 of $191 thousand, compared to an operating loss of $274 thousand for the same period in 2005. The difference of approximately $465 thousand or 169% increase. Increases for the three and nine-month periods ended March 31, 2006 was due principally to the Company's recognition of deferred revenue, increased effort on its reorganization and restructuring, accrued wages and the impairment of BCS inventory.

         OTHER INCOME / EXPENSE

         Net other income and expense for the three months ended March 31, 2006 reflected a gain of $353 thousand from the same period of 2005, from $5 thousand expense on March 31, 2005 to income of $348 thousand on March 31, 2006. Net other income and expense increased from $14 thousand expense for the nine months ended March 31, 2005 to $331 thousand income March 31, 2006. A major portion of the gain was due to the extinguishment of three debts totaling $359 thousand. Interest expense is primarily an accrual of imputed interest to March 31, 2006 on five loans: $100 thousand with $17,932 accrued interest to March 31, 2006, $200 thousand principal with $21,534 accrued interest to March 31, 2006, $4,981 interest to date on a $100 thousand note and $325 thousand has accrued $12,021 in interest to March 31, 2006. There was one $20,000 related party note which, as of March 31, 2006, has accrued interest of $2,265 from the inception of the loan. Interest income of less than $1 thousand during the period ending March 31, 2006 is also shown.

         NET INCOME/(LOSS)

         The Company recognized an extraordinary gain during the three and nine-month periods ended March 31, 2006. This gain was due to release of $359 thousand dollars of debt. The Company recorded no income taxes or income tax benefit due to the going concern opinion issued by the Company's auditors. Because the Company's future as an ongoing business is in question, the Company's ability to take advantage of a booked tax benefit is also in question. Therefore, no benefit has been recognized. However, the Company does hope to be able to, in the future, obtain a profitable operational status at which time the Company could then take advantage of a net operating loss carry-forward for tax purposes.

         The net income and loss for the three-month period ended March 31, 2006 resulted in a per share income gain of less than $0.01 and loss of less than $0.01 ending March 31, 2005. For the nine-month period ended March 31, 2006 the Company recognized a per share income gain of less than $0.01 and a loss of less than $0.01 ending March 31, 2005.

 LIQUIDITY AND CAPITAL RESOURCES

         SOURCES AND USES OF LIQUIDITY

         The Company's sources of funds used for operations have historically come from selling common stock, as well as the issuance and exercise of options and warrants, revenues generated from operations, sales of marketable securities, interest earned from marketable securities available for sale and debt assumption.

         For the three month period ended March 31, 2006 the Company's sole source of cash was from product sales. The Company is pursuing additional financial transactions and has received $325 thousand as debt proceeds within the past nine-months. As of the date of this report none have been finalized.

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

         Net cash used in operating activities for the nine-months ended March 31, 2006 was $353 thousand, compared to $163 thousand of cash for the nine-months ended March 31, 2005. The increase in cash used in operating activities was primarily a result of the Company's fluctuations in accounts payable, accrued expense balances and deferred revenues.

         As of April 1, 2006, the Company's current monthly expense rate averaged $57 thousand during the prior nine-months; the Company's monthly expense rate at its former full operational level was approximately $1.1 million per month.

         The Company has no contractual obligations or commitments as of March 31, 2006. All rentals and leases are on a month-to-month basis.

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

         Since inception, the Company has generated significant losses from operations ($97.1 million), but only limited revenues ($4 million). The Company has taken actions to reduce its expenses and cash consumption; however, the Company expects to incur additional operating losses for the indefinite future. The Company's working capital requirements in the foreseeable future will depend on a variety of factors and assumptions. In particular, the Company will need to obtain additional financing through additional equity and/or debt financings or through the sale of assets (including its intellectual property) during fiscal year 2006. If the Company raises additional funds through the issuance of equity securities or other financing instruments which are convertible for equity securities, the Company's shareholders may experience significant dilution that would aversely affect the price of the Company's common stock. Furthermore, there can be no assurance that additional financing will be available when needed or at all, or that if available, such financing will be on terms favorable to the Company or its shareholders. If financing is not available when required or is not available on acceptable terms, the Company may be required to curtail the operating plan and will likely not be able to continue operations as a going concern.

         The Company does not have sufficient capital to cover: 1) the expected costs of additional clinical studies currently required by the FDA; or 2) the anticipated expense of funding the Company's business plan over the next year. The Company will not be able to continue its business operations unless the Company obtains additional capital immediately. This capital, if obtained, could be generated through issuance of securities, assumption of loans, and sale of assets (including intellectual property); however, the Company has only limited commitments for any capital infusion, and can give no assurance that the Company will be able to raise any such capital. Furthermore, the Company's troubled financial condition, as well as the lack of FDA pre-market approval of the BCS2100, has made it difficult if not impossible to raise capital needed to continue the Company's operations. If the Company is not successful in quickly raising additional capital, the Company will have to further scale back its business plan or discontinue operations.

         As of March 31, 2006, the Company believed that the Company had sufficient liquidity to sustain the current level of limited operations for the next two months. The Company's monthly expense rate at that time averaged $57 thousand. The Company had cash, marketable securities and pre-paid expenses of approximately $115 thousand and current liabilities (excluding the debenture and deferred revenue) of approximately $1.6 million. On a short-term basis, the Company believes it will be able to fund the current level of limited operations with cash on hand and the proceeds of its receivables and current sales activities; however, to fund the Company's operations over the long term (more than 2 months) the Company believes additional capital or curtailing the operation will be required.

         Overall, the Company has reduced the monthly cash consumption to under $55 thousand, which the Company currently believes will be adequate to sustain its curtailed operations only through May 2006. The Company has systematically reduced expenses by eliminating all expenditures except for those necessary to fill orders, file regulatory reports, and seek funding. If the Company is unable to secure additional capital, the Company will likely be forced to discontinue operations entirely.

ITEM 3. CONTROLS AND PROCEDURES

         (a) Based on the evaluation of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, the Company's President and the Acting Chief Financial Officer have concluded that, as of March 31, 2006, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms.

         (b) The Company is not presently required to conduct quarterly evaluations of its internal control over financial reporting pursuant to paragraph (d) of Rules 13a-15 or 15d-15 promulgated under the Exchange Act. The Company is, however, in the process of designing, evaluating and implementing internal controls in anticipation of the date when it may become subject to such evaluation requirements.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

SEC INVESTIGATION

         In December 2002, the Company was requested to provide certain documents to the Securities and Exchange Commission (the "Commission") and the U.S. Department of Justice in connection with an investigation regarding possible violations of the insider trading prohibitions found in the federal securities laws. The Company has responded to the Commission's requests for copies of documentation, and members of the Company's management have provided testimony to the Commission. To date, the Company has incurred approximately $650,000 in legal costs in complying with these requests. The Company may also be required to indemnify its officers and directors in connection with fees incurred in connection with these investigations. The Company's efforts to respond to the Commission's requests have required, and in the future may require, significant additional legal expenses, may make fund raising more difficult if not impossible, and will distract the Company's management from day-to-day operations.

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


ITEM 2.  EXHIBITS

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

COMPUTERIZED THERMAL IMAGING, INC.


Dated May 15, 2006                           /s/ Richard V. Secord
                                             -----------------------------------
                                             Richard V. Secord
                                             Chairman of the Board and
                                             Chief Executive Officer