Form 10KSB
period 2006-06-30
COMPUTERIZED THERMAL IMAGING INC
filed 2006-09-29
CIK 1021853

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                             -----------------------
    (Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED JUNE 30,  2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                         COMMISSION FILE NUMBER 1-16253
                             -----------------------

                       COMPUTERIZED THERMAL IMAGING, INC.
                       ----------------------------------
              (Exact name of small business issuer in its charter)

                             -----------------------

              NEVADA                                             87-0458721
              ------                                             ----------
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

     1719 West 2800 South, Ogden, UT                               84401
     -------------------------------                               -----
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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the issuer is a shell company. Yes |_| No |X|

Revenues of the issuer for its most recent fiscal year were $77,219.

The aggregate market value of Common Stock held by non-affiliates of the issuer at September 1, 2006 was approximately $14 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates.

As of September 14, 2006, there were 114,561,698 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:        None

Transitional Small Business Disclosure Format:  Yes |_| No |X|

                       COMPUTERIZED THERMAL IMAGING, INC.


                                   FORM 10-KSB


                                  ANNUAL REPORT


                                TABLE OF CONTENTS


PART I
------

ITEM 1.         Description of Business                                        3

ITEM 2.         Description of Property                                       18

ITEM 3.         Legal Proceedings                                             18

ITEM 4.         Submission of Matters to a Vote of Security Holders           19


PART II
-------

ITEM 5.         Market for Common Equity, Related Stockholder Matters and
                Small Business Issuer Purchases of Equity Securities          19

ITEM 6.         Management's Discussion and Analysis or Plan of Operation     20

ITEM 7.         Financial Statements                                          27

ITEM 8.         Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                      46

ITEM 8A         Controls and Procedures                                       46

ITEM 8B         Other Information                                             46


PART III
--------

ITEM 9          Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act             46

ITEM 10.        Executive Compensation                                        47

ITEM 11.        Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters                               48

ITEM 12.        Certain Relationships and Related Transactions                49


PART IV
-------

ITEM 13.        Exhibits                                                      49

ITEM 14.        Principal Accountant Fees and Services                        50

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

THIS DOCUMENT SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS INCLUDED IN PART II BELOW AND "RISK FACTORS" NOTED BELOW.


ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

Computerized Thermal Imaging, Inc. ("WE," "US," "CTI," or the "COMPANY") has historically designed, manufactured and marketed thermal imaging and infrared devices and services used for clinical diagnosis, pain management and non-destructive testing of industrial products and materials. As discussed in greater detail below, we have substantially reduced our operations. Prior to that reduction, we developed, manufactured and marketed the following principal products:

    o PAIN MANAGEMENT--THERMAL IMAGE PROCESSORS: Our Thermal Image Processor (or "TIP,") measures body heat naturally radiated by the patient as he/she stands (or sits) before the camera. The heat-measuring capabilities of the TIP are generally used to develop a physiological profile of a patient to assist in the diagnosis and treatment of a wide range of physiological and circulatory abnormalities, principally pain and soft-tissue related injuries. We believe the TIP may also have application as a pre-screening device to identify persons with increased skin temperature at international ports of entry and other public facilities.

    o PAIN MANAGEMENT--PHOTONIC STIMULATOR: Our Photonic Stimulator emits infrared light that penetrates the skin in an effort to promote increased blood flow and circulation in order to provide temporary relief of minor aches and pains where heat is indicated.

    o BREAST IMAGING: Prior to substantially reducing our operations, we were seeking pre-market approval from the U.S. Food and Drug Administration (the "FDA") of our breast imaging system, called the BCS 2100(TM). We believe the BCS 2100, if approved and marketed, could assist radiologists in their efforts to distinguish between benign and malignant breast masses. On January 23, 2003, the FDA declined to grant pre-market approval for the BCS 2100 and recommended additional data analysis, clinical trials and other steps that we might take to obtain FDA approval. As explained in greater detail in "Government Regulation--Pre-market Approval of the BCS 2100" beginning on page 13 below, we do not currently have the resources necessary to conduct the additional clinical studies requested by the FDA. Unless and until we receive final or conditional approval of the BCS 2100, we cannot sell, market or distribute the BCS 2100 in the United States, and lack of FDA approval significantly hinders marketing of this product in international markets. In April 2004, we received a Medical Device License from Health Canada to market the BCS 2100 in Canada

    o TURBINE BLADE INSPECTION SYSTEM: Our Turbine Blade Inspection System (the "TBIS") is a quality assurance tool designed to meet industrial requirements for non-destructive testing and examination of turbine blades used in aircraft and power generation, and other industrial components, composite materials and metals.

Prior to substantially reducing our operations, we manufactured our products internally at our Ogden, Utah facility. Our Ogden facilities are certified to ISO 9000 quality standards. Our common stock is quoted on the Over-the-Counter Bulletin Board or "OTCBB" under the symbol "COIB." As of September 1, 2006, we had approximately 115 million shares of common stock outstanding held by approximately 1,591 shareholders of record. In addition to the outstanding shares of our common stock, there are outstanding options to acquire approximately 3.3 million shares of our common stock at exercise prices ranging from $0.10 to $3.50. Of the approximately 119 million fully-diluted shares of our common stock outstanding, 14 million shares are beneficially owned by insiders and affiliates. Other than our wholly-owned subsidiary, Bales Scientific, Inc., we have no interest in any other entity.

We currently face substantial financial challenges. For each of the past five years, our auditors have issued their report with a going concern qualification, reflecting their assessment that we do not possess the resources necessary to continue as a going concern through the end of the applicable fiscal year. We have substantially reduced our operations, and will not be able to continue our limited operations without a substantial capital infusion. Therefore we are seeking cash from either a private placement of equity or debt.

INDUSTRY OVERVIEW & TRENDS

The primary target markets for our pain management products have historically consisted of physical therapists, pain management practitioners, orthopedic and sports medicine practitioners, occupational therapists, and chiropractors looking for ways to diagnose and treat injuries and pain conditions effectively and quickly. Various reports estimate the number of Americans suffering from chronic pain at between 50 million and 80 million, and estimate that an additional 25 million Americans suffer acute injury-related pain, costing the United States economy between $50 billion and $100 billion annually in missed work days, emergency room visits, medications and other costs.

The primary target market for our industrial products has historically been manufacturers of complex castings, particularly in the aerospace and power generation markets.

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

Medical Products - Pain Management
----------------------------------

We have historically marketed two devices used for diagnostic imaging and therapeutic treatment, the TIP and the Photonic Stimulator.

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

The TIP uses an infrared camera to measure body heat naturally radiated by the patient as he/she stands (or sits) before the camera. The heat-measuring capabilities of the TIP are generally used by our customers to develop a physiological profile of a patient to assist in the diagnosis and treatment of a wide range of physiological and circulatory abnormalities, principally pain and soft-tissue related injuries. We have not conducted clinical studies confirming the effectiveness of the TIP for any specific uses.

The TIP system competes indirectly with x-ray, computed tomography, ultrasound and magnetic resonance imaging ("MRI"). Medical practitioners typically view imaging technologies as elements of a toolkit, each uniquely suited for the diagnosis of a specific problem or problems. The TIP also competes against infrared cameras available in the aftermarket and marketed by several direct competitors.

The outbreak of Sudden Acute Respiratory Syndrome ("SARS") a number of years ago provided an opportunity for employing the TIP as a pre-screening device at international ports of entry and other public facilities; e.g., train stations and airports. In addition to the standard software suite, TIP-MED, used for the imaging of pain and soft tissue instances, CTI has developed a unique software suite specifically designed for use in pandemic flu screening environments. One of the outward symptoms of SARS and more recently publicized H5N1 (avian bird flu along with the common cold, flu and numerous other ailments) is elevated skin temperatures. The TIP can be used to identify persons with increased skin temperature, who would then be identified for further, more accurate and invasive testing procedures that could determine if the person tested positive for a specific type of flu.

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

We have sold TIPs for pre-screening use into the People's Republic of China, and we have participated in a Canadian program to evaluate the use of infrared imaging for airport passenger screening. While these activities appear positive, we are uncertain whether SARS screening procedures using the TIP, or a competing thermal imaging device, will be adopted on a widespread basis. If adopted, we are uncertain that the TIP would be selected over alternative devices, which may be more suitable for such purpose.

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

The retail price for the Thermal Imaging Processor (TIP) Suite is $100,000. Although we believe our TIP system competes favorably with aftermarket and other direct offerings in terms of capability and price, we expect TIP system prices to decline over time as a result of increased competition. The past two fiscal years we have not sold any new or used TIP systems, much due to the reduced sales force and our financial status.

A complementary infrared light therapy device, our Photonic Stimulator, is a hand-held device that emits infrared energy which penetrates the skin to stimulate blood flow and promote circulation. The Photonic Stimulator falls into a class of devices that the FDA permits to be marketed within the limitations of the following identification:

An infrared lamp is a device intended for medical purposes that emits energy at an infrared intensity of up to 350 microns providing topical heating.

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

The Photonic Stimulator competes with therapeutic ultrasound, electrical stimulation and newly-approved laser light therapy devices. The current suggested retail price of our Photonic Stimulator is $4,995. Our average selling price during 2006 was $4,120, during 2005 it averaged $3,593. We expect Photonic Stimulator resale prices to remain at current levels for the foreseeable future as we continue our efforts to expand unit volume and compete with other light therapy devices as light therapy becomes more accepted.

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

We have not received FDA pre-market approval for the BCS 2100 and, accordingly, are not presently permitted to market, sell or distribute the BCS 2100 in the United States. Medical device marketing and distribution efforts rely upon building relationships with other manufacturers (strategic alliances), equipment dealers, physicians and clinical investigators. Local distributors tend to have the essential relationships with hospitals that are difficult to duplicate with a captive sales force. In the hope of possibly obtaining FDA approval, we have initiated relationships with distributors who have established relationships in the radiology and medical imaging communities. Such persons have not, however, initiated efforts to market or sell the BCS 2100. We presently anticipate that unless and until we obtain FDA pre-market approval of the BCS2100, our marketing activities in the United States will be limited to our attendance at industry trade shows and professional conferences where we can present product information in an educational format to radiologists. The lack of FDA approval, and our resulting inability to market, sell or distribute the BCS 2100, among other factors, have limited our ability to generate revenues at a level that would sustain our business operations. Due to our financial difficulties, we have substantially curtained our operations, including substantially all of our manufacturing, research and development, sales and marketing and regulatory compliance activities.

During the fiscal year ending June 30, 2006 the complete BCS inventory was impaired. This decision was due in part to the extended time frame which has passed in trying to get a reversal on the FDA panel's decision not to approve the BCS 2100.

Industrial - Non-Destructive Testing Products
---------------------------------------------

Bales Scientific, Inc. ("Bales Scientific"), our wholly-owned subsidiary, provided industrial test services and has, for many years, designed and sold industrial test systems to customers who desire to perform their own testing. Our industrial non-destructive testing product focus has been the analysis of turbine blade defects. Turbine blades are very complex cast parts used in aircraft, power generation, pumps and compressors. Using techniques similar to those employed by our TIP products, our TBIS creates thermal stress by rapidly heating a component, collecting a series of images as the component returns to ambient temperature, and then analyzing these images to determine the presence or absence of characteristics determined to correlate with certain manufacturing and usage-induced defects. The analysis identifies defects, abnormalities and flaws in the test material. This system can identify blockages in cooling holes as small as the diameter of a human hair. We believe that this technology is uniquely capable of testing turbine blades automatically, quickly, inexpensively and without destroying or compromising the blade part.

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

PATENTS

As of June 30, 2006, we had the following patents or patent applications pending before the United States Patent and Trademark Office:

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

Subject to the availability of capital, we hope to pursue the registration of additional copyrights, patents and trademarks in the United States; however, we presently lack the resources to pursue any additional intellectual property protection. We believe that our patents and patent applications represent valid and enforceable rights and provide some competitive protection for our products; however, any of our patents or other intellectual property rights may be challenged, invalidated or circumvented, or the rights granted there under may not provide any competitive advantage. We could also incur substantial costs in asserting our intellectual property or proprietary rights against others, including any such rights obtained from third parties, and/or defending any infringement suits brought against us. We do not currently possess the resources necessary to assert or defend our intellectual property rights. Although we generally enter into confidentiality and invention assignment agreements with our employees and consultants, there can be no assurance that we have done so with all relevant employees and consultants, that such agreements will be honored or that we will be able to effectively protect our rights to unpatented trade secrets and know-how. Moreover, there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how. We may be required to obtain licenses to certain intellectual property or other proprietary rights from third parties. Such licenses or proprietary rights may not be made available under acceptable terms, if at all. If we do not obtain required licenses or proprietary rights, we could encounter delays in product development or find that the development or sale of products requiring such licenses is foreclosed.

SOURCE OF SUPPLY

Manufacture and assembly of our thermal imaging and pain management devices require standard electronic components, formed or machined metal and plastic parts, wiring harnesses, printed circuit boards and metal cases which are available from any number of suppliers with relatively short lead times. We have historically purchased certain proprietary optical components and cooling equipment from a single source, and have typically experienced; 12 to 16-week lead times. Historically, we have experienced no supply disruptions with vendors. While there are alternative sources for these products, the loss of an established vendor supplier would require that we invest time developing and certifying a new vendor. Until the new vendor is located and certified, we could experience a disruption in ability to supply TIP systems. Due to our present lack of financial resources, we have suspended our manufacturing and product sourcing activities. As a result, our vendor relationships are presently uncertain.

BUSINESS STRATEGY AND PRODUCT DEVELOPMENT

We believe our products and technologies provide a unique collection of cost-effective diagnostic, pain management and product testing solutions for medical and industrial customers. Our target customers are orthopedic, physical therapy, and pain management imaging and treatment facilities, hospital radiology departments, cancer research facilities and imaging centers, and manufacturers of products with complex cast components or processes.

Critical to our business strategy is to retain the required approval from the FDA with respect to our pain management products. As described in greater detail below under "Government Regulation," we have obtained Section 510(k) approval for our Photonic Stimulator and TIP. Section 510(k) approval permits us to market and sell such products for the use described in the approval letter and the applicable section of the Code of Federal Regulations. As described in greater detail below, we have applied for, but have not received, pre-market approval with respect to our BCS 2100. We believe that securing pre-market approval for the BCS 2100 is essential to our efforts to develop and market the BCS 2100 because, without such approval, we will not be able to market the BCS 2100 as a breast cancer screening device in the United States, obtain insurance payment codes or develop physician acceptance of our system.

Our marketing efforts have historically relied upon building relationships with manufacturers, local medical equipment dealers, physicians and clinical investigators. When we were actively marketing our products, we established a medical advisory board to assist us in preparing for the FDA panel meeting and to help us devise programs and projects to facilitate acceptance in the market place. We also attended trade shows and conferences and made direct sales calls to industrial customers and sponsor clinics, where we introduced and demonstrated our breast imaging, pain management and non-destructive testing products. We believe marketing our medical products directly and through a dealer channel, augmented with trade shows, conference presentations, direct mail and inside sales, provides a cost-effective approach to diagnostic imaging and pain management practitioners. As of June 30, 2006 our medical advisory board was dormant, we had discontinued trade show participation and had limited our marketing activities to user group meetings with current and potential customers and direct selling; however, if we are successful in securing sufficient additional capital, we plan to continue investing resources in these programs.

In order to conserve cash, we have scaled back operations and staffing levels by, among other things, eliminating our research and development group, and reducing our manufacturing group from 20 full-time employees in the fall of 2002 to no full time employees in September 2006. We do have past employees who have, on occasion been willing to provide services on a will-call basis. The software development for the TIP has been suspended due to lack of resources. Due to the significantly reduced level of our operation, we have contracted with several former employees to service and repair equipment when required.

COMPETITION

MEDICAL IMAGING. The principal methods used to visualize internal human anatomy are x-ray, computed tomography, ultrasound and MRI. We believe many physicians view these technologies as elements of a toolkit, each uniquely suited to the diagnosis of a specific problem or problems.

Our pain management products have historically competed with ultra-sound, electrical stimulation, newly approved laser light therapy devices and infrared cameras purchased from competitors or in the aftermarket for infrared cameras.

Our BCS 2100 is designed to provide physiological information that would supplement the anatomical information obtained from mammography and would not compete directly with x-ray, computed tomography, ultrasound or MRI. Our system is painless, requires no radioactive materials and involves no invasive technology.

Our industrial applications have historically competed with industrial x-ray, and high pressure water and air techniques; which require skilled labor, are time consuming and may utilize dangerous radiation that requires special facilities. Our TBIS is designed to provide defect analysis more quickly than other products, primarily by using less skilled labor and no special environment, and may replace high pressure water and air or x-ray for certain applications.

Companies that supply diagnostic and industrial imaging equipment range from large manufacturers to smaller specialized companies. Large diversified manufacturers, for which imaging systems define only a portion of their total business, include General Electric, Siemens, Toshiba, Hitachi and Philips.

NEW TECHNOLOGIES. Digital x-ray captures images electronically and may provide several important benefits relative to existing technologies: 1) reduced radiation dosage; 2) faster access to images, which is critical for emergency room use; 3) the ability to distribute and access an image through a computer, enabling remote consultation; and 4) reductions in labor and radiographic film costs. Our BCS 2100 does not compete with digital x-ray equipment. In fact, as mammography technology improves, we believe more women will be referred for biopsies. We believe this will create a greater demand for technologies, like our BCS 2100, which may be able to determine whether a patient's mass is benign without the use of an invasive surgical procedure.

Positron Emission Tomography ("PET"), a nuclear medicine-based diagnostic imaging technique for measuring the metabolic activity of human cells, may benefit patients suffering from certain types of cancer or certain conditions affecting the brain and heart. Many insurance carriers approve PET, but the technology is expensive and difficult to administer.

Optical imaging of the breast is based on laser transillumination. This technology is under investigation as a possible approach for medical imaging, and at least one potential competitor is attempting to secure FDA approval for its version of this technology. Laser transillumination has been investigated for over 20 years and recent implementations of this .technology used computed tomography to improve the results. We believe our Thermal Imaging Processor
(TIP) competes favorably with this technology.

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

DISTRIBUTORS. Prior to substantially reducing the scope of our operations, we retained the services of distributors to market our products. If we are able to resume our operations, we currently intend to re-establish distributor relationships for the purpose of marketing our products. Our distributors have historically focused their efforts on a specific channel in a specific region; e.g. chiropractors and physical therapists in Northern California. We believe that distributors provide intimate local market knowledge and contacts critical to accessing hospital imaging facilities, radiologists, chiropractors and physical therapists, and local service capability. Our agreements with these distributors have historically allowed the distributor to purchase products at a discount from list price, usually 15%, and provide extended terms for an initial order of demonstration equipment, which we do not recognize as a sale until the distributor actually pays for the equipment. We retain the right to develop and service national accounts in the distributor's territory, but provide a period of limited exclusivity with regard to the distributor's own customers, which can be extended only if the distributor meets certain sales goals. In our experience, which is somewhat limited, no distributor has met these goals. We have also generally required our distributors to participate with us in certain marketing programs, such as user group meetings.

TELEMARKETING / TELESALES. We believe telemarketing/telesales provides important direct marketing, lead follow-up and customer service capability, particularly in the pain management segment. Telemarketing creates revenue through direct sales and generates leads for distributors. However, due to limited resources, our use of telemarketing and telesales has been very limited in recent years.

INTERNET. We have used the internet to provide information to current and potential customers. Our web address is www.cti-net.com.

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

CORPORATE MARKETING. To the extent our financial resources permit, we intend to develop product and corporate collateral materials, advertise in select trade journals, demonstrate our products and present papers, and research results at conferences and trade shows. We believe these activities have the potential to build product and corporate awareness and support our sales efforts in selected vertical markets. Due to our limited financial resources, we are not currently developing collateral, advertising in trade journals, or presenting papers and research results at conferences and trade shows.

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

We have also used the services of Quintiles, Inc., an independent consulting firm authorized by the FDA, to verify clinical examination results, to provide clinical trial monitoring and FDA preparation support. We have terminated our relationship with Quintiles because we no longer need their services. If we were to require such consulting services in the future in connection with a supplement to our pre-market approval application or otherwise, we believe Quintiles would continue to work with us (if we are able to generate sufficient capital to retain Quintiles), but we have no contractual commitments to that effect. If we were unable to engage Quintiles again, we believe we could find alternative providers of similar services at similar rates.

CLINICAL TRIALS. Previously, we contracted with six hospitals to conduct the clinical trials reflected in our application for FDA pre-market approval of the BCS 2100. The six hospitals were:


-        USC/Norris Comprehensive Cancer Center, Los Angeles;
-        Los Angeles County Hospital, Los Angeles;
-        Mt. Sinai Hospital, Miami;
-        St. Agnes Hospital, Baltimore;
-        Lahey Clinic, Boston;
-        Providence Hospital, Washington, D.C.


We do not have any ongoing contractual relationships with any of these institutions, and no clinical trials are ongoing. We continue to have periodic contacts with officials at the USC/Norris Comprehensive Cancer Center and the Lahey Clinic, and believe that such persons would be available to provide consulting and other services if requested, but we have no written commitments to such effect.

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

GOVERNMENT REGULATION

OVERVIEW. Our TIP and Photonic Stimulator qualify as medical devices under U.S. federal law because they are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease but do not interact chemically with the body. Medical devices are divided into three classes under FDA regulations. Low risk devices that are substantially similar to approved products already on the market are classified as Class I or Class II devices and may be marketed if approved by the FDA following submission of a fairly simple
Section 510(k) filing. Sophisticated instruments that entail significant risk, or utilize unique or new technology, are classified as Class III devices and, as further described below, may not be marketed absent a comprehensive FDA review and pre-market authorization.

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

Most significantly, FDA rules related to Class III medical devices prohibit making claims of efficacy in connection with the marketing and sale of the device unless and until pre-market approval has been obtained following a determination by the FDA that the pre-marketing application contains sufficient valid scientific evidence to assure that the device is safe and effective for its intended use.

THE TIP AND PHOTONIC STIMULATOR. Our pain management products, the TIP and Photonic Stimulator, are classified for FDA purposes as Class II devices. Our TIP received Section 510(k) approval on April 26, 1990 under a generic category as a "telethermographic system for adjunctive diagnostic screening for detection of breast cancer or other uses in an electrically powered device with a detector that is intended to measure, without touching the patient's skin, the self-emanating infrared radiation that reveals the temperature variations of the surface of the body." The Photonic Stimulator received Section 510(k) approval under a generic category as "an infrared lamp .... intended for medical purposes that emits energy at infrared frequencies to provide topical heating" on April 15, 1998As required by governing rules, each of the TIP and the Photonic Stimulator is listed with the FDA and labeled, manufactured and designed according to governing rules. We have not experienced any adverse events with respect to the TIP or the Photonic Stimulator, and have not had to recall either such product and have not had any penalty or legal remedies exercised against us by the FDA with respect to such products. In connection with our export of the

TIP and Photonic Stimulator to foreign countries, we have obtained (in accordance with import regulations of the destination countries) certification of United States clearance and complied with specific labeling and quality management requirements. As explained above, because the TIP and Photonic Stimulator are not Class III devices, rules related to investigational device exemptions, clinical investigator monitoring, institutional review board approval and pre-market approval do not apply to such devices.

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

In light of our shortage of capital, we do not currently have the resources necessary to conduct the additional clinical study requested by the FDA. We disagree with the FDA's conclusions, including the FDA's interpretation of data forming the basis for such conclusions. In an attempt to secure approval without conducting the request clinical study and other tasks, we have corresponded and met face to face with the FDA's ombudsman, Deputy Commissioner, Chief Counsel and other staff on various occasions in an attempt to persuade them that the conclusions of the FDA's Radiological Devices Panel and the decision of the FDA were incorrect. We have also described our situation to government officials outside of the FDA, including the staffs of various congressmen, and asked such persons to encourage the FDA to reconsider its decision.

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

Our management has reviewed the FDA's March 19, 2004 memorandum in an effort to determine the most efficient path to obtaining pre-market approval of the BCS 2100. We have also reviewed the FDA's alternative approaches to assess the anticipated impact of the two approaches on our ability to develop market and sell the BCS 2100, as well as the use of the BCS 2100 by our customers. We are pursuing the methods we believe to be fiscally responsible given our difficult financial situation to obtain FDA approval. Unless and until we receive approval or conditional approval, we cannot sell, market or distribute the BCS 2100 for commercial use in the United States. The BCS 2100 has been licensed for sale for commercial use in Canada.

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

Because of the financial condition of the company, we have not had the resources to follow up on the citizen's petition.

CURRENT EMPLOYEES

As of September 2006, we have one full-time employee in accounting and administration. This employee cross tasks in various areas of operation where a need exists. Consultants are used in other areas when needed. Our employee is not represented by a union and we consider our employee relations to be good.


                                  RISK FACTORS

INVESTMENT IN SHARES OF OUR COMMON STOCK IS SUBJECT TO A NUMBER OF RISK FACTORS THAT, IF REALIZED OR COME TO FRUITION, MAY ADVERSELY AFFECT OUR PROFITABILITY AND THE VALUE OF THESE SHARES WHILE HELD BY OUR SHAREHOLDERS.

OUR AUDITORS HAVE QUESTIONED OUR ABILITY TO CONTINUE OUR OPERATIONS.

For the past five years our auditors issued their audit report with a going concern qualification. This means that based on our expected cash flow from operations and our existing current assets, our auditors did not believe that we would be able to continue our operations in their current form through the end of the applicable fiscal year. At present, we are not generating sufficient operating revenues to offset our operating expenses. We have experienced a loss from operations in every fiscal year since our inception to current fiscal year ending June 30, 2006. Working capital is a measure of the amount of liquid assets an enterprise has available to build its business. Our working capital deficit is an indication that we currently lack the liquid funds required to operate our business. We can provide no assurance that we will ever generate sufficient revenues to restore our working capital or to continue our operations.

WE DO NOT CURRENTLY HAVE SUFFICIENT CAPITAL TO MEET OUR OBLIGATIONS.

As of June 30, 2006, we had $39 thousand in cash and a working capital deficit of $2.2 million. Accordingly, we did not have sufficient capital to conduct our operations or pay our debts when due. As a result of our limited capital resources, we have substantially reduced our operations. The only way we will be able to restore our business operations will be if we are able to obtain outside financing to fund our business operations and satisfy our liabilities. We hope to use a combination of equity and debt securities and instruments in order to secure additional funding; however, we do not presently have any funding or financing commitments from prospective investors or lenders, and can provide no assurance that we will be able to secure additional funding from any source or, if available, upon acceptable terms and conditions. We have actively sought to obtain funding from external sources and, except for limited circumstances, we have not been successful in obtaining capital necessary to resume our business operations or to continue our reduced level of operations through the next fiscal year. We may not be able to obtain the amount of additional capital we need or may be forced to pay an extremely high price for capital. Factors which may affect the availability and price of capital include the following:

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

WE HAVE SUBSTANTIALLY CURTAILED OUR OPERATIONS AND VIEW RESUMED OPERATIONS TO BE DIFFICULT.

Due to our extremely limited financial resources, we have significantly reduced all of our operations. We are not currently able to pay for the employees, supplies and other resources that would be necessary for us to restore our business operations to their prior level. We currently employ only one employee, who is responsible for general and administrative matters, and has limited experience in manufacturing, marketing or distributing products like ours. As a result of our significantly reduced level of operations, our revenues have declined dramatically and we can provide no assurance that we will ever generate revenues sufficient to restore our operations to their former level.

If our losses continue and we are unable to obtain additional third-party financing or proceeds from the sale of certain of our assets, we will likely be unable to continue our business operations, may be forced to liquidate our assets and may elect to seek protection under federal bankruptcy laws, which could adversely affect us and our shareholders.

OUR FAILURE TO OBTAIN FDA APPROVAL OF OUR BCS 2100 HAS SIGNIFICANTLY AFFECTED OUR BUSINESS OPERATIONS.

On January 23, 2003, the FDA concurred with the recommendation of its Radiological Devices Advisory Panel to decline approval of our BCS 2100. The FDA's decision, if not modified, precludes us from marketing the BCS 2100 in the United States. Subsequent to the FDA's decision, we advocated a reversal or modification of the decision through multiple channels, but we have been unsuccessful in our efforts. We may formally appeal the FDA's non-approval decision; however, an appeal would be expensive and time-consuming, and we do not presently have the financial resources to restore our operations to their former level or pursue an appeal. We do not know whether our negotiations or any appeal we might file will be successful. There is no assurance that we will receive FDA approval. Our efforts to obtain FDA pre-market approval of the BCS 2100 have substantially depleted our financial and other resources, which have led to significant reductions in our operations and threaten our ability to fund our operations. Failure to secure FDA approval would materially reduce or eliminate the market for our BCS 2100.

INVESTIGATIONS BY THE SEC AND U.S. ATTORNEY CAUSED US TO INCUR SIGNIFICANT LEGAL EXPENSES, WHICH HAVE NEGATIVELY AFFECTED OUR WORKING CAPITAL, OPERATIONS AND BUSINESS PROSPECTS.

The Securities and Exchange Commission (the "SEC") and the U.S. Attorney's Office for the Southern District of New York have conducted, and may still be conducting, investigations involving possible violations of proscriptions on insider trading by our Chairman and Chief Executive Officer. Although CTI is not currently a target of the investigations, we have incurred substantial legal expenses in responding to requests for information and documents from the SEC and the U.S. Attorney, preparing for and attending depositions by our officers, conducting investigations of our own affairs, and advancing legal fees on behalf of officers who are or may be entitled to indemnification in connection with these investigations.

In December 2002, we were requested to provide certain documents to the SEC and the U.S. Attorney for the Southern District of New York in connection with their investigation of possible violations by our Chairman of the Board and Chief Executive Officer of the insider trading prohibitions found in the federal securities laws. During the year ended June 30, 2003 we incurred approximately $658 thousand in legal costs in complying with these requests. During the fiscal year ended June 30, 2004, we incurred approximately $168 thousand in additional legal costs associated with these investigations. For fiscal years ending June 30, 2006 and 2005, there were no additional legal costs.

No communication or correspondence has been received in reference to these investigations during the fiscal years ended June 30, 2005 and 2006.

WE HAVE LIMITED REVENUES FROM OPERATIONS AND VIEW RESUMED OPERATIONS TO BE DIFFICULT.

With limited exceptions, our products have not been used in commercial applications and there is no assurance that the market will accept our products in sufficient volume to assure profitability. From inception on June 10, 1987 to June 30, 2006, we recorded accumulated operating losses of $97.9 million. We recorded revenues of approximately $77 thousand and $236 thousand for the fiscal years ended June 30, 2006 and 2005, respectively. The decrease in revenue is largely due to a reduction in TIP and TBIS service revenue. We can provide no assurance that we will ever generate sufficient revenues to exceed our operating expenses. If our expenses continue to exceed our revenues, our business will fail.

WE EXPECT TO CONTINUE TO INCUR LOSSES, DEFICITS, AND DEFICIENCIES IN LIQUIDITY THAT WILL IMPAIR OUR OPERATIONS.

We must develop clinical applications, obtain regulatory approvals, market our TIP and Photonic Stimulator, develop further applications and markets for our other products and raise operating capital in order to become profitable. There is no assurance that we will be able to accomplish these objectives. We have incurred substantial losses in the past and expect to continue to incur losses, deficits and deficiencies in liquidity due to the significant costs associated with the continuing development and commercialization of our products. From June 10, 1987 until June 30, 2006, we incurred accumulated losses of approximately $97.9 million. We recorded a net loss of $251 thousand for fiscal year ending June 30, 2006 and a net loss of $709 thousand for the fiscal year ended June 30, 2005. During the fiscal year ended June 30, 2005, we recorded a major change in inventory value due to correcting inventory count and costs. During the fiscal year ended June 30, 2006 we eliminated accrual accounts for legal, audit, property taxes and clinical trials in the amount of $78 thousand. We also expunged long standing liabilities in the amount of $368 thousand which include but are not limited to medical consulting, clinical trials, legal fees and miscellaneous expenses. Agreements were also reached with some of the vendors to reduce the balance owed in return for payments in full. Such losses and deficiencies have had, and will likely continue to have, a material adverse impact on our operations and financial condition. Our losses have limited our operations, including our efforts to obtain critical regulatory approvals, and our product development efforts. If we continue to incur losses, our operations will be impaired.

WE HAVE LIMITED MANAGEMENT AND OTHER PERSONNEL, WHICH LIMITS OUR ABILITY TO EFFECTIVELY ADDRESS THE DEMANDS OF OUR BUSINESS.

During the fiscal year ended June 30, 2005, we lost substantially all of our then-remaining key management personnel, due to workforce reductions and resignations. During the fiscal year ended June 30, 2006 we were forced to reduce our total workforce from two full and part-time employees to one full-time employee. We have not engaged a new President, nor have we replaced any of the other key personnel who resigned or were subject to our reductions in workforce. As a result of these departures, the demands on our management team and key personnel are extreme; frequently, they lack the time and resources to effectively address the demands of our business. At present we lack the financial resources to expand our management team, and do not anticipate that we will be able to attract or engage additional management or qualified key personnel in the immediate future.

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

WE HAVE TERMINATED INSURANCE POLICIES, LEAVING CTI AND ITS OFFICERS AND DIRECTORS VULNERABLE.

Due to our lack of resources, we have terminated all of our insurance policies, including directors and officers insurance, clinical trials insurance, liability and employee life insurance. We continue to carry minimal employee health and workers compensation coverage. The reduction in insurance policies leaves CTI, as well as our officers and directors, vulnerable to claims of third parties. The lack of directors and officers insurance will limit our ability to attract quality executives and directors for future growth.

THE RECENT VOLATILITY IN THE MARKET PRICE OF OUR COMMON STOCK COULD CONTINUE TO ADVERSELY AFFECT SHAREHOLDER VALUE.

The market price of our common stock may continue to experience wide fluctuations, as it has in the past, which could be unrelated to our financial and operating results. Such volatility could result in a material loss in the value of an investment in our shares. Our stock price has varied from $4.05 to $.03 in the past 5 years.

         ----------------------------------------------
                                  HIGH            LOW
         ----------------------------------------------
              2002              $ 4.05          $ 0.56
         ----------------------------------------------
              2003              $ 1.29          $ 0.09
         ----------------------------------------------
              2004              $ 0.68          $ 0.06
         ----------------------------------------------
              2005              $ 0.22          $ 0.06
         ----------------------------------------------
              2006              $ 0.21          $ 0.03
         ----------------------------------------------

The price at which our common stock trades has been and will likely continue to be highly volatile and fluctuate substantially due to factors such as the following:

    o   General market conditions;
    o Changes in or failure to meet investors' expectations; o Concerns related to our solvency, liquidity or cash balances; o Actual or anticipated fluctuations in our operating results; o Ability to meet announced or anticipated profitability goals; o Developments with respect to intellectual property rights; and o Announcements of technological innovations or the introduction of new products or services by us or our competitors.

THE LISTING OF OUR COMMON STOCK ON THE AMERICAN STOCK EXCHANGE WAS TERMINATED, WHICH CREATES SUBSTANTIAL UNCERTAINTY ABOUT THE ADEQUACY AND EFFICIENCY OF THE MARKET FOR OUR COMMON STOCK.

On March 29, 2004, our common stock ceased to be traded on the American Stock Exchange ("AMEX"), due to our failure to comply with the requirements for continued listing on AMEX. Within a few months following the delisting, our common stock was quoted on the Over-the-Counter Bulletin Board Market ("OTCBB"), with the changed symbol of COIB.

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

If we are able to resume our business operations, we will likely depend upon third parties to assist us with clinical studies, product development and to supply product components. Our products are highly specialized and have component parts developed and manufactured according to unique specifications. Although there may be more than one developer or manufacturer for these components, failure to develop or manufacture in a timely manner could result in a loss of business and further result in substantial delays in FDA approvals and/or commercialization of our products. Such delays could adversely affect our operations and shareholder value.

IF WE ARE UNSUCCESSFUL IN PREVENTING OTHERS FROM USING OUR INTELLECTUAL PROPERTY, WE COULD LOSE A COMPETITIVE ADVANTAGE.

If we are able to resume our business operations, our business activities will depend, in part, on our ability to use and prevent others from using our patents, trademarks and other intellectual property. There can be no assurance that the steps we have taken to protect our property will protect our rights. Defense of our intellectual property rights could be expensive and time-consuming, and parties that misappropriate our intellectual property could have significantly more financial resources than us, making it financially impossible to protect our rights.

ITEM 2.  DESCRIPTION OF PROPERTY

We lease facilities under two operating leases requiring fixed monthly payments, adjusted periodically over their term as follows:

OGDEN, UTAH LEASE AGREEMENTS. We lease approximately 7,660 square feet of manufacturing space in Ogden, Utah, on a month-to-month basis. Monthly payments under the lease are $5,783. We also rent a storage space on a monthly basis for $80 per month. All of our operations are consolidated in the Ogden facility. Given the limited nature of our current operations, we believe that our existing offices and other physical facilities are adequate for our present needs.

ITEM 3.  LEGAL PROCEEDINGS

GOVERNMENT INVESTIGATIONS

The SEC and the U.S. Attorney's Office for the Southern District of New York have conducted, and may still be conducting, investigations involving possible violations of proscriptions on insider trading by our Chairman and Chief Executive Officer. Although CTI is not currently a target of the investigations, we have incurred substantial legal expenses in responding to requests for information and documents from the SEC and the U.S. Attorney, preparing for and attending depositions by our officers, conducting investigations of our own affairs, and advancing legal fees on behalf of officers who are or may be entitled to indemnification in connection with these investigations. In December 2002, we were requested to provide certain documents to the SEC and the U.S. Attorney for the Southern District of New York in connection with their investigation of possible violations by our Chairman of the Board and Chief Executive Officer of the insider trading prohibitions found in the federal securities laws. For the fiscal years ending June 30, 2006 and 2005, there were no additional legal costs.

No communication or correspondence has been received in reference to these investigations during the fiscal years ended June 30, 2005 and 2006,

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fiscal year ended June 30, 2006.

PART II
-------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On March 29, 2004, our common stock ceased to be traded on the American Stock Exchange ("AMEX"), due to our failure to comply with the requirements for continued listing on AMEX. Within a few months following the delisting of our common stock on AMEX, the Over-the-Counter Bulletin Board ("OTCBB") began quotation of transactions in our common stock with the changed symbol of COIB.OB.

PRICE RANGE OF OUR COMMON STOCK

The following table summarizes the quarterly low and high bid prices per share for our common stock on AMEX and the OTCBB, as applicable, during the periods indicated. The bid prices reflect inter-dealer prices, without retail markup, markdown, or commission and may not represent actual transactions.

          YEAR ENDED JUNE 30, 2005
          ------------------------

          First Quarter                 $    0.09      $    0.19
          Second Quarter                $    0.10      $    0.15
          Third Quarter                 $    0.11      $    0.22
          Fourth Quarter                $    0.08      $    0.13


          YEAR ENDED JUNE 30, 2006
          ------------------------

          First Quarter                 $    0.03      $    0.11
          Second Quarter                $    0.03      $    0.07
          Third Quarter                 $    0.04      $    0.15
          Fourth Quarter                $    0.11      $    0.21


On June 30, 2006, the closing bid for our common stock as reported on the OTCBB was $0.12 per share. On June 30, 2006, we had approximately 14 million shares of our common stock held by beneficial shareholders and approximately 115 million shares of our common stock outstanding.

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

OVERVIEW

At CTI, our mission is to enhance the quality of our customers' lives through the development, distribution, and education of superior digital infrared imaging solutions. We intend to improve the quality of life by raising the performance standards of infrared thermal imaging technology for both the medical device and industrial markets. We intend to design, manufacture and market thermal imaging devices and services used for clinical diagnosis, pain management and industrial non-destructive testing. We also intend to provide inspection services and design and build non-destructive test systems for industrial customers.

Our current products are the TIP, Photonic Stimulator and TBIS. We have historically marketed our products with an internal sales force and through independent distributors. At present, however, due to our troubled financial condition, we are not actively marketing our products. To date, our revenues have been generated principally from the sale of our TIP, Photonic Stimulator, TBIS and related services.

Given our inability to market our BCS 2100 unless we secure FDA pre-market approval, our need to raise capital to fund our operations, our history of losses (over $97 million since inception), and the risk of pending or future litigation, our independent auditor's opinion dated September 2006 contains a "going concern qualification," meaning that our independent auditors have indicated that there is substantial doubt as to our ability to continue as a going concern. Our efforts to raise additional funds during the 2006 fiscal year have been largely unsuccessful. Since the FDA's rejection of our application for pre-market approval of the BCS 2100 in December 2002, we have raised $500 thousand in advances under an equity line of credit with Beach Boulevard, $1.32 million through a private issuance of restricted stock, $660 thousand from the NanDa License Agreement and $795 thousand from short-term notes. We have pursued additional financing transactions, but, as of the date of this report, we have been unsuccessful in our efforts to raise additional capital. Regardless of the FDA's ultimate decision regarding our application for pre-market approval of the BCS2100, we will require additional capital to execute our operating plan, which may include more clinical trials, research and development, marketing outside the United States and marketing and manufacturing expenses.

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

Our standard domestic terms for our sales of medical products to end-user customers require prepayment and our standard international terms for our medical products is cash. On occasion, we offer extended payment terms beyond our normal business practices, usually in connection with providing an initial order of demonstration equipment to a new domestic distributor. We consider fees on these extended terms agreements to not be fixed and collectibility to be less than probable. Accordingly, we defer the revenue until receipt of payment. We sell separate extended warranty contracts for our TIP and Photonic Stimulator and recognize revenue from those arrangements ratably over the contract life. We do not offer rights or return privileges in sales agreements.

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

INVENTORY RESERVES--We reserve for excess and obsolete inventory by comparing inventory on hand to estimated consumption during the next 12 months. Consumption is estimated by annualizing trailing three or six-month trailing sales volumes, adjusting those volumes for known activities and trends, and comparing forecast consumption to quantity on hand. Any difference between inventories on hand and estimated consumption is recorded to cost of revenues and an excess and obsolete reserve which is included as an element of net inventory reported on our balance sheet. Amounts charged into the inventory reserves are not reversed to income until the reserved inventory is sold or otherwise disposed.

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

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, "Accounting for Stock Based Compensations." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Management believes the adoption of this statement will have no impact on the financial statements of the Company.

Our Board of Directors authorizes all stock option and warrant grants, and approves any changes to option or warrant terms.

RESULTS OF OPERATION

FISCAL YEARS ENDED JUNE 30, 2006 AND 2005

REVENUES

Total revenues for the fiscal year ended June 30, 2006 were $77 thousand, compared to $236 thousand for the fiscal year ended June 30, 2005, a decrease of $159 thousand or 67%. Reductions in sales personnel and other staff, as well as other consequences of our limited financial and operational resources are reflected in the total. We recognize revenue from product sales to end customers upon shipment of products when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations remain, the fee is fixed or determinable, and collectibility is probable. If these conditions are not met, revenue is deferred until such obligations and conditions are fulfilled. If we retain an ongoing obligation under a sales arrangement, revenue is deferred until all our obligations are fulfilled

Our medical segment revenues were $77 thousand and $136 thousand for the fiscal years ended June 30, 2006 and 2005, respectively. The decrease of $59 thousand, or 43%, resulted primarily from decreased shipments of TIP units and Photonic Stimulators in conjunction with decreased service and repairs.

Our industrial segment revenues for fiscal year ended June 30, 2006 were $0, yet $100 thousand was reported for the fiscal year ended June 30, 2005 and attributable to sales in our industrial segment. Industrial revenues of $71 thousand were received during the fiscal year ended June 30, 2005. The main portion of this revenue was repair work on existing customer cameras.

As of June 30, 2006, we did not have a backlog of industrial orders for our TBIS and industrial products, nor did we have a backlog as of June 30, 2005. We generally have no backlog for pain management products, which are shipped promptly upon receipt of an order. Reported backlog represents the actual value of purchase orders issued to us for delivery of goods in the future. As of June 30, 2006, we had not recognized revenue for the sale of a TBIS to Pratt & Whitney because, even though the TBIS was delivered during the quarter ended March 31, 2003, we have not yet satisfied our post-delivery obligations related to customer acceptance testing, installation and training, and customization of software for the needs of Pratt & Whitney. We have not included the TBIS sold to Pratt & Whitney in backlog because an invoice with respect to such TBIS had been sent and was payable as of June 30, 2003. Pratt & Whitney has requested the Company remove the TBIS. We have reclassified the deferred revenue as a liability until this issue is resolved. Revenue will be recognized as a gain on sale of fixed assets only if all of our sales commitments and obligations have been fulfilled. There was no correspondence or communications with Pratt and Whitney in reference to this issue during the fiscal year ended June 30, 2006.

EXPENSES

GROSS MARGINS AND COST OF REVENUES. Total gross margins for the fiscal year ended June 30, 2006 were $44 thousand, compared to $57 thousand for the fiscal year ended June 30, 2005, a decrease of approximately $13 thousand. Factors which contribute to the cost of revenues include materials of $52 thousand, freight of $12 thousand, adjustments to inventory for $27 thousand and a $58 thousand gain due to the reevaluation of the inventory reserve. Gross margins increased as a percentage of sales from 57% to 24% for the fiscal years ended June 30, 2005 and 2006 respectively.

Total cost of goods sold for the fiscal year ended June 30, 2006 was $33 thousand, compared to $179 thousand for the fiscal year ended June 30, 2005, an 81% decrease in dollar value. Cost of goods consist of $52 thousand in materials for the fiscal year ended June 30, 2006 compared to $28 thousand for the fiscal year ended June 30, 2005. Materials include any and all components used in the repair and/or service of the units. Physical discrepancies include the adjustments to the inventory to correct the actual count and costs during the fiscal year ended June 30, 2005 and again for the fiscal year ended June 30, 2006. For the fiscal year ended June 30, 2005 there was a major adjustment of

$129 thousand, compared to the fiscal year ended June 30, 2006, in which the adjustment totaled $26 thousand, a 79% decrease. The $129 thousand adjustment for the fiscal year ended June 30, 2005 was due primarily to a significantly lower inventory count than was originally thought. During the fiscal year ended June 30, 2006, we impaired the complete inventory associated with our BCS 2100, due to the lack of approval from the FDA for the BCS 2100 and also corrected the status on some of the finished goods.

Gross margins and cost of revenues as a percentage of sales for the fiscal years ended June 30, 2006 and 2005 were:

         TOTAL SALES    PERCENTAGE OF  TOTAL SALES  PERCENTAGE OF
            2006            SALES         2005         SALES
         --------------------------------------------------------
            77,219          100%         235,972        100%
            33,420           43%         179,090         76%
         --------------------------------------------------------
          $ 43,799           57%        $ 56,882         24%
         ========================================================

OPERATING, GENERAL AND ADMINISTRATIVE. Operating, general and administrative expenses for the year ended June 30, 2006 were $692 thousand, compared to $523 thousand for the fiscal year ended June 30, 2005. Operating, general and administrative expenses increased by $169 thousand, or 32%, from the fiscal year ended June 30, 2005 to the fiscal year ended June 30, 2006. This is primarily due to: 1) $358 thousand of debts were eliminated due to non-performance of services 2) $78 thousand eliminating accruals which are no longer valid and 3) $9 thousand in settlements reached with vendors.

LITIGATION SETTLEMENTS. Litigation settlements were $0 for the year ended June 30, 2005 and $1 thousand for the year ended June 30, 2006, an increase of $1 thousand. The legal issue, which was settled in the fiscal year ended June 30, 2006, was expensed in the same year.

RESEARCH AND DEVELOPMENT. Research and development expenses were $0 for the year ended June 30, 2006. Because of our financial condition, our research and development department has been abandoned until such time as funds would be available. Research and development expenses for the year ended June 30, 2005 were $182 thousand.

The absence of research and development expenses during the fiscal year ended June 30, 2006 reflects the elimination of all capital projects in an effort to reduce our negative cash flow. We no longer employ medical and industrial research and development personnel. Research and development spending is highly dependant upon our ability to secure FDA approval, attract investors and generate revenue from sales. The FDA has asked for more clinical trials to be performed which may require us to increase efforts in research and development. After reviewing the circumstances associated with our application for pre-market approval, we have filed with the FDA a "Citizen's Petition" alleging that our application was severely and improperly prejudiced because of bias against CTI by FDA staff reviewers who improperly undermined the Advisory Panel's review of our application and ultimately caused the FDA to reject that application. Our Citizen's Petition requests that the FDA Commissioner review and reconsider our application for pre-market approval of the BCS 2100.

If our Citizen's Petition is unsuccessful, we would likely be required to conduct more clinical trials in order to obtain FDA approvals necessary to market the BCS 2100 in the United States. We do not presently have the financial resources or personnel on staff to complete additional clinical trials. If additional trials are required, we will need to obtain additional capital in the form of debt or equity. Given our current financial condition, we do not believe we will be able to raise debt capital. We have previously evaluated, and will continue to evaluate, opportunities to raise equity capital through private offerings of our capital stock; however, we can not provide any assurance that we will be able to raise equity capital if necessary to fund additional clinical trials.

We have expensed all costs associated with process and systems development, including software code development, computer hardware and software purchases, and expenses related to the development of our BCS 2100 in prior periods.

MARKETING. Marketing expenses for the fiscal year ended June 30, 2006 were $0, compared to $24 thousand for the fiscal year ended June 30, 2005. Marketing expenses decreased by 100% from fiscal 2005 to fiscal 2006.

Marketing expenses were non-existent due to the lack of operating capital during the fiscal year ending June 30, 2006.

Marketing expenses decreased due to our decision to eliminate our marketing activities, including tradeshows and travel expenses, and sales and marketing personnel. As a result of this decision, since June 30, 2005 our sales have dropped significantly.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the fiscal year ended June 30, 2006 were $10 thousand, compared to $17 thousand for the year ended June 30, 2005 a decrease of $7 thousand, or 42%.

IMPAIRMENT GAINS / LOSSES. Impairment gains of $58 thousand were due to the reversal of previous impairments. We evaluate our property, plant and equipment for impairment when indicators of impairment exist. For the fiscal year ended June 30, 2005 we recorded an impairment of equipment for $14 thousand. This consisted primarily of BCS inventory.

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

OPERATING INCOME/LOSS

We recorded a net loss of $251 thousand for fiscal year ended June 30, 2006 and a net loss of $709 thousand for the fiscal year ended June 30, 2005. The loss for the fiscal year ended June 30, 2006 reflected a decrease in net loss of $459 thousand or 65%. During the fiscal year ended June 30, 2005, we recorded a major change in inventory value due to correcting inventory count and costs. During the fiscal year ended June 30, 2006 we eliminated accrual accounts for legal, audit, property taxes and clinical trials in the amount of $78 thousand. We also expunged long standing liabilities in the amount of $369 thousand which include but are not limited to medical consulting, clinical trials, legal fees and miscellaneous expenses. Agreements were also reached with some of the vendors to reduce the balance owed in return for payment in full.

We did not maintain medical and industrial segment information beyond the gross margin level due to the dramatic changes in the scope of our operations. Segment allocations were previously calculated on a budgetary allocation. As we dramatically reduced our expenses during the fiscal year ended June 30, 2006 and significantly changed the structure of our operations, segment allocations became misleading and therefore, we have abandoned such allocations.

NET INTEREST INCOME/EXPENSE

Interest income for the fiscal year ended June 30, 2006 was approximately $3 thousand, compared to a fraction of $1 thousand for June 30, 2005. During the fiscal year ended June 30, 2006, the $2 thousand increase was a result of funds available for money market investment until such time as required to fund operations

Interest expense for the fiscal year ended June 30, 2006 was $43 thousand, compared to $20 thousand for the year ended June 30, 2005. Interest expense for fiscal year 2006 was comprised of interest accrued but not paid for six loans:
1) $5,000 attributable to a $100 thousand debt to Thermal Imaging Inc., assumed at the time of settlement of the departure of our former president; 2) $12,000 attributable to a $200 thousand loan received June 14, 2004; and 3) $1,200 attributable to a $20 thousand loan received May 11, 2004. The remaining three loans, with funds received on three different occasions over the year were from the same entity totaling $575 thousand. Accrued interest for these three loans total $24,386. The remaining interest expense for fiscal 2006 was due to finance charges from vendors for late payments.

OTHER INCOME/EXPENSE

Other income for the fiscal year ended June 30, 2006 was $409 thousand. Interest income increased in fiscal year ended June 30, 2006 $2,870 due to the availability of funds from loans to invest bearing interest until such time as it was needed for daily operation expenses. Interest expense more than doubled from $20 thousand to over $43 thousand due to addition of two notes payable and late payments on vendor accounts. Other income for the fiscal year ended June 30, 2006 is a gain on sale of assets, specifically office equipment and salvage wire.

Gain on extinguishment of debts included $359 thousand consisted of non receipt of services and the statute of limitations for three vendors. Accruals were eliminated in the amount of $78 thousand and settlements amounting to $9 thousand were reached with vendors which reduced the balance owed when full payment was made.

                                                   2006          2005
                                               -------------------------
         Interest Income                           2,988            119
         Interest Expense                        (43,484)       (20,319)
         Other Income                              2,743              -
         Gain from Extinguishment of Debt        446,465              -
         Other Expense                               (70)           51
                                               -------------------------
                                               $ 408,642      $ (20,151)
                                               =========================

 STATUTE OF LIMITATIONS - NON- RECEIPT OF SERVICES FROM THREE VENDORS          $  358,945
                                                                               ==========
Legal accrual                              No longer required                      40,000
Legal class action fee accrual             No longer required                      16,783
Clinical trials accrual                    No longer required                       9,500
Audit fee accrual                          No longer required                       6,277
Property tax accrual                       No longer required                       5,987
                                                                               ----------
            EXPUNGED ACCRUALS                                                      78,547
                                                                               ==========
SETTLEMENTS WITH VENDORS Reduced balance owed on account                       $    8,973
                                                                               ==========
            GAIN ON EXTINGUISHMENT OF DEBTS                                    $  446,465
                                                                               ==========

NET LOSS / PROFIT

We incurred a loss of $709 thousand, or $(.01) per share, for the fiscal year ended June 30, 2005, compared to a loss of $251 thousand, or ($.00) per share, for the fiscal year ended June 30, 2006.

SOURCES OF LIQUIDITY

Given our inability to market our principal product unless we secure FDA pre-market approval, our need to raise capital to fund our operations, our history of losses ($97.8 million since inception), and the risk of pending or future litigation, our independent auditor's opinion dated September 2006 contains a "going concern qualification," meaning that our independent auditors have indicated that there is substantial doubt as to our ability to continue as a going concern. Our efforts to raise additional funds during the 2006 fiscal year have been largely unsuccessful. Since the FDA's rejection of our application for pre-market approval of the BCS 2100 in December 2002, we have raised $500 thousand in advances under an equity line of credit with Beach Boulevard, $1.32 million through a private issuance of restricted stock, $660 thousand from the NanDa License Agreement and $795 thousand from short-term notes. We have pursued additional financing transactions, but, as of the date of this Report, we have been unsuccessful in our efforts to raise additional capital. Regardless of the FDA's ultimate decision regarding our application for pre-market approval of the BCS2100, we will require additional capital to execute our operating plan, which may include more clinical trials, research and development, marketing outside the United States and marketing and manufacturing expenses.

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

Our operations used $217 thousand of cash during the fiscal year ended June 30, 2005, compared to $488 thousand in the fiscal year ended June 30, 2006. The increase of cash usage was due primarily to the extinguishment of debt in the amount of $368 thousand and accruals being purged, amounting to $78 thousand.

Investing activities provided no cash during the fiscal year ended June 30, 2005. During the fiscal year ended June 30, 2006, we received short term notes, to assist in continuing operations, of $475 thousand. The term and details of those notes are yet to be determined. We are, however, accruing on our financial statements the obligation to repay the loans, together with interest at an imputed interest rate for accounting purposes.

As of June 30, 2006, we believed that we had sufficient liquidity to sustain current operations for three to four months. We continue to engage in discussions with prospective sources of equity capital. To restore operations to former levels, we must secure additional funding. As of June 30, 2006, our current monthly cash outlay rate was approximately $35 thousand; our cash monthly outlay at our former full operation rate was approximately $1.1 million. We cannot continue to reduce our monthly cash outlay and be able to service our current customers. As of June 30, 2006, we hold six notes totaling $895 thousand. No payment schedule has been determined for repayment.

As of June 30, 2006 we have no contractual obligations, other than payment plans for existing vendors whose invoices are reflected on our balance sheet as accounts payable.

CAPITAL REQUIREMENTS/PLAN OF OPERATION

Our capital requirements may vary from our estimates and depend upon numerous factors including 1) time and costs involved in obtaining regulatory approvals for the BCS 2100, 2) results of pre-clinical and clinical testing, 3) costs of technology, 4) progress in our research and development programs, 5) costs of filing, defending and enforcing any patent claims and other intellectual property rights, 6) the economic impact of developments in competing technology and our markets, 7) competing technological and market developments, 8) the terms of any new collaborative, licensing and other arrangements that we may establish, 9) litigation costs, 10) market acceptance of our products and the cost of obtaining acceptance, and 11) inflation costs.

Our current operating level consists of significantly reduced staffing, minimal services, halted production and consolidated facilities. Since December 2002, we have significantly cut back on our expenses to maintain solvency. Since June 30, 2002, we have reduced our monthly cash outlays from $1.1 million to approximately $35 thousand, primarily through the following actions: a) we reduced staff from 72 employees to one employee and eliminated all benefit programs; b) we eliminated regional trade shows and related marketing expenses;
c) we consolidated our Bales Scientific facility into our Ogden, Utah facility;
d) eliminated research and development activities; and e) we decreased manufacturing and production expenditures to service work only.

Given our need to raise capital to fund our operations, our history of losses ($97.2 million since inception), and the risk of pending or future litigation, our independent auditor's opinion dated September 2006 contains a "going concern qualification," meaning that our independent auditors have indicated that there is substantial doubt as to our ability to continue as a going concern. Our efforts to raise additional funds during the 2006 fiscal year have been largely unsuccessful. Since the FDA's rejection of our application for pre-market approval of the BCS 2100 in December 2002, we have raised $500 thousand in advances under an equity line of credit with Beach Boulevard, $1.32million through a private issuance of restricted stock, $660 thousand from the NanDa License Agreement and $795 thousand from short-term notes. We have pursued additional financing transactions, but, as of the date of this report, we have been unsuccessful in our efforts to raise additional capital. Regardless of the FDA's ultimate decision regarding our application for pre-market approval of the BCS2100, we will require additional capital to execute our operating plan, which may include more clinical trials, research and development, marketing outside the United States and marketing and manufacturing expenses.

There can be no guarantee that will be successful in obtaining FDA pre-marketing approval or that we will be able to raise additional capital required to continue our operations. Our discussions with potential investors are in an early stage and we cannot guarantee that we will be able to successfully conclude any transaction.

RECENT ACCOUNTING PRONOUNCEMENTS

During the year ended June 30, 2006 there were no new accounting pronouncements that had a material effect on our operations or financial condition.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, "Accounting for Stock Based Compensations." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Management believes the adoption of this statement will have no impact on the financial statements of the Company.

FASB 123r will not take effect for CTI until the quarter ending September 30, 2006 of fiscal year 2007.

ITEM 7.  FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                       28


Consolidated Balance Sheets as of June 30, 2006 and 2005                      29


Consolidated Statements of Operations for the years ended June 30,
2006 and 2005.                                                                30


Consolidated Statements of Stockholders' Equity/Deficit for the
years ended June 30, 2006 and 2005                                            31


Consolidated Statements of Cash Flows for the years ended
June 30, 2006 and 2005                                                        32


Notes to Consolidated Financial Statements                                    33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Computerized Thermal Imaging, Inc. and Subsidiaries
Ogden, Utah

We have audited the accompanying consolidated balance sheets of Computerized Thermal Imaging, Inc. and Subsidiaries as of June 30, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Computerized Thermal Imaging, Inc. and Subsidiaries as of June 30, 2006 and 2005 and the consolidated results of their operations and their cash flows for the years ended 2006 and 2005 in conformity with United States Generally Accepted Accounting Principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and has a working capital deficit at June 30, 2006 of $2.2 million. Together these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


HJ & Associates, LLC
Salt Lake City, Utah
September 25, 2006

                                      COMPUTERIZED THERMAL IMAGING, INC.
                                          CONSOLIDATED BALANCE SHEETS


                                                                       JUNE 30,           JUNE 30,
ASSETS                                                                   2006               2005

CURRENT ASSETS:
 Cash and cash equivalents                                          $     39,075       $     51,688
 Accounts Receivable - trade, less allowance for doubtful
  accounts of $1,701 on June 30, 2006                                      3,157                 40
 Inventories                                                              58,857             87,276
 Prepaids expenses                                                        33,809             33,809
                                                                    --------------------------------
    Total current assets                                                 134,898            172,813
                                                                    --------------------------------

NET PROPERTY PLANT & EQUIPMENT (Net)                                       5,834              7,525
                                                                    --------------------------------

INTANGIBLE ASSETS:
  Intellectual property rights, less accumulated amortization
  of $22,769 and $20,107 respectfully        8                            10,078             12,740
                                                                    --------------------------------

TOTAL ASSETS                                                        $    150,810       $    193,078
                                                                    ================================

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Accounts Payable                                                   $    163,507       $    544,694
 Accounts Payable - Related Party                                         47,782             13,351
 Other Accrued Liabilities                                               279,956            374,412
 Accrued Employee Liabilities                                            322,321            180,850
 Short-term Note Payable with interest                                   824,388            312,524
 Short-term Note Payable with interest - Related Party                    22,567             21,367
 Deferred Revenue                                                        660,000            669,991
                                                                    --------------------------------
     Total Current Liabilities                                         2,320,521          2,117,189
                                                                    --------------------------------
LONG-TERM NOTE PAYABLE                                                   119,183            114,181
                                                                    --------------------------------
TOTAL LIABILITIES                                                      2,439,704          2,231,370
                                                                    --------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
 Convertible preferred stock, $5.00 par value, 3,000,000
   shares authorized; none issued                                             --                 --
 Common stock, $.001 par value, 200,000,000 shares authorized,
   114,561,698 and 114,561,698 issued and outstanding on
   June 30, 2006 and June 30, 2005, respectively                         114,562            114,562
 Additional paid-in capital                                           95,462,474         95,462,474
 Deficit accumulated                                                 (97,865,930)       (97,615,328)
                                                                    --------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  (2,288,894)        (2,038,292)
                                                                    --------------------------------
TOTAL LIABILITIES & STOCKHOLDERS'  EQUITY (DEFICIT)                 $    150,810       $    193,078
                                                                    ================================

     The accompanying notes are an integral part of these consolidated financial statements.





                       COMPUTERIZED THERMAL IMAGING, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 YEARS ENDED JUNE 30
Revenue                                        2006               2005
                                          ----------------------------------
PS                                        $      49,819       $      82,652
TIP                                              11,750              94,570
Turbine                                              --              48,173
Warranty Revenue                                  9,951                  --
Other Services                                    4,192               6,475
Discounts                                            --              (4,995)
Freight                                           1,507               9,097
                                          ----------------------------------
  Net Revenue                                    77,219             235,972


Cost of Sales
  Total Cost of Sales                            33,420             179,090
                                          ----------------------------------
    Gross Margin                          $      43,799       $      56,882
                                          ----------------------------------
Operating Expenses
General & Administration                        692,142             523,079
Sales & Marketing                                    --              23,855
Research & Development                               --             181,878
Depreciation                                      7,239              14,442
Amortization                                      2,662               2,670
                                          ----------------------------------
  Total Depreciation & Amortization               9,901              17,112
                                          ----------------------------------
Litigation settlement                             1,000                  --
                                          ----------------------------------
  Total Operating Expenses                      703,043             745,924
                                          ----------------------------------

OPERATING  (LOSS)                         $    (659,244)      $    (689,042)
                                          ==================================
Other Income / Expense
Interest Income                                   2,988                 118
Interest Expense                                (43,485)            (20,320)
Other income                                      2,744                  --
Gain from Extinguishment of Debt                446,465                  --
Other Expense                                       (70)                 51
                                          ----------------------------------
Total Other Income /( Expense)                  408,642             (20,151)
                                          ----------------------------------
                          Net (Loss)      $    (250,602)      $    (709,193)
                                          ==================================
WEIGHTED AVERAGE SHARES
  OUTSTANDING                               114,561,698         114,561,698
                                          ==================================

BASIC LOSS PER COMMON SHARE               $       (0.00)      $       (0.01)
                                          ==================================

The accompanying notes are an integral part of these consolidated financial statements.





                                           COMPUTERIZED THERMAL IMAGING, INC.
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       FOR THE YEARS ENDED JUNE 30, 2006 AND 2005


                                                                      Additional
                                   COMMON STOCK                     PAID-IN        ACCUMULATED
                                      SHARES         AMOUNT         CAPITAL          DEFICIT           TOTAL
                                  --------------------------------------------------------------------------------
Balance at June 30, 2004             114,561,698     $ 114,562     $ 95,454,274      $(96,906,135)    $ (1,337,299)
Intrinsic Value of Options                    -             -            8,200                 -            8,200
Net Loss                                       -             -                -          (709,193)        (709,193)
                                  --------------------------------------------------------------------------------
Balance at June 30, 2005             114,561,698       114,562       95,462,474       (97,615,328)      (2,038,292)
                                  --------------------------------------------------------------------------------
Net Loss                                       -             -                -          (250,602)        (250,602)
                                  --------------------------------------------------------------------------------
Balance at June 30, 2006             114,561,698     $ 114,562     $ 95,462,474      $(97,865,930)    $ (2,288,894)
                                  =================================================================================

             The accompanying notes are an integral part of these consolidated financial statements.





                                 COMPUTERIZED THERMAL IMAGING, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR             YEAR
                                                                       ENDED            ENDED
                                                                      30-JUN           30-JUN
                                                                     --------------------------
                                                                       2006             2005
                                                                     ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net profit/loss                                                    $(250,602)      $(709,193)
  Depreciation and amortization                                          9,901          17,113
  Common stock, warrants, and options issued
    as compensation for services                                            --           8,200
  Impairment loss and loss on disposition of assets                     (5,548)         13,990
  Changes in operating assets and liabilities:
    Accounts receivable - trade                                         (3,117)         53,289
    Accounts receivable - other                                             --           1,391
    Inventories                                                         28,420         173,055
    Prepaid expenses                                                        --          57,663
    Accounts payable                                                  (381,188)         32,152
    Accounts payable - related parties                                  34,431          13,351
    Other accrued liabilities                                          (51,390)         (6,730)
    Accrued employee liabilities                                       141,471         151,660
    Deferred revenues                                                   (9,991)        (23,208)
                                                                     ---------       ----------
           Net cash used in operating activities                      (487,613)       (217,267)
                                                                     ---------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Net cash provided by (used in)  investing activities             --              --
                                                                     ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan                                                     475,000         100,000
                                                                     ---------       ---------
           Net cash provided by financing activities                   475,000         100,000
                                                                     ---------       ---------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                 (12,613)       (117,267)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                   51,688         168,955
                                                                     ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  39,075       $  51,688
                                                                     =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for:
Interest                                                                    --              --

SUPPLEMENTAL SCHEDULE OF NON-CASH
  FINANCING AND INVESTING ACTIVITIES
  Common stock issued to reduce debenture, interest and penalty             --              --

     The accompanying notes are an integral part of these consolidated financial statements.

                       COMPUTERIZED THERMAL IMAGING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005
                   ------------------------------------------

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

BASIS OF PRESENTATION--The Company's consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has been primarily involved in research and development activities. This has resulted in significant operating losses and an accumulated deficit at June 30, 2006, of $97.8 million. As explained in the paragraphs below, the Company has numerous conditions that may adversely affect its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

PRINCIPLES OF CONSOLIDATION--The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Computerized Thermal Imaging, Inc. ("CTI"), formerly known as Thermal Medical Imaging, Inc, which was dissolved during June 2001, and Bales Scientific, Inc. All intercompany transactions and accounts have been eliminated.

USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates do not take into consideration the effects of inflation.

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

PROPERTY AND EQUIPMENT--Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives:

         Leasehold improvements 3 years Office furniture and fixtures 5-7 years Machinery and equipment (including demonstration equipment) 2-7 years

INTANGIBLE ASSETS--Intangible assets are stated at cost and amortized using the straight-line method over their estimated useful lives:

         Intellectual property rights                                  10 years

REVENUE RECOGNITION-- Computerized Thermal Imaging, Inc. ("WE," "US," "CTI," or the "COMPANY") designs, manufactures and markets thermal imaging and infrared devices and services used for clinical diagnosis, pain management and non-destructive testing of industrial products and materials. We have historically developed, manufactured and marketed the following principal products:

    o PAIN MANAGEMENT--THERMAL IMAGE PROCESSORS: Our Thermal Image Processor (or "TIP,") measures body heat naturally radiated by the patient as he/she stands (or sits) before the camera. The heat-measuring capabilities of the TIP are generally used to develop a physiological profile of a patient to assist in the diagnosis and treatment of a wide range of physiological and circulatory abnormalities, principally pain and soft-tissue related injuries. The TIP may also have application as a pre-screening device to identify persons with increased skin temperature at international ports of entry and other public facilities.

    o PAIN MANAGEMENT--PHOTONIC STIMULATOR: Our Photonic Stimulator emits infrared light that penetrates the skin in an effort to promote increased blood flow and circulation in order to provide temporary relief of minor aches and pains where heat is indicated.

    o BREAST IMAGING: We are seeking pre-market approval from the U.S. Food and Drug Administration (the "FDA") of our breast imaging system, called the BCS 2100(TM), which, if approved and marketed, we believe will assist radiologists in their efforts to distinguish between benign and malignant breast masses. On January 23, 2003, the FDA declined to grant pre-market approval for the BCS 2100 and recommended additional data analysis, clinical trials and other steps that we might take to obtain FDA approval. As explained in greater detail in "Government Regulation--Pre-market Approval of the BCS 2100" beginning on page [15] below, we do not currently have the resources necessary to conduct the additional clinical studies requested by the FDA, but we are seeking to persuade the FDA to grant pre-market approval based on our existing data. Unless and until we receive final or conditional approval of the BCS 2100, we cannot sell, market or distribute the BCS 2100 in the United States, and lack of FDA approval significantly hinders marketing of this product in international markets. In April 2004, we received a Medical Device License from Health Canada to market the BCS 2100 in Canada

    o TURBINE BLADE INSPECTION SYSTEM: Our Turbine Blade Inspection System (the "TBIS") is a quality assurance tool which meets industrial requirements for non-destructive testing and examination of turbine blades used in aircraft and power generation, and other industrial components, composite materials and metals.

The primary target markets for our pain management products consist of 120,000 physical therapists, pain management practitioners, 17,500 orthopedic and sports medicine practitioners, occupational therapists, and chiropractors looking for ways to diagnose and treat injuries and pain conditions effectively and quickly. Various reports estimate the number of Americans suffering from chronic pain at between 50 million and 80 million, and estimate that an additional 25 million Americans suffer acute injury-related pain, costing the United States economy between $50 billion and $100 billion annually in missed work days, emergency room visits, medications and other costs.

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

As of June 30, 2006 the Company held $660 thousand in deferred revenues from Nanda licensing and manufacturing agreements. Deferred revenues on June 30, 2005 were approximately $669 thousand and consisted of $660 thousand of deferred revenues from the NanDa licensing and manufacturing agreement, and $9 thousand of deferred warranty.

Deferred warranties consist of a predetermined portion of the revenue from sales of products. A portion is claimed each financial period as deferred revenue to match against any costs of warranty work completed during this period.

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

RESEARCH AND DEVELOPMENT EXPENSES--The Company expenses as incurred the direct, indirect, and purchased research and development costs associated with its products. Because of the financial condition of the company no research and development expenses were incurred for the year ended June 30, 2006, while approximately $181 thousand were incurred for the year ended June 30, 2005.

IMPAIRMENT OF LONG-LIVED ASSETS--The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company impaired one TBIS machine located at Pratt & Whitney in fiscal year 2005 with no impairments for 2006.

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

ACCRUED LIABILITIES AND NOTES PAYABLE-- Throughout the fiscal year ending June 30, 2006, the Company received $475 thousand in the form of a short term loan to assist in operations. During the year ended June 30, 2005, the Company received $100 thousand in the form of a short-term loan to assist in continuing operations. The Company borrowed $20 thousand from Harry Aderholt, a director of the Company, on May 11, 2004 and $200 thousand from Mr. Nabeel Al Mulla, a shareholder of the Company, on June 14, 2004. The Company also carries a long-term note due in 2010 acquired from the settlement with the former Company president for $100 thousand. Interest has been accrued for each of these outstanding notes although no formal documents exist. The details of these notes are yet to be determined. The Company is now accruing a 6% interest rate for accounting purposes. Accrued liabilities consisted of the following on June 30, 2006.


------------------------------------------------------------------------------------
                                                                            ACCRUED
                                                                           INTEREST
                                                                           JUNE 30,
SHORT TERM DEBT                                             PRINCIPAL      2006
------------------------------------------------------------------------------------
Note payable to an individual, payable on demand, bearing
an imputed interest rate of 6%, unsecured                   $ 200,000      $ 24,522
------------------------------------------------------------------------------------
Note payable to an entity, payable on demand, bearing an
imputed interest rate of 6%, unsecured                        100,000         6,478
------------------------------------------------------------------------------------
Note payable to an entity, payable on demand, bearing an
imputed interest rate of 6%, unsecured                        325,000        16,883
------------------------------------------------------------------------------------
Note payable to an entity, payable on demand, bearing an
imputed interest rate of 6%, unsecured                        150,000         1,504
------------------------------------------------------------------------------------
SHORT TERM DEBT - RELATED PARTY
------------------------------------------------------------------------------------
Note payable to an individual, payable on demand.  bearing
an imputed interest rate of 6%, unsecured                      20,000         2,568
------------------------------------------------------------------------------------
TOTAL SHORT TERM DEBT                                         795,000        51,955
------------------------------------------------------------------------------------
LONG TERM DEBT
------------------------------------------------------------------------------------
Note payable to an entity, payable in 2010, bearing an
interest rate of 6%, unsecured                                100,000        19,183
------------------------------------------------------------------------------------
TOTAL LONGTERM DEBT                                           100,000        19,183
------------------------------------------------------------------------------------
TOTAL SHORT AND LONG TERM DEBT                              $ 895,000      $ 71,138
------------------------------------------------------------------------------------


Accrued employee costs for the fiscal period ending June 30, 2006 was $322 thousand compared to $180 thousand for the fiscal period ending June 30, 2005. The $142 thousand increase is due to the accrual of wages for the CEO who has been accepting reduced wages because of the financial condition of the company. Accrued vacation was reduced due to the fact we have lost another employee, therefore vacation accruals were reduced for the fiscal year ending June 30, 2006.

On June 30, 2006, accruals for legal and professional expenses were eliminated. The need for these accruals is no longer required. The Company has reduced legal, professional and audit fees to a minimum. Accrued legal of $57 thousand and professional services of $6 thousand were included in legal and audit accruals. Because of this action, accrued legal and professional fees have been reduced by $63 thousand from fiscal year ending 2005 to June 30, 2006.

The major portion of other accrued liabilities for fiscal year ending June 30, 2005 in the amount of $256 thousand is Pratt and Whitey. As of June 30, 2006, we had not recognized revenue for the sale of a TBIS to Pratt & Whitney because, even though the TBIS was delivered during the quarter ended March 31, 2003, we have not yet satisfied our post-delivery obligations related to customer acceptance testing, installation and training, and customization of software for the needs of Pratt & Whitney. We have not included the TBIS sold to Pratt & Whitney in backlog because an invoice with respect to such TBIS had been sent and was payable as of June 30, 2003. Pratt & Whitney has requested the Company remove the TBIS. We have reclassified the deferred revenue as a liability until this issue is resolved. Revenue will be recognized as a gain on sale of fixed assets when all of our sales commitments and obligations have been fulfilled. At the time of this reporting there has been no correspondence or communications with Pratt and Whitney in reference to this issue within the fiscal year ending June 30, 2006.

--------------------------------------------------------------------------------
                                                            2006          2005
--------------------------------------------------------------------------------
 Accrued Bonuses                                          $     --      $     --
--------------------------------------------------------------------------------
 Accrued Vacation                                           15,878        17,992
--------------------------------------------------------------------------------
 Other Accrued Employee Costs                              322,321       180,850
--------------------------------------------------------------------------------
 Accrued Legal and Professional Services                        --        63,060
--------------------------------------------------------------------------------
 Other Accrued Liabilities                                 264,077       293,360
--------------------------------------------------------------------------------
 Total Accrued Liabilities                                 602,276       555,262
--------------------------------------------------------------------------------
 Imputed Interest Payable                                   51,956        13,891
--------------------------------------------------------------------------------
 Short-term Notes Payable                                  795,000       320,000
--------------------------------------------------------------------------------
 Total Short-term Notes Payable                            846,956       333,891
--------------------------------------------------------------------------------
 Imputed Interest Payable                                   19,183        14,181
--------------------------------------------------------------------------------
 Long-term Notes Payable                                   100,000       100,000
--------------------------------------------------------------------------------
 Total Long-term Notes Payable                            $119,183      $114,181
--------------------------------------------------------------------------------


NET LOSS PER SHARE--Net loss per share is based on the net loss and the weighted average number of common shares outstanding during each period. Options to purchase 3.33 million and 3.6 million shares of common stock and warrants to purchase 0 and 740 thousand shares were outstanding at June 30, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS - During the years ending June 30, 2006 and 2005, the Company did not adopt any new accounting pronouncements.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, "Accounting for Stock Based Compensations." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." Management believes the adoption of this statement will have no impact on the financial statements of the Company.

FASB 123r will not take effect for CTI until the quarter ending September 30, 2006 of fiscal year 2007.

RECLASSIFICATION--Certain prior period amounts have been reclassified to conform to the current year presentation.

2. ACCOUNTS RECEIVABLE

Accounts receivable consist of products and services provided to customers. Under most circumstances credit is not issued to our customers. Because of our financial condition we require payment before shipment of products and before services are performed. On occasion we have issued credit to our preferred distributors. Accounts receivable were $4,858 as of June 30, 2006. Since that time we have received payments of $3,157.

Doubtful receivables consist of amounts from accounts receivable where collection is questionable due to various circumstances. As of June 30, 2006 this included $1,701 which was outstanding in receivables for a contested amount due from one of our preferred distributors.

3.       INVENTORIES

Inventories consisted of the following on June 30, 2006 and 2005:

                                         JUNE 30,       JUNE 30,
                                          2006           2005
                                        ---------      ---------
                 Raw materials            428,356      $ 536,053
                  Inventory reserve      (529,701)      (639,664)
                  Work-in process          31,900             --
                  Finished goods          128,300        190,887
                                        ---------      ---------
                  Total                 $  58,856      $  87,276
                                        =========      =========

Finished goods inventories include approximately $105 thousand in TIP cameras and $23 thousand in Photonic Stimulators on June 30, 2006. Minor work, consisting of $32 thousand, was in progress at fiscal year end 2006. Raw materials inventory was approximately $428 thousand and $536 thousand for the years ending June 30, 2006 and 2005 respectively. The inventory reserve represents the impairment and obsolescence adjustments to inventory.

Inventory and commitments are based upon future demand forecasts. During fiscal 2005, the Company impaired the inventory 88%. For fiscal year 2006, inventory levels were impaired 90%. The Company reserves for excess and obsolete inventory by comparing inventory on hand to estimated consumption during the next twelve months. Consumption is estimated by annualizing trailing three or six month sales volumes, adjusting those volumes for known activities and trends and then comparing forecast consumption to quantity on hand. Any difference between inventory on hand and estimated consumption is recorded to cost of revenues and an excess and obsolete reserve which is included as an element of net inventory reported on the Company's balance sheet. Amounts charged into the inventory reserves are not reversed to income until the reserved inventory is sold or otherwise disposed.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2006 and 2005:


-------------------------------------------------------------------------------
                                                            2006        2005
-------------------------------------------------------------------------------
Leasehold Improvements                                         --            --
-------------------------------------------------------------------------------
Office Furniture & Fixtures                                38,421        38,421
-------------------------------------------------------------------------------
Machinery & Equipment                                     415,108       409,618
-------------------------------------------------------------------------------

                                                          453,529       448,039
-------------------------------------------------------------------------------
Less Accumulated Depreciation                            (447,695)     (440,514)
-------------------------------------------------------------------------------
Property & Equipment, Net                               $   5,834     $   7,525
-------------------------------------------------------------------------------

Depreciation expense for the years ended June 30, 2006 and 2005 was approximately $7 thousand and $14 thousand, respectively.

As of June 30, 2006, machinery and equipment included approximately $240 thousand of demonstration equipment. Demonstration equipment is used in clinical studies, tradeshows, research and development, and customer demonstrations is recorded at cost and amortized over two years.

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

In fiscal year 2005 the Company fully impaired a Turbine Blade Test System worth $147,390 and held by Pratt & Whitney. The equipment was due to be sold to Pratt & Whitney. However due to lack of financing the Company was not able to get the equipment to work properly and Pratt & Whitney has asked that the equipment be removed. There were no impairments in fiscal year 2006. Impairment losses related to property, plant, & equipment are aggregated in the income statement line General & Administration.

5. INTANGIBLE ASSETS

Intangible assets are our patent rights and consisted of the following at June 30, 2006 and 2005:

------------------------------------------------------------------------------
                                                         2006        2005
------------------------------------------------------------------------------
Intellectual Property Rights                           $ 32,847       $ 32,847
------------------------------------------------------------------------------
Less Accumulated Amortization                           (22,769)       (20,107)
------------------------------------------------------------------------------
Net Intangible Assets                                  $ 10,078       $ 12,740
------------------------------------------------------------------------------

The intangible assets, intellectual properties, are amortized over a ten year period using the straight line method - therefore we have 4 more years off amortization at almost $2,500 per year. For the year ended June 30, 2003, the FDA's decision to not approve the BCS pre-market application raised substantial uncertainty in the Company's ability to eventually market and sell the BCS. This factor, coupled with other conditions listed in Note 1, has raised substantial questions about the Company's ability to continue as a going concern. Accordingly, the Company evaluated the carrying value of its intangible asset based on estimated undiscounted net cash flows and determined no additional impairment was required for the fiscal years ending June 30, 2006 and June 30, 2005.

6. INCOME TAXES

Deferred taxes are provided on the liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Due to the Company filing an extension for income tax filings we lack the information for deferred taxes. However, at June 30, 2006, for federal income tax and alternative minimum tax reporting purposes, the Company had approximately $61 million of unused net operating losses available for carry forward to future years. The benefit from carry forward of such net operating losses will expire in various years between 2006 and 2025 and could be subject to severe limitations if significant ownership changes occur in the Company.

Net deferred tax assets consist of the following components as of June 30, 2006 and 2005:

                                                 2006                   2005
                                             ------------          ------------
Deferred Tax Assets
      NOL Carry Over                         $ 29,840,593          $ 29,791,814
      Research Credit                           2,193,864             2,193,864
      Accrued Compensation                        131,898                70,532
      Deferred Revenue                            777,693               298,204
      Allowance                                       663                    --
Valuation Allowance                          $(32,944,711)         $(32,354,414)
                                             ------------          ------------
Net Deferred Tax Asset                       $         --          $         --

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended June 30, 2006 and 2005 due to the following

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended June 30, 2006 and 2005 due to the following

                                                        2006             2005
                                                     ---------        ---------
Book Income                                          $ (97,735)       $(276,585)
                                                     ---------        ---------
Other                                                                        --
Non-deductible Meals & Entertainment                       322              215
Penalties                                                   43              577
Office Life Insurance Premiums                              --            2,287
                                                     ---------        ---------
Valuation Allowance                                  $  97,370        $ 273,506
                                                     $      --        $      --

On June 30, 2006, the Company had net operating loss carry-forwards of approximately $76 million that may be offset against future taxable income from the year 2006 through 2025. No tax benefit has been reported in the June 30, 2006 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry-forwards may be limited as to use in future years.

7. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES--The Company leases certain office and warehouse space. Total expense recorded under operating lease agreements in the accompanying consolidated statements of operations was approximately $70 thousand and $71 thousand for the years ended June 30, 2006 and 2005, respectively.

During June 2006, the terms stated in the previous agreement (effective December 2004 to June 2006) were renewed on a month to month basis with Silver Creek Engineering. The company has two leases: 1) Ogden, Utah location which houses all offices and manufacturing and 2) a storage unit also in Ogden. Both leases are on a month-to-month basis with 30 day notice for termination. Monthly lease payments are $5,783 for the Ogden manufacturing plant and office and $81 for the storage unit.

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

The Company had no preferred stock outstanding as of June 30, 2006 and 2005.

9. STOCK WARRANTS AND OPTIONS

WARRANTS--A summary of warrant activity for the period from July 1, 2005, through June 30, 2006 is as follows:


                                                # SHARES          EXERCISE PRICE
                                              -------------       --------------
                    Balance at                    6,459,096        $1.87 - $5.00
                                              =============
                    June 30, 2004

                    Exercised                            --
                    Granted
                    Forfeited                    (5,718,070)       $5.00

 Balance at June 30, 2005                           741,026        $1.87 - $1.95
                                              =============

                    Exercised                            --
                    Granted                              --
                    Forfeited                      (741,026)       $1.87 - $1.95
                                              =============

 Balance at June 30, 2006                                --

OPTIONS--Periodically, the Company has issued incentive stock options to employees and officers and non-qualified options to directors and outside consultants to promote the success of the Company and enhance its ability to attract and retain the services of qualified persons.

The Company has 3,105,000 options outstanding and issued under the 1997 Stock Option and Restricted Stock Plans (the "Plan") since its adoption, and could issue an additional aggregate of 6,605,000 options and shares. The Plan permits restricted stock grants to employees, officers, directors and consultants at prices that may be less than 100% of the fair market value of the Company's common stock on the date of issuance. The Company also has outstanding 240,000 non-statutory stock options issued outside the Plan. Options issued under the Plan will have variable terms based on the services provided and will generally vest on the date of grant.

EMPLOYEE STOCK OPTIONS--The Company did not grant any stock options to employees during the period July 1, 2005, through June 30, 2006:


EMPLOYEE                     OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
--------                     -------------------                          -------------------
                                           WEIGHTED
                                           AVERAGE       WEIGHTED                       WEIGHTED
                                           REMAINING     AVERAGE                        AVERAGE
                            NUMBER         CONTRACT      EXERCISE        NUMBER         EXERCISE
RANGE OF EXERCISE PRICE     OUTSTANDING    LIFE          PRICE           EXCERCISABLE   PRICE
------------------------------------------------------------------------------------------------
$.10 - $.22                  355,000       3.8           $0.12             355,000      $0.12
$1.25                        2,000,000     1             $1.25             2,000,000    $1.25
$1.50                        750,000       4.8           $1.50             750,000      $1.50
$.10 - $1.50                 3,105,000     2.28          $1.09             3,105,000    $1.09

Modifications to the terms of previously fixed stock options or awards granted to employees are accounted for in accordance with APB Opinion No. 25 and Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION--AN INTERPRETATION OF ACCOUNTING PRINCIPLES BOARD (APB) OPINION NO. 25 ("FIN 44"). During the year ended June 30, 2006 the Company did not re-price any options. During 2005 $8,200 intrinsic expense was claimed for revaluation of options granted to employees.

If compensation cost for options or awards granted to employees had been determined based on SFAS No. 123, the Company's net loss and basic and diluted loss per common share would have changed to the pro forma amounts indicated below:

                                                        2006              2005
                                                      ---------        ---------
Net income /(loss):
  Pro forma                                           (250,602)        (709,193)
                                                      ---------        ---------
Basic and diluted loss per common share:
Pro forma                                                (0.00)           (0.01)
                                                      ---------        ---------

The fair value of the options and awards was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for 2006 and 2005:

 1) risk-free interest rate between 4.18 percent 2) no dividend yield; 3) no discount for lack of marketability; 4) expected life of from 1 to 10 years; and
 5) a volatility factor of the expected market price of the Company's common stock from 259.14% to 263.29% for the years ended June 30, 1997 through 2006

NON-EMPLOYEE STOCK OPTIONS--Changes in stock options issued to non-employees are as follows for the year ended June 30, 2006. Add 2005 roll forward

                                         2006                 2005
                                         ----                 ----
OUTSIDE PLAN                             SHARES       WAP     SHARES       WAP
------------                             ------       ---     ------       ---

Outstanding at beginning of year         265,000      $0.99   265,000      $0.99
Granted                                   -                   -
Excercised                                -                   -
Forfeited                                -25,000      $1.55   -
                                         -------
Outstanding at end of year               240,000      $0.96   265,000      $0.99
                                         -------              -------
Options exercisable at year end          240,000              265,000      $0.99
                                         =======              =======
Weighted average fair value of
options granted during the year           -                   -


                                                  2006        2005
                                                WEIGHTED    WEIGHTED
                                                 AVERAGE    AVERAGE
TOTAL OPTIONS                                   EXERCISE    EXERCISE
IN PLAN - OUTSIDE PLAN                SHARES      PRICE      SHARES      PRICE
                                    ----------  ---------  ----------  ---------
 Outstanding at beginning of year    3,643,932       1.11   3,552,023       1.27

Granted                                     --         --   2,560,000       0.10
                                    ----------  ---------  ----------  ---------
Exercised                                   --         --          --         --

Forfeited                             (298,932)      1.08  (2,468,091)    106.00
                                    ----------  ---------  ----------  ---------
Outstanding at end of year           3,345,000       1.81   3,643,932       1.13
                                    ----------  ---------  ----------  ---------

Options exercisable at year end      3,345,000         --   3,643,932         --
                                    ==========  =========  ==========  =========

10.RELATED PARTY TRANSACTIONS

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

11.SEGMENTS

Beginning July 1, 2001, the Company changed the structure of its internal organization such that management at that time started to evaluate the Company based on two distinct operating segments: medical and industrial products and services. Due to the dramatic changes and cost cuts beginning in January 2003 and continuing through fiscal 2006, the allocation models used to separate costs into these segments became misleading. Each time a new model was developed changes in the cost structure would render the model inaccurate. The Company continues to accurately separate revenue but believes any attempt to assign costs to the segments would be inconsistent from year to year. The revenue segment information follows:

                     2006                            2005
                    Medical   Industrial    Total   Medical   Industrial   Total
Product Revenue      $ 28       $ --        $ 28      $ 72      $ 29        $101
Service Revenue      $ 49       $ --        $ 49      $ 64      $ 71        $135
Total Revenue        $ 77       $ --        $ 77      $136      $100        $236


MEDICAL                 Percentage              Dollars
Fiscal Year             USA          Canada     USA         Canada      Total
2006                    73%          27%        $ 59        $ 18        $ 77
2005                    74%          26%        $100        $ 36        $136

INDUSTRIAL            Percentage              Dollars
Fiscal Year           USA             UK        USA        UK             Total
2006                   0%             0%        $  -      $   -           $   -
2005                   0%             100%      $  -      $ 100           $ 100


12.DEFERRED REVENUES

As of June 30, 2006 the Company held $660 thousand in deferred revenues which consisted of the NanDa licensing and manufacturing agreement. Deferred revenues on June 30, 2005 were approximately $669 thousand and included $660 thousand of deferred revenues from the NanDa licensing and manufacturing agreement, and $9 thousand of deferred warranty.

Deferred warranties consist of a predetermined portion of the revenue from each sale set aside as warranty revenue. A portion is claimed each financial period as deferred revenue to match against any costs of warranty work completed during this period. Warranty revenue, which is not significant, is recognized ratably over the period of the agreement as services are provided. Until such time as to recognize the revenue it is referred to as deferred warranty revenue.

Deferred revenues as of June 30, 2006 were $660 thousand while 2005 contained the following balances from significant customers:


DEFERRED REVENUES

                                                      30-JUN             30-JUN
                                                       2006               2005
                                                     --------           --------
Medical Products                                           --                 --
Nanda Licensing                                       660,000            660,000
Industrial Products                                        --                 --
Warranty Revenue                                           --              9,951
                                                     --------           --------
Total Deferred Revenue                               $660,000           $669,951

13.OTHER INCOME AND EXPENSE

Interest income increased in fiscal year ending June 30, 2006 $2,870 due to the availability of funds from loans to invest bearing interest until such Tim as it was needed for daily operation expenses. Interest expense more than doubled from $20 thousand to over $43 thousand due to addition of two notes payable and late payments on vendor accounts. Other income for 2006 is a gain on sale of assets, specifically office equipment and salvage wire.

                                                      2006               2005
                                                   ---------          ---------
Interest Income                                        2,988                118
Interest Expense                                     (43,485)           (20,320)
Other income                                           2,744                 --
Gain from Extinguishment of Debt                     446,465                 --
Other Expense                                            (70)                51
                                                   ---------          ---------
Total Other Income /(Expense)                      $ 408,642          $ (20,151)

During fiscal year ending June 30, 2006, a gain on extinguishment of debt was recorded as follows:


STATUTE OF LIMITATIONS - NON- RECEIPT OF SERVICES FROM THREE VENDORS    $358,945
Legal accrual                        No longer required                   40,000
Legal class action fee accrual       No longer required                   16,783
Clinical trials accrual              No longer required                    9,500
Audit fee accrual                    No longer required                    6,277
Property tax accrual                 No longer required                    5,987
EXPUNGED ACCRUALS                                                         78,547
SETTLEMENTS WITH VENDORS             Reduced balance owed on account       8,973
                                                                        --------
GAIN ON EXTINGUISHMENT OF DEBTS                                         $446,465

14.COST OF GOODS SOLD

Total cost of goods sold for fiscal 2006 was $33 thousand, compared to $179 thousand in fiscal 2005, an 81% decrease in dollar value. Cost of goods consist of $52 thousand in materials for fiscal year ending June 30,2006 compared to $28 thousand for fiscal year ending June 30, 2005. Materials include any and all components used in the repair and/or service of the units. Physical discrepancies include the adjustments to the inventory to correct the actual count and costs in 2005 and again in 2006. In 2005 there was a major adjustment of $129 thousand where in 2006 the inventory adjustment totaled $26 thousand a 79% decrease. The $129 thousand adjustment in 2005 was due a significantly lower inventory count than was originally thought. During 2006, we impaired the complete BCS inventory due to the lack of approval from the FDA for the BCS 2100. Impairment gains of$58 thousand were due to the reversal of previous impairments. We evaluate our property, plant and equipment for impairment when indicators of Impairment exist. For fiscal year 2005 we recorded an impairment of equipment for $14 thousand. This consisted primarily of BCS inventory.

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

Gross margins and cost of revenues as a percentage of sales for the fiscal years ended June 30, 2006 and 2005 were:

                         TOTAL SALES    PERCENTAGE     TOTAL SALES    PERCENTAGE
                           2006          OF SALES         2005         OF SALES
Net Revenue                77,219         100%          235,972         100%
Cost of Goods Sold         33,420          43%          179,090          76%
Gross Margin             $ 43,799          57%         $ 56,882          24%


15.FOURTH QUARTER LOSS RECOGNITION

Pursuant to APB 28, "Interim Financial Reporting", the following is a reconciliation of the net gain as reported in the Company's March 31, 2006 consolidated financial statements to the net gain as recorded at June 30, 2006.


Net Income March 31, 2006                                             $ 521,521
4th Quarter Accrued Payroll                                             (33,228)
4th Quarter Accrued Legal Fees                                           40,000
4th Quarter adjustments and general
   loss from operations                                                (778,895)
Net Loss reported June 30, 2006                                       $(250,602)

The Company reversed the recognition of the Nanda revenue of $660,000 which had been recognized in the 3rd quarter because it had not yet sent a termination notice. The termination notice was sent on September 25, 2006. If Nanda does not cure the defaults in 30 days, the Company will recognize the $660,000 of deferred revenue.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and acting financial officer, we conducted an evaluation of our disclosure controls and procedures; as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2006. Based on this evaluation, our principal executive officer and acting financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our company required to be included in our reports filed or submitted under the Exchange Act. There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

ITEM 8B. OTHER INFORMATION

None.

PART III
--------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


DIRECTORS                   AGE         POSITION                         DIRECTOR SINCE
---------                   ---         --------                         --------------
Richard V. Secord           74          Chairman of the Board, Chief     1996
                                        Executive Officer

Brent M. Pratley, M.D       71          Director                         1995

Milton R. Geilmann          83          Director                         1998

Harry C. Aderholt           86          Director                         1998


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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                                                          Long Term Compensation
                 Annual Compensation                      Awards                    Payouts
Name and         Fiscal   Salary    Bonus  Other Annual   Restricted   Securities   LTIP      All other
principal        Year                      compensation   Stock Award  Underlying   Payouts   Compensation
Position                                    (2)                         Option
----------------------------------------------------------------------------------------------------------
Richard V.       2006     210,000    -        350          -            -            -               -
Secord
Chairman,        2005     210,000    -     10,200          -            -            -               -
Chief
Executive
Officer (1)
                 2004     210,000    -     32,400          -           25,000        -               -
                 2003     210,000    -     35,309          -            -            -               -
                 2002     210,000    -     32,400          -            -            -               -
                 2001     210,000    -     13,400          -          750,000        -         975,894

(1) Under his employment agreement with the Company, which expired in September 2003 but is being extended on a month-to-month basis, Richard V. Secord, our Chairman and Chief Executive Officer, is entitled to receive a base salary of $210,000 per year. For the fiscal periods ending June 30, 2006, 2005 and 2004 Richard V. Secord received salaries of $71,500, $31,544 and $90,000 respectively with remaining balances being accrued.

(2) Other Annual Compensation includes car allowance. For our Chief Executive Officer, Other Annual Compensation during the fiscal year ended June 30, 2005 consisted of one quarter of life insurance premiums paid, in the amount of $6,000 and six months of car allowance. During the fiscal year ended June 30, 2006, we paid $350 in car allowance and no life insurance premiums were paid for our Chief Executive Officer.


DIRECTOR COMPENSATION

We currently do not pay each non-employee director for attending quarterly board meetings, special meetings of the board and its committees as needed

ANNUAL MEETINGS, BOARD MEETINGS AND COMMITTEES

We request that all of the members of our Board of Directors attend each annual meeting of shareholders. During the years ending June 30, 2005 and 2006, our Board of Directors held board meetings and met informally on numerous occasions and approved relevant matters by written consent. All incumbent directors attended at least 75% of all board meetings and applicable committee meetings.

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

OPTION GRANTS IN LAST FISCAL YEAR

During the fiscal year ending June 30, 2006 no grants were made to executive officers.

AGGREGATE OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

The following table provides information regarding options held by our Chief Executive Officer as of June 30, 2006. No options were exercised by our Chief Executive Officer or any other executive officers during the year ended June 30, 2006.


                                                        NUMBER OF SECURITIES
                                        UNDERLYING UNEXERCISED OPTIONS       VALUE OF UNEXERCISED
                       SECURITIES     AGGREGATE                  AT                   IN-THE-MONEY OPTIONS AT
                        ACQUIRED        VALUE               JUNE 30, 2006                  JUNE 30, 2006
                       ON EXERCISE     REALIZED     EXERCISABLE     UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
  NAME AND POSITION        (#)           ($)          (#)              (#)             ($)               ($)
--------------------------------------------------------------------------------------------------------------------
Richard V. Secord,
Chairman and Chief
Executive Officer           0             0          2,775,000            0           $333,000            0
--------------------------------------------------------------------------------------------------------------------

On June 30, 2006, the closing sale price for a share of our common stock on the OTC Bulletin Board was $0.12.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 30, 2006, the number of common shares beneficially owned by (i) the persons known to the Company to be owners of more than 5% of the common stock, (ii) each director of the Company, (iii) each named executive officers as a group. Shares not outstanding but deemed beneficially owned by virtue of the right of any individual to acquire shares within 60 days are treated as outstanding only when determining the amount of and percentage of common stock owned by such individual.


Title of          Name and Address of                         Amount & Nature of     Percentage of
Class             Beneficial owner                            Beneficial owner           Class
--------------------------------------------------------------------------------------------------
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

* Less than 1%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company indemnifies all board members and officers. During the fiscal year 2006, the Company did not incur any additional costs for indemnifications.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by HJ and Associates, our independent public accountants, for professional services rendered for the audit of our financial statements and the reviews of our interim financial statements included in our Quarterly Reports on Forms 10-QSB were approximately $27,000 for the fiscal year ended June 30, 2006 and $26,367 the fiscal year ended June 30, 2005.

AUDIT-RELATED FEES

The aggregate fees billed by HJ and Associates for assurance and related services performed by HJ and Associates that were reasonably related to the performance of the audit of our financial statements and are not reported in the preceding paragraph were $0 in the fiscal years ended June 30, 2006 and 2005. Audit-related fees relate primarily to audits of employee benefit plans and miscellaneous accounting and internal control related consultations.

ALL OTHER FEES

There were no fees billed for other non-audit services during the fiscal years ended June 30, 2006 and 2005.

PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee of our Board of Directors ensures that we engage our public accountants to provide only audit and non-audit services that are compatible with maintaining the independence of our public accountants. Our Audit Committee approves or pre-approves all services provided by our public accountants. Permitted services include audit and audit-related services, tax and other non-audit related services. Certain services are identified as restricted. Restricted services are those services that may not be provided by our external public accountants, whether identified in statute or determined in the opinion of our Audit Committee to be incompatible with the role of an independent auditor. Our Audit Committee approved all fees identified in the preceding four paragraphs. During the fiscal year ended June 30, 2006, our Audit Committee reviewed all non-audit services provided by our external public accountants, and concluded that the provision of such non-audit services was compatible with maintaining the independence of the external public accountants.

                                   SIGNATURES

In accordance with Sections 13 or 15(d) of the Exchange Act, the registrant caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             COMPUTERIZED THERMAL IMAGING, INC.


Date: September 27, 2006                     /s/ Richard V. Secord
                                             ----------------------------------
                                             Richard V. Secord
                                             Director, Chairman of the Board and
                                             Chief Executive Officer

 In accordance with the Exchange Act, this Annual Repot on Form 10-KSB has been signed by the following persons on behalf of the issuer and in the capacities and on the dates indicated.


/s/ Richard V. Secord                                         September 27, 2006
------------------------------------------------------
RICHARD V. SECORD
Director, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)


/s/ Richard V. Secord                                         September 27, 2006
------------------------------------------------------
RICHARD V. SECORD
Acting Chief Financial Officer (Principal Financial
Officer)


/s/ BRENT M. PRATLEY, M.D.                                    September 27, 2006
------------------------------------------------------
BRENT M. PRATLEY, M.D.
Director


/s/ MILTON R. GEILMANN                                        September 27, 2006
------------------------------------------------------
MILTON R. GEILMANN
Director


/s/ HARRY C. ADERHOLT                                         September 27, 2006
------------------------------------------------------
HARRY C. ADERHOLT
Director